Form 10-K405
period 1999-12-31
MAXYGEN INC
filed 2000-03-28
CIK 1068796

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                       Commission file number 000-28401

                                 MAXYGEN, INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                 77-0449487
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

              515 Galveston Drive, Redwood City, California 94063
                   (Address of principal executive offices)

                                (650) 298-5300
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.0001 per share
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

  The aggregate market value of the common stock held by non-affiliates of the registrant as of March 22, 2000 was approximately $1.9 billion, based on the closing sale price for the registrant's common stock on the Nasdaq National Market on that date. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual stockholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

  As of March 22, 2000, there were 32,269,644 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Designated portions of the registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward Looking Statements

  This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: (1) our MolecularBreeding technologies and processes,
(2) our ability to realize commercially valuable discoveries in our programs,
(3) our intellectual property portfolio, (4) our business strategies and plans and (5) our ability to develop products suitable for commercialization. These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 20 to 29 should be considered carefully in evaluating Maxygen and its business.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

  Maxygen(TM), MaxyScan(TM), MolecularBreeding(TM), DNAShuffling(TM), and the Maxygen logo are some of our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

                                    PART I

Item 1 BUSINESS

Overview

  We believe that we are the leader in the emerging field of directed molecular evolution, the process by which new, modified genes are generated for specific commercial uses. Our MolecularBreeding technologies bring together advances in molecular biology and classical breeding, while capitalizing on the large amount of genetic information being generated by government, academic and commercial laboratories. Our principal objective is to maximize the value of our MolecularBreeding technologies through the development of multiple products in a broad range of industries including agriculture, chemicals and human therapeutics.

  We have established strategic alliances with recognized leaders in our target industries and with U.S. government agencies. To date, our corporate collaborators include Novo Nordisk in the area of industrial enzymes, DuPont/Pioneer Hi-Bred and AstraZeneca in agriculture, DSM in antibiotic manufacturing and Rio Tinto in chemical bioprocessing. Our government grants are from the Defense Advanced Research Projects Agency (DARPA) and the National Institute of Standards and Technology-Advanced Technology Program (NIST-ATP) primarily for the development of vaccines and the advancement of our MolecularBreeding technologies. Committed funding from our commercial collaborators and grant agencies totals over $102 million. We may additionally receive over $145 million in milestone payments based on the accomplishment of specific performance criteria, as well as royalties on product sales.

  We will continue to establish strategic collaborations with recognized leaders in several of our target industries and with U.S. government agencies. We plan to retain significant rights to develop and market products arising from our funded strategic collaborations. In addition, we will identify and invest our own funds in certain specific areas and product opportunities with the aim of capturing a high percentage of profits on product sales. We intend to fully develop and exploit the breadth of opportunity which we believe can be addressed by our MolecularBreeding technologies.

Background

 Evolution and DNA

  Evolution is the process by which living organisms adapt to their environment. The first step of this process is sexual reproduction, which creates a variety of physical characteristics that increase the diversity of a population. Second, nature exerts a selective force on the individuals, dictating which characteristics will be favored and be passed to the next generation. As a result of changing environmental and competitive pressures, diversity may increase, leading to variation in the physical characteristics of individuals and species adapted for specific environments.

  The physical characteristics of an organism are determined by genetic information inherited from the previous generation. This genetic information is coded for by DNA, a molecule found in the cells of living organisms. DNA is comprised of four different chemical bases called nucleotides. Human cells have several billion nucleotides, the precise sequence of which determines the content of the genetic information. DNA is organized into discrete units called genes. Genes act alone or in combination to produce proteins, which not only form the fabric of cells but also direct them to perform biological functions that may in turn influence physical characteristics. Generally, the inherited biological properties or physical characteristics of an organism change only when the DNA in a gene is altered.

  In summary, variations in genes provide the basis for inherited diversity in a population, thus maximizing the opportunity for developing characteristics optimally suited for a specific environment.

 Mutation and Recombination

  There are two predominant methods by which nature is able to change the genetic information encoded by DNA to create diversity: mutation and recombination.

  All organisms incur a certain number of mutations in their DNA as a result of normal cellular processes or interactions with external environmental factors such as radiation from sunlight. Mutation typically involves changes in individual nucleotides and is essentially random. Almost all mutations are harmful to the function of genes, but a very small percentage are beneficial and may pass more broadly into the population.

  Sexually reproducing organisms use recombination, a process that involves the organized exchange and reassortment of large sections of DNA from their parents. This process allows for new combinations of genes without disrupting the function of the newly created genes. This has a significant impact on physical characteristics and is the primary cause of diversity in a sexually reproducing population.

Classical Breeding and Its Limitations

  Without any knowledge of the genetic basis of evolution, humans have been breeding crops and animals for over 4,000 years in the search for better physical characteristics. All of the domestic breeds of farm animals and horses, cereal crops, fruits, vegetables, crops for fiber, household pets, most ornamental flowers and many other species represent the results of many generations of selective breeding by humans. In all these cases, humans have cross-bred crops or animals with the most desired physical characteristics to produce improvements in the next generation. For example, modern corn now has a dramatically higher yield than the wild strain of corn that produced very small amounts of grain. This improvement probably began with ancient Inca farmers continually selecting, breeding and propagating the most robust seed corn. This is known as classical breeding.

  In the 19th century, advances in biology led to a better understanding of the basis of heredity. The discovery of the structure of DNA in 1953 subsequently led to the realization that genetic information was responsible for physical characteristics and that its manipulation could further improve the breeding process. In modern breeding, the DNA of offspring is often sequenced to determine whether or not they are carrying undesirable genes. This reduces the probability of breeding poor quality stock and increases the pace of improvement.

  Despite the improvements in classical breeding, this technique still has a number of significant limitations. First, the process is extremely time consuming, since the offspring must mature in order to determine if they carry the desired characteristic. For example, this cycle takes several years in cattle. Second, classical breeding can only be used to breed entire organisms and cannot readily use genetic information to modify or select for specific genes and the traits they represent. This limitation is compounded when multiple genes encode the selected trait or when the simultaneous breeding of multiple traits is desired. Thus, the scope of potential improvements accessible by classical breeding is limited.

Modern Biotechnology and Its Current Limitations

  The modern biotechnology industry was founded on the ability to isolate genes from natural sources, and to make proteins from these genes for use in production systems. Despite some notable exceptions, the majority of proteins discovered by scientists and developed by the modern biotechnology industry have not been commercially successful. Similarly, in the chemical industry, most naturally occurring enzymes are not efficient or stable enough to be used for manufacturing chemicals. The lack of product success is due in part to the fact that the relevant proteins have not been evolved for commercial purposes.

  In recent years, significant research efforts in biotechnology have focused on identifying genes and elucidating their function. These efforts, which are known as genomics, have been highly successful in identifying tens of thousands of genes, but are limited in their ability to rapidly develop products. This results from two primary causes. First, the genes identified by genomics have not been evolved for commercial purposes. Second, once a gene has been identified, a number of steps need to be completed before the genetic information can be used for the development of products.

  Typical deficiencies of naturally occurring genes and proteins that limit their commercial utility as therapeutic products include inappropriate availability in the body, stability, difficulty and cost of manufacture, lack of specificity, toxicity and other side effects. Similarly, in applications such as agricultural biotechnology and chemical processes using enzymes as catalysts, problems include the levels at which proteins can be made, specificity, stability, efficiency of enzyme function under industrial manufacturing conditions and purity. In addition, potential products with the highest commercial value often result from the action of multiple genes or multiple biological reactions and are difficult to optimize with modern biotechnology techniques. Many biotechnology companies have abandoned or never pursued development efforts with potential product candidates as a result of the unsuitability of the native proteins for commercial uses.

  One approach used by the traditional biotechnology industry to attempt to improve genes for commercial purposes is random mutagenesis. This technique, involving the random mutation of genes, usually results in harmful changes. In addition, the low probability of randomly improving a gene or sequence of complex biological reactions makes screening for positive changes prohibitively expensive and time consuming.

  A second approach, rational design, seeks to modify a gene to improve its properties based on knowledge regarding how the structure of the gene determines the function of its resultant protein. Fundamental research on the mechanism of action of the relevant protein is pursued until the knowledge gained allows a rational prediction of how to change the gene for desired effect. This process requires many simplifying assumptions, is costly and time intensive, and has been generally unsuccessful.

  As such, genes and gene products are generally too complex to commercialize using genomics, rational design, random mutagenesis or other current technologies.

The Maxygen Solution

  We have developed proprietary MolecularBreeding technologies that address the limitations of classical breeding and traditional biotechnology by maximizing DNA variation, which is known as genetic diversity, through directed evolution at the molecular level. Maximizing genetic diversity increases the opportunity for developing characteristics optimally suited for a specific commercial purpose. Our MolecularBreeding technologies bring together advances in molecular biology and classical breeding, while capitalizing on the wealth of genetic information being developed by genomics. Our technologies are fast, inexpensive, commercially focused and results oriented. Our approach, unlike conventional approaches, requires minimal understanding of complex underlying biological systems.

  There are two components of our MolecularBreeding technologies. The first is DNAShuffling, our proprietary process for recombining genes into a diverse library of novel DNA sequences known as gene variants. The second is MaxyScan, a series of proprietary screening capabilities for the selection of desired commercial properties from the library of DNA sequences. The combination of DNAShuffling and MaxyScan specialized screening enables us to identify new products in a rapid, cost-effective manner.

  Virtually any product or process that utilizes or could utilize DNA or proteins can potentially be improved for optimal function using our MolecularBreeding technologies. We are therefore applying our technologies to evolve genes and proteins for use in fields as diverse as chemicals, agriculture, vaccines and protein pharmaceuticals.

  We believe that our MolecularBreeding technologies provide distinctive advantages over traditional biotechnology, as summarized in the following table.

            Advantages of Maxygen's MolecularBreeding Technologies

                                          Modern     Maxygen's MolecularBreeding
           Characteristic              Biotechnology        Technologies
           --------------              ------------- ---------------------------
Time to generate lead product
 candidates..........................  several years       weeks to months
Necessary understanding of the
 biological processes underlying lead
 product candidates..................       yes                  no
Ability to optimally improve
 properties for commercial
 applications........................       no                   yes
Cost to generate lead product
 candidates..........................      high                  low
Amount of resulting genetic
 diversity...........................     limited        virtually unlimited

Maxygen's MolecularBreeding Technologies

  Our technologies mimic the natural events of evolution. First, genes are subjected to DNAShuffling, generating a diverse library of gene variants. Second, our proprietary MaxyScan screening systems select individual proteins from the gene variants in the library. The proteins that show improvements in the desired characteristics become the initial lead candidates. After confirmation of activity, the initial lead candidates are then used as the genetic starting material for additional rounds of shuffling. Once the level of improvement needed for the particular commercial application is achieved, the group of lead candidates is moved forward to the product or process development stage.

                    [DIAGRAM OF MOLECULAR BREEDING PROCESS]

 Step One: DNAShuffling Recombination Technologies

  Our DNAShuffling recombination technologies work as follows: a single gene or multiple genes are cleaved into fragments and recombined, creating a population of new gene variants. The new genes created by DNAShuffling are then selected for one or more desired characteristics. This selection process yields a population of genes that becomes the starting point for the next cycle of recombination. As with classical breeding, this process is repeated until genes expressing the desired properties are identified.

  DNAShuffling recombination technologies can be used to evolve properties that are coded for by single genes, multiple genes and entire genomes. By repeating the process, DNAShuffling recombination technologies ultimately generate libraries with a high percentage of genes that have the desired function. Due to the high quality of these libraries, a relatively small number of screening tests need to be performed in order to identify gene variants with the desired commercial qualities. This process significantly reduces the cost and time associated with identifying multiple potential products.

 Step Two: MaxyScan Screening

  The ability to screen or select for a desired improvement in function is essential to the effective development of a newer improved gene or protein. As a result, we have invested significant resources in developing automated, rapid screens and selection formats.

  We have developed screening tests that can measure the production of proteins or small molecules in culture without significant purification steps or specific test reagents, thereby eliminating time-consuming steps required for traditional screening tests. We are also focusing on the development of reliable, cell-based screening tests that are predictive of specific functions relevant to our human therapeutics programs. Accordingly, we continue to develop new screening approaches and technologies. Our approach is to create multitiered screening systems whereby we use a less sensitive screening test as a first screen to quickly select proteins with the desired characteristics, followed by a more sensitive screening test to confirm value in these variants and to select for final lead product candidates. Unlike approaches that create random diversity, MolecularBreeding produces potentially valuable libraries of gene variants with a predominance of active genes with the desired function. This allows us to use complex biological screens and formats as a final screening test, as relatively few proteins must be screened to detect an improvement in the starting gene activity.

  We have access to multiple sources of genetic starting material. In addition to the wealth of publicly available genetic sequence information, we are able to access our collaborators' proprietary genes. Furthermore, we are able to inexpensively obtain our own genetic starting material that, when coupled with the DNAShuffling process, provides a virtually infinite amount of new, proprietary gene variants with potential commercial value.

  We use certain equipment and vendor software in conjunction with our DNAShuffling recombination technologies and MaxyScan screening systems, but to date, have not used internally developed software. We also use other software purchased from third party vendors to a limited extent in our research and development activities.

Demonstrated Successes of Our MolecularBreeding Technologies in Multiple Applications

  We have consistently achieved improvement in gene function using our MolecularBreeding technologies. Impressive results have been demonstrated in many different systems that have relevance to multiple commercial applications. Our technologies have the ability to generate improvements that would be difficult, costly, time intensive and, in many cases, impossible to achieve using other methods. We have shown that we can achieve improved gene function without a detailed understanding of the underlying complex biological processes.

  For example, we have demonstrated our ability to improve genes that increase the anti-viral activity of a protein and develop new enzymes that have the potential to streamline chemical and pharmaceutical manufacturing processes. In addition, we have improved the performance of subtilisin, one of the most commercially valuable laundry detergent enzymes. Subtilisin is one of the most highly studied enzymes and has been extensively modified to improve its commercial properties. This example demonstrates the ability of MolecularBreeding to achieve further improvements beyond the limits of modern biotechnology. A summary of representative experiments published by our scientists is set forth below.

 Example                        Property                Activity Increase           Publication
 -------                        --------                -----------------           -----------
 b-lactamase..........  Increased antibiotic       32,000-fold                 Nature (1994)
                         resistance/enzyme
                         activity
 Antibody.............  Increased expression       100-fold                    Nature Medicine
                         level                                                 (1996)
 Antibody.............  Increased                  >440-fold                   Nature Medicine
                         antibody/receptor                                     (1996)
                         binding
 Green fluorescent                                 45-fold                     Nature Biotechnology
  protein.............  Increased fluorescence                                 (1996)
 b-galactosidase to
  fucosidase..........  Increase in activity       66-fold activity            Proceedings of the
                                                                               National Academy of
                                                                               Sciences (1997)
                        Increase in specificity    1,000-fold specificity
 Arsenate pathway
  (3 genes)...........  Increased bacterial        40-fold                     Nature Biotechnology
                         resistance to arsenate                                (1997)
 Cephalosporinase       Increased antibiotic       0-540-fold                  Nature (1998)
  family..............   resistance
 Subtilisin protease..  Simultaneous improvement   2 to 4 fold in 3 properties Nature Biotechnology
                         in 3 properties                                       (1999)
 Human b-interferon
  family..............  Increased activity as      285,000-fold                Nature Biotechnology
                         measured by antiviral                                 (1999)
                         activity on mouse cells
 HSV thymidine kinase
  family..............  Increased sensitivity to   32-fold                     Nature Biotechnology
                         prodrug (AZT)                                         (1999)

The Maxygen Strategy

  Our goal is to be the world leader in the commercialization of products and processes developed using directed molecular evolution. There are four basic elements to our business strategy:

  Expand Our Proprietary Technology Leadership. In order to expand our technology leadership, we will continue to develop our core MolecularBreeding technologies by investing significantly in research and development. We will acquire and license technologies from third parties that complement our capabilities. We will protect and build on our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies. We will continue to recruit and collaborate with leaders in the field of directed molecular evolution.

  Expand Our Strategic Collaborations and Grants. We will continue to establish strategic collaborations with leading companies in different industries. We will also pursue additional grants from major U.S. government agencies. Our goal is to benefit from the combined expertise of Maxygen and our collaborators. Additionally, we seek to receive financial support from our collaborators for research and development of products and for our core technologies, as well as potential milestone and royalty payments on any products commercialized.

  Maximize Commercial Applications of Our Technologies. We plan to develop multiple products for multiple industries. We believe we have short-, medium- and long-term commercial opportunities in the chemicals, agriculture and pharmaceutical industries. We believe our technologies have broad commercial applications, including the development of new and improved pharmaceuticals and vaccines, better agricultural products and more efficient chemical manufacturing systems.

  Retain Our Commercialization Rights. We have invested and plan to invest our own funds in certain areas and product opportunities with the aim of capturing a high percentage of profits on product sales.

Potential Fields of Application

  We believe that our MolecularBreeding technologies can be applied to many different industries. We can potentially improve virtually any product or process that utilizes or could utilize DNA or proteins using our MolecularBreeding technologies. Potential applications of MolecularBreeding technologies include the development of new high-value products and the improvement of existing products and manufacturing processes. We can potentially use multiple approaches to develop products to solve complex problems, including the following:

 In Medicine

  . New and improved treatments for major diseases such as cancer, cardiovascular disease, diabetes and obesity.

  . New vaccines to treat and prevent viral diseases such as hepatitis, AIDS and emerging viral diseases and parasitic diseases such as malaria that affect millions of people each year.

  . Therapeutic vaccines and gene therapies to treat and prevent diseases such as multiple sclerosis, allergies and cancer.

  . New natural products for the development of better and cheaper antibiotics to counter the spread of infectious organisms that have developed a resistance to conventional antibiotics.

  .  New natural products as improved therapies for cancer.

  . New gene therapies for treatments for hereditary diseases such as hemophilia and cystic fibrosis.

 In Agriculture and Food Production

  . Crops with increased yields which require less fertilizers, herbicides or insecticides.

  . Plants that can thrive on land where they could not otherwise survive, for example because of lack of water, high salt level or extreme temperatures.

  .  Vaccines to treat and prevent diseases of farm animals.

  .  Nutritionally improved forms of food and animal feed.

  .  Food with increased health benefits.

 In the Chemical Industry

  . New, more cost-effective and more environmentally friendly production systems for plastics, vitamins, pharmaceuticals, fibers and adhesives.

  .  New materials such as fibers and plastics.

  . Plants as factories for the cheaper and more environmentally friendly production of substances such as plastics and pharmaceuticals.

 In the Environmental and Energy Industries

  . New systems for controlling pollution, such as novel processes for reduction of carbon emissions and polluting effluents.

  .  Preparation of non-polluting and cleaner-burning energy sources.

  .  Removal of pollutants, such as sulphur, from oil and other fossil fuels.

Current Fields of Application

  We are currently applying our MolecularBreeding technologies to high-value opportunities in the fields of chemicals, agriculture, preventative and therapeutic vaccines and protein pharmaceuticals.

 Chemicals

  The chemicals industry is comprised of three major segments: commodity, specialty and fine chemicals. Together, 1998 sales in these segments exceeded $800 billion. Within these segments, approximately $50 billion is readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. An additional $200 billion has been identified as potentially addressable by biological approaches within the next 10-20 years. Included in the potential market is the manufacturing of major chemicals, plastics, vitamins, compounds used in the manufacture of pharmaceuticals, enzymes for use as catalysts, the pigments and additives in paint and the polymers and fibers in our clothing. Enzymes occurring in nature are generally not able to meet the stringent activity requirements that would allow for the broad commercial use of enzymes as catalysts.

  We have demonstrated that MolecularBreeding technologies allow for the creation of new modified enzymes for use as catalysts, and metabolic pathways that overcome the limitations of naturally occurring enzymes. We are currently generating libraries of proprietary enzymes for use as catalysts, which we believe will offer a significant competitive advantage over existing chemical catalysts. These enzymes could provide increased yields and decreased manufacturing costs by a reduction in requirements for raw materials, capital equipment and energy. In addition, we believe these enzyme catalysts will have applicability in generating new useful materials.

  We have established multiple collaborations in the chemical industry, one with Novo Nordisk, the world's leading manufacturer of industrial enzymes, one with DSM, a leader in the production of bulk antibiotic products and intermediates and one with Rio Tinto, one of the world's largest mining companies. Our collaboration with Novo Nordisk was established in September 1997. Novo Nordisk had a market share of 45% of the industrial enzymes market in 1998. The total industrial enzymes market (a segment of the chemicals market) is estimated at $1.4 billion today, growing to over $3 billion by 2008. Together with Novo Nordisk, we are applying our MolecularBreeding technologies to the potential production of improved industrial enzymes. For example, we have significantly improved multiple commercially relevant properties in subtilisin, one of the most studied and highly modified industrial enzyme products. Under the five-year agreement, Novo Nordisk will pay us royalties on any sales of industrial enzyme products that are developed through our MolecularBreeding technologies.

  In March 1999, we commenced a three-year strategic collaboration with DSM to evolve new enzymes for use in the manufacture of certain classes of penicillin antibiotics. We are receiving research funding over the three year collaboration, and we will receive royalties from the implementation of any evolved enzymes developed through our MolecularBreeding technologies.

  In January 2000, we entered into a three-year strategic collaboration with Rio Tinto to develop enzymatic systems for use in carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes more generally, for use in chemical bioprocessing and other applications. We are receiving research funding over the three year collaboration, and will share revenues with Rio Tinto obtained from the use or sale of certain products or processes developed through our MolecularBreeding technologies.

  In addition to the existing collaborations, we expect to pursue independent development of high-value chemical products, as well as to enter into additional strategic alliances with leading chemical companies.

 Agriculture

  Today's agricultural biotechnology market is estimated at approximately $1 billion. It is expected to grow to approximately $6 billion by 2005. Over the past decade, companies have used biotechnology to provide protection from herbicides, diseases and pests, resulting in impressive increases in crop yield.

  The need for increased crop yield, the desire to move away from chemical pesticides, and the determination of the DNA sequence have combined to provide significant growth in agricultural biotechnology.

  In addition to yield improvement, the agricultural industry is investing heavily in biotechnology to develop crops with improved qualities such as higher oil content and enhanced nutritional value for human food or animal feed.

  A third area of great market potential is the use of plants as "factories" where the plant produces a substance that has commercial value, generally when processed and separated from the plant and sold as a pure preparation. Plants potentially can be used to manufacture pharmaceutical products and specialty or fine chemicals.

  We believe our MolecularBreeding technologies can be used to create numerous commercial opportunities in crop protection and plant quality traits. We are developing multiple commercial products for the agriculture industry through commercial collaborations with two of the world's leading agriculture companies, AstraZeneca and DuPont/Pioneer Hi-Bred. From these collaborations we have committed funding of over $66 million and may receive milestone payments of over $145 million based on the accomplishment of specific performance criteria, as well as royalties on product sales. The AstraZeneca and DuPont/Pioneer Hi-Bred collaborations fully fund our research and development efforts under these collaborations, and provide us with a large portfolio of potentially high-value gene products for the agricultural markets.

  Together with our collaborators, we are currently working on a broad portfolio of 12 potential products in areas of yield improvement and quality traits. We have retained significant rights to develop and market certain applications of the products resulting from the collaborations. In addition to the existing collaborations, we are pursuing and expect to pursue independent development of high-value agricultural products, and intend to enter into additional strategic alliances with leading agriculture companies.

 Preventative and Therapeutic Vaccines

  Worldwide sales of vaccines in 1998 exceeded $4 billion and are expected to exceed approximately $10 billion by 2005. Vaccines have been used for decades to prevent the onset of infectious disease in humans and animals. The vaccine market has the potential to increase dramatically for the following reasons:

  . Many physicians recognize vaccines as the preferred therapy for numerous infectious diseases given the increasing drug resistance of pathogens and the inability to prevent or effectively treat traditional and newly emerging viral infections.

  . Researchers are investigating vaccines as treatments for cancer, autoimmune diseases, allergy and other non-infectious diseases.

  .  Adults are increasingly using vaccines.

  .  Travelers from developed countries are increasingly using vaccines.

  Vaccines are typically comprised of two elements: antigens, which are components of the invading pathogen that are recognized by cells of the immune system and trigger the body's defenses; and adjuvants, which are immune system boosters. The limited ability of existing antigens and adjuvants to generate the required immune responses has hindered the development of vaccines. We believe that we can generate new modified vaccines that have the potential to overcome the limitations of traditional vaccine development.

  We are building our research and development capabilities in the vaccine area with the support of government grant funding and have retained full commercialization rights, subject only to a license to the U.S. government as required by applicable statutes and regulations. Total committed government grant funding in the vaccine area is over $22 million.

  We believe our MolecularBreeding technologies have the potential ability to transform the design and development of vaccines through the identification of new genes and proteins that allow for the generation of broad and strong immune response. This would enable us to address both the treatment and prevention of a wide variety of diseases including cancer, allergy, diseases in which the body generates an improper immune response and infectious diseases such as AIDS and hepatitis. We are developing a portfolio of products in the vaccine area, including, for example, proprietary new improved antigens and adjuvants for stimulating the immune system.

 Protein Pharmaceuticals

  In 1998, the worldwide sales of therapeutic proteins made using recombinant DNA technology were approximately $17 billion, and are projected to reach approximately $19 billion in 2000. Protein pharmaceutical products, such as erythropoietin (1998 worldwide sales of $4 billion) and granulocyte colony stimulating factor (1998 worldwide sales of over $1.6 billion) represent some of the world's highest revenue pharmaceutical products. While some protein pharmaceuticals containing naturally occurring proteins can address large markets, many naturally occurring proteins are not well suited for commercialization without modification. We believe that our MolecularBreeding technologies provide the capabilities necessary to attain the improvements suitable for commercial use.

  Our MolecularBreeding technologies potentially can be applied to improve existing pharmaceutical proteins, create superior second generation high-value proteins with, for instance, improved stability, and create new proteins and pioneer new therapies. Our MolecularBreeding technologies potentially can also be applied to protein pharmaceuticals to improve desirable biological activities, alter binding activity, and reduce harmful side effects and toxicities.

  The area of human therapeutics presents significant opportunity for us as the rapid cloning and sequencing of the human genome is leading to the identification of hundreds of new genes and proteins that potentially could be optimized and developed as new protein pharmaceuticals. We are currently working on a number of protein pharmaceuticals at the research stage. We are pursuing a two-fold strategy to develop protein pharmaceuticals. First, we intend to collaborate with leading pharmaceutical and biotechnology companies and second, we are internally developing our own pharmaceutical product pipeline for future collaboration opportunities, licensing to others or independent commercialization.

Areas of Exploration

  In addition to those areas described above, we will continue to evaluate opportunities in fields such as antibody engineering, food and feed with enhanced nutritional benefits, natural products, gene therapy, liquid fuels and environmental applications. We are assessing these and other commercialization opportunities through discussions with potential corporate and academic collaborators and U.S. government agencies. In many instances, we have already established initial technology development and proof of principle models. Additional development may be funded through federal grants, corporate collaborators or our own funds.

 Antibodies

  Our MolecularBreeding technologies potentially allow for the generation of new antibodies with improved binding specificity for their targets and other improved therapeutic properties for multiple diseases. In particular, monoclonal antibodies, which originate from a single cell and that have specificity for particular disease targets, are an important sector of the biotechnology industry representing over 20% of all biopharmaceutical products in development. The FDA has recently approved for commercial sale several antibodies, including Genentech's Herceptinand Novartis' Simulect, which have potential utility in a broad range of diseases.

 Nutritional Compounds

  We believe that our technologies may be applied to individual genes, gene families and entire complex biological pathways to develop foods, nutritional supplements and animal feed with improved health benefits. Specific applications include vitamins, sweeteners, preservatives and cholesterol lowering agents. These are potentially high-value products that are currently receiving significant attention in both the food and pharmaceutical industries.

 Natural Product Drug Discovery

  Natural products and natural product derivatives represent approximately 80% of 1998 product sales in the areas of antibiotics and cancer therapies. We may enter into collaborations with biotechnology and pharmaceutical companies to generate new libraries of lead natural product compounds by modifying enzymes and metabolic pathways through MolecularBreeding. We believe that new enzymes and pathways created through MolecularBreeding may allow for the generation of natural product variants in ways that are not feasible using existing chemical synthesis methodologies. Our efforts could potentially create new natural products with increased activity, stability, availability in the body or specificity.

 Gene Therapy

  Gene therapy is an approach to treat or prevent certain diseases by introducing therapeutic genes into target cells to produce specific proteins that will elicit a desired therapeutic response. We believe that our MolecularBreeding technologies are potentially well suited to the development of gene delivery and cell-targeting systems that could improve current modes of disease treatment and prevention. We have completed two internal programs that demonstrate the technical feasibility of MolecularBreeding to improve the properties of viral and non-viral gene therapy delivery methodologies.

 Liquid Fuels and Environmental Uses

  The depletion of fossil fuels and the effects of carbon dioxide emissions on the environment have raised awareness of the need to develop alternative fuels. Companies may employ our MolecularBreeding technologies to develop biological systems that produce cleaner burning fuels, such as methanol and ethanol, from alternative carbon sources, such as plant biomass and animal waste rather than petroleum. Additionally, companies potentially could use our MolecularBreeding technologies to develop systems containing enzymes for use as catalysts that could capture carbon dioxide that would otherwise be released into the environment, and potentially use the carbon dioxide to produce value-added products, such as fertilizers, polymers and plastics and cleaner burning fuels.

Corporate Collaborations

  Since inception, we have entered into strategic collaborations and several additional proof of principle collaborations with commercial entities and have received six grants from U.S. government agencies. Assuming our research efforts for existing collaborations are expended for the full research term, we have total committed funding of over $102 million, of which approximately $75 million is from our collaborators and $27 million from government funding. Of these committed funds, we have earned approximately $17 million; additionally, we have received $15 million in consideration of purchase of our equity. In addition, potential milestone payments from our existing collaborations could exceed $145 million based on the accomplishment of specific performance criteria, in addition to earned royalties on product sales. We expect that strategic collaborations and government grants will continue to be an important element of our business strategy.

  Our strategy in entering into strategic collaborations is to work with leaders in their respective industries on specific research projects. Our agreements grant to our strategic collaborators exclusive licenses under intellectual property developed by us in the collaboration for specific products for specific uses. Generally, we retain the right to work ourselves or with others on projects outside the scope of the areas and projects that are the subject of our collaborations.

  In the chemicals area, we have entered into research agreements with Novo Nordisk for industrial enzymes, DSM for enzymes for use in the manufacture of penicillin and Rio Tinto for chemical process validation. We retain the right to conduct other projects ourselves or with third parties.

  Even in those areas, such as agriculture, where we have entered into research agreements with DuPont/Pioneer Hi-Bred and AstraZeneca for multiple research projects relating to multiple crops and traits, we have the right to use these same crops to conduct other projects and develop other products, as well as the right to conduct projects using other crops.

  In our strategic collaborations, in exchange for commercial licenses to the products developed during the program in specified fields, we typically seek initial license fees, collaborative research funding, technology advancement funding, milestone payments for significant developments and royalties on product sales.

  We have entered into the following significant collaborations:

 Novo Nordisk

  In September 1997, we entered into a five year strategic collaboration with Novo Nordisk A/S, the world's largest producer of industrial enzymes, for the development and bulk production of specific industrial enzymes in fields such as laundry detergents, leather processing and pulp and paper manufacturing. Industrial enzymes are used for a broad spectrum of activities ranging from food preparation, to detergents, to pulp and paper manufacturing. Industrial enzymes today represent over a $1.4 billion market.

  Novo Nordisk will use our MolecularBreeding technologies to generate new industrial enzymes. In addition, Novo Nordisk has made a five year commitment to contribute funding for the research and development of new directed evolution technologies. Under the agreement, Novo Nordisk has an exclusive royalty-bearing license to use our MolecularBreeding technologies to develop proteins and enzymes for use in certain industrial enzyme fields. We have received an exclusive royalty-free license to certain Novo Nordisk technologies useful for the practice of MolecularBreeding in all fields outside the scope of the collaboration, except the field of human and veterinary diagnostic and therapeutic products, for which we received a co-exclusive license from Novo Nordisk. Under this agreement, Novo Nordisk will pay us a royalty on the sales of industrial enzyme products developed using our MolecularBreeding technologies.

 DuPont/Pioneer Hi-Bred

  In December 1998, we entered into a five year strategic collaboration with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. duPont de Nemours and Company, to utilize our MolecularBreeding technologies to generate new gene variants for use in the development of specific crop protection and quality grain traits in corn, soybeans and certain other crops. Under the terms of the agreement, in exchange for global commercialization rights, DuPont/Pioneer Hi-Bred purchased $5 million of our preferred stock, $5 million of our common stock at our initial public offering and paid $2.5 million in initial license fees. In addition, DuPont/Pioneer Hi-Bred has committed to pay us up to $27.5 million over five years for research and technology development, as well as possible milestone payments of up to $45 million based on the accomplishment of specific performance criteria and royalties on future product sales, if any. The agreement may be terminated by DuPont/Pioneer Hi-Bred after three years, upon six months notice, if a specified milestone has not been met.

 DSM

  In March 1999, we entered into a three year collaboration with Gist-Brocades N.V., a subsidiary of DSM N.V., to utilize our proprietary MolecularBreeding technologies to develop certain new enzymes for use in the manufacture of certain classes of penicillin antibiotics. Under the terms of the agreement, in exchange for global commercialization rights, we will receive research funding over three years and will receive royalties from the commercialization of any enzymes developed through our MolecularBreeding technologies.

 AstraZeneca

  In June 1999, we entered into a five year strategic collaboration with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, to utilize our MolecularBreeding technologies to improve the yield and quality of several of AstraZeneca's strategic crops. AstraZeneca is one of the world's leading agricultural companies. We have received $5 million in a preferred stock equity investment and could receive up to $21.5 million for research and development funding and technology advancement funding. We may receive over $100 million in potential milestone payments based on the accomplishment of specific performance criteria, in addition to royalties on product sales. In addition, each year of the collaboration AstraZeneca has the right to substitute their obligation to pay us $1 million in annual technology advancement funding with a $3 million equity investment at a 50% premium to the current market value.

 Rio Tinto

  In January 2000, we entered into a three year collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, to utilize our Molecular Breeding technologies to develop enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes more generally, for use in chemical bioprocessing and other applications. Rio Tinto is one of the world's leading mining companies with extensive worldwide operations in the mining of minerals and metals. In connection with the collaboration, we will receive research and funding payments and technology advancement fees from Rio Tinto of up to $2.7 million. Rio Tinto and Maxygen each have exclusive rights to commercialize technology developed in the collaboration in specific fields, and Maxygen and Rio Tinto each will share revenues with the other from certain products or processes that are commercialized by the other. The collaboration provides that the parties may create a new entity to commercialize the technology arising from the collaboration.

  In addition to the above collaborations, we have entered into several proof of principle collaborations with parties such as Abbott, Pfizer and Novartis.

U.S. Government Grants and Collaborations

  Government grants allow us to focus on key internal scientific programs. In addition, we retain ownership of all intellectual property and commercial rights generated during the project, subject to a non-exclusive, non-transferable, paid-up license to practice for or on behalf of the U.S. inventions made with federal funds, which is retained by the U.S. government as provided by the applicable statutes and regulations. We have obtained grant funding of over $27 million, primarily for the development of vaccines and the advancement of core technology, as outlined below.

                               Summary of Grants

                     Granting                                          Dollar
    Area of Grant     Agency         Description         Grant Date    Amount
    -------------    --------        -----------         ----------    ------
 Improved Drug       NIST-ATP Use of MolecularBreeding   Sept. 1997 $2.0 million
  Testing                     technologies to develop
                              new screening systems
                              for use in accelerated
                              discovery and
                              development of new AIDS
                              therapies and vaccines.

 Evolution of        DARPA    Use of MolecularBreeding    Feb. 1998 $5.6 million
  Vectors                     technologies to evolve a
                              new generation of DNA
                              vectors for rapid and
                              efficient delivery of
                              antigens for
                              immunization.

 Whole Genome        NIST-ATP Use of MolecularBreeding    Oct. 1998 $1.2 million
  Shuffling                   technologies to develop
                              new or improved
                              manufacturing processes.

 Decontamination     DARPA    Use of MolecularBreeding    Dec. 1998 $3.8 million
                              technologies to create
                              enzyme-based
                              decontamination
                              compounds effective
                              against pathogens.

 New Therapeutic and DARPA    Use of MolecularBreeding   April 1999 $7.7 million
  Preventative DNA            technologies to generate
  Vaccines                    new vaccines with a
                              broad spectrum of
                              activity against
                              multiple strains of
                              several different
                              pathogens.

 Aerosol-Based       DARPA    Use of MolecularBreeding   Sept. 1999 $6.8 million
  Vaccines                    technologies to deliver
                              aerosol-based
                              preventative and
                              therapeutic agents.

  In February 2000, we entered into a cooperative research and development agreement (CRADA) with the National Cancer Institute, National Institute of Health. The CRADA is a three year research agreement under which we will work with the National Cancer Institute to develop with our MolecularBreeding technologies, specific therapeutic proteins for the treatment of certain types of cancer. We will have the option to acquire an exclusive, royalty-bearing license to any inventions owned by the National Cancer Institute that are developed in the CRADA, on terms to be later established. The CRADA can be terminated by either the National Institute of Health or Maxygen at any time by advance notice to the other party.

Intellectual Property and Technology Licenses

  Pursuant to the technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited, each a wholly-owned subsidiary of Glaxo Wellcome plc, we were assigned all rights to the patents, applications and know-how related to MolecularBreeding technologies. Affymetrix, Inc. retains an exclusive, royalty-free license under the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

  We have an extensive patent portfolio including six issued U.S. patents relating to our proprietary MolecularBreeding technologies. Counterpart applications of these U.S. patents are pending in other major industrialized countries. We have an additional 86 pending U.S. patent applications and 70 pending foreign and international counterpart applications relating to our MolecularBreeding technologies and specialized screening technologies, and the application of these technologies to diverse industries including agriculture, protein pharmaceuticals, vaccines, gene therapy, chemicals and therapeutic drugs.

  We have exclusively licensed patent rights and technology for specific uses from Novo Nordisk, the California Institute of Technology, Stanford University and the University of Washington. These licenses give us rights to an issued U.S. patent, 16 U.S. patent applications, and 81 additional international or foreign counterpart applications.

  In addition, we received from Affymax a worldwide, non-exclusive license to certain Affymax patent applications and patents related to technology for displaying multiple diverse proteins on the surface of bacterial viruses.

Competition

  We believe we are the leader in the field of directed molecular evolution. We are aware that companies such as Diversa Corporation and Ixsys have alternative methods for obtaining genetic diversity. Academic institutions such as Caltech and the University of Washington are working in this field, and we have licensed certain technology from Caltech and the University of Washington. In the future, we expect the field to become highly competitive and that companies and academic and research institutions will seek to develop technologies that could be competitive with our MolecularBreeding technologies.

  Any products that we may develop through our MolecularBreeding technologies will compete in highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do, and we cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products or those of our collaborators obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in their respective fields.

  We are aware that Energy Biosystems Corporation and Diversa have described technologies that appear to have some similarities to our patented proprietary technologies. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.

Employees

  As of February 15, 2000 we had 149 full-time employees, 64 of whom hold Ph.D. or M.D. degrees and 119 of whom were engaged in full-time research activities. We plan to expand our corporate development programs and hire additional staff as corporate collaborations and government grants are established. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Directors and Executive Officers

  Our directors and executive officers, and their ages, as of March 22, 2000, are as follows:

              Name               Age                  Position
              ----               ---                  --------
 Russell J. Howard, Ph.D. ......  49 Director, President and Chief Executive
                                      Officer

 Simba Gill, Ph.D. .............  35 Chief Financial Officer and Senior Vice
                                      President of Business Development

 Michael Rabson, Ph.D. .........  46 General Counsel and Senior Vice President
                                      of Legal Affairs

 Willem P.C. Stemmer, Ph.D. ....  42 Vice President of Research

 John Bedbrook, Ph.D. ..........  50 President of Agriculture

 Howard A. Simon................  40 Vice President of Human Resources

 Norman Kruse, Ph.D. ...........  50 Director of Intellectual Property, Chief
                                      Patent Counsel

 Isaac Stein (1)(2).............  53 Chairman of the Board and Director

 Robert J. Glaser, M.D.(2)......  81 Director

 M.R.C. Greenwood, Ph.D. .......  56 Director

 Adrian Hennah(1)...............  42 Director

 Gordon Ringold, Ph.D.(1)(2)....  49 Director

 George Poste, D.V.M., Ph.D. ...  55 Director

 Julian N. Stern................  75 Secretary

--------
(1) Member of the audit and finance committee
(2) Member of the compensation committee

  Russell J. Howard, Ph.D., has served as our President, Chief Executive Officer and Director since June 1998 and is one of our co-founders. Dr. Howard was elected our President and Chief Operating Officer in May 1997. Originally trained in biochemistry and chemistry, Dr. Howard has spent over 20 years studying infectious diseases, primarily malaria, and currently serves on the National Institutes of Health and USAID advisory panels for malaria vaccine development. Prior to joining Maxygen, Dr. Howard was from August 1994 to June 1996 the President and Scientific Director of Affymax Research Institute.

  Simba Gill, Ph.D., joined us in July 1998 as the Chief Financial Officer and Senior Vice President of Business Development. Prior to joining us, from November 1996 to July 1998, Dr. Gill was at Megabios Corp. where he was Vice President of Business Development. Prior to this from November 1995 to November 1996, Dr. Gill was Director of Business Development at Systemix. Prior to joining Systemix, Dr. Gill worked at Boehringer Mannheim in a variety of corporate functions including Global Product Manager for erythropoietin, Manager of Corporate Business Development and Director of New Diagnostics Program Management. Dr. Gill received his Ph.D. in immunology at King's College, London University in collaboration with the U.K. biotechnology company CellTech, and his M.B.A. from INSEAD in Fontainbleau, France.

  Michael Rabson, Ph.D., joined us in September 1999 as Senior Vice President of Legal Affairs and General Counsel. Prior to joining us from February 1996 to September 1999, Dr. Rabson was a member of Wilson Sonsini Goodrich & Rosati, P.C. Prior to becoming a member, Dr. Rabson was an associate at Wilson Sonsini Goodrich & Rosati, P.C. Dr. Rabson received his Ph.D. in infectious disease epidemiology from Yale University and did a post-doctoral fellowship at the National Cancer Institute, National Institutes of Health. He was a patent examiner at the U.S. Patent and Trademark Office before he received his J.D. from Yale Law School.

  Willem P.C. Stemmer, Ph.D., is one of our co-founders and the inventor of MolecularBreeding. He has served as our Vice President of Research since March 1997. Dr. Stemmer's background is in medical genetics, where he originally worked on antibody engineering for immunotherapy of cancer. Prior to the organization of

Maxygen, he was a distinguished scientist at Affymax Research Institute from 1992 to 1996. He is a co-founder and board member of the Diversity Biotechnology Consortium, a joint academic and business effort focused on theoretical issues in molecular diversity and evolution. Dr. Stemmer has pioneered our MolecularBreeding technologies and has authored more than 14 papers on the subject and is the named inventor on more than 20 patent applications covering the technologies and, to date, five issued patents.

  John Bedbrook, Ph.D., joined us in November 1999 as President of Agriculture. Prior to this Dr. Bedbrook was Chief Executive Officer of Plant Science Ventures from the beginning of 1999 until he joined us and Chief Technology Officer at SAVIA from February 1998 to October 1999. Prior to joining SAVIA, Dr. Bedbrook held several senior management positions including Executive Vice President of Research and Development and Co-President at DNA Plant Technology Corp. from 1988 to 1997. Dr. Bedbrook also served as a Scientific Board Member and Director for many organizations. Dr. Bedbrook received his Ph.D. in Molecular Biology from the University of Auckland in New Zealand.

  Howard A. Simon joined us in November 1999 as Vice President of Human Resources. Prior to joining us, from 1993 to November 1999 Mr. Simon was a partner in the Labor, Employment and Benefits Law Group of Landels Ripley & Diamond, LLP. Mr. Simon is a 1985 graduate of the Boalt Hall School of Law at the University of California, Berkeley. Also in 1985, Mr. Simon received his Master of Arts Degree with highest honors from the Graduate Theological Union of Berkeley.

  Norman Kruse, Ph.D., joined us in March 1998 as the Director of Intellectual Property, Chief Patent Counsel. Prior to joining us, from December 1995 to February 1998, Dr. Kruse was a patent attorney at Chiron Corporation. Dr. Kruse was a patent attorney at Townsend and Townsend and Crew from January 1993 to December 1995. Dr. Kruse received his Ph.D. in molecular biology from the University of Washington and worked initially as a scientist and manager in the diagnostics industry. Subsequently, he managed technology assessment and acquisition for Triton Biosciences, during which time he obtained his J.D. from Golden Gate University of Law in San Francisco.

  Isaac Stein has served as our Chairman of the Board since June 1998 and a director since May 1996 and is one of our co-founders. Since November 1982, Mr. Stein has been president of Waverley Associates, Inc. a private investment firm. Mr. Stein is also a Managing Member of Technogen Enterprises, L.L.C. and Technogen Managers, L.L.C., which is the general partner of Technogen Associates, L.P. and a director of ALZA Corporation, the Benham Group of mutual funds and CV Therapeutics, Inc. He is also a trustee of Stanford University and the Chairman of the Board of UCSF Stanford Health Care.

  Robert J. Glaser, M.D., has served as our Director since September 1997. Dr. Glaser was Director for Medical Science at the Lucille P. Markey Charitable Trust from 1984 to June 1997, and a trustee from 1988 to June 1997. In accordance with the donor's will, the Trust ceased operations in June 1997. Dr. Glaser is also a director of ALZA Corporation and Hanger Orthopedic Group, Inc. Dr. Glaser has held faculty appointments at several universities, including Dean of the School of Medicine at Stanford University and Professor of Social Medicine at Harvard University. Originally trained as an internist, Dr. Glaser has 124 publications on streptococcal infections, rheumatic fever, medical education and health care, as well as being a contributor to numerous scientific treatises.

  M.R.C. Greenwood, Ph.D., has served as our Director since February 1999. Dr. Greenwood has been Chancellor of the University of California ( "UC") at Santa Cruz since July 1996. Prior to being named Chancellor of UC Santa Cruz, Dr. Greenwood was Dean of Graduate Studies and Vice President at UC Davis from July 1989 to July 1996. In addition, from November 1993 to May 1995, Dr. Greenwood took a leave from UC Davis to serve as Associate Director for Science in the White House Office of Science and Technology Policy. Dr. Greenwood received her doctorate in physiology, developmental biology and neurosciences from Rockefeller University.

  Adrian Hennah has served as our Director since September 1997. Mr. Hennah has held several key positions in the Glaxo Wellcome organization. He is currently leading a coordination team planning for the integration of Glaxo Wellcome with Smithkline Beecham. He was previously Senior Vice President and Chief Financial Officer of Glaxo Wellcome Inc. Prior to that, Mr. Hennah had a range of responsibilities within research and development including finance, business redesign and strategy process, human resources and engineering at Glaxo Wellcome plc since 1984, and he led the team coordinating the integration of Glaxo and Wellcome. Mr. Hennah is also a Director of Affymetrix. Mr. Hennah has a degree in law from Cambridge University and is a Sloan Fellow of the London Business School.

  Gordon Ringold, Ph.D., has served as our Director since September 1997. Dr. Ringold has served as Chairman and Chief Executive Officer of SurroMed, a biotechnology company focused on novel clinical databases since 1997. From March 1995 to February 2000, Dr. Ringold was Chief Executive Officer and Scientific Director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. Prior to serving as Chief Executive Officer, Dr. Ringold was the President and Scientific Director of Affymax Research Institute. Dr. Ringold received his Ph.D. in the laboratory of Dr. Harold Varmus, prior to joining the Stanford University School of Medicine, Department of Pharmacology, and serving as the Vice President and Director of the Institute for Cancer and Development Biology of Syntex Research. Dr. Ringold is a Managing Member of Technogen Enterprises, L.L.C. and Technogen Managers, L.L.C., which is the general partner of Technogen Associates, L.P.

  George Poste, D.V.M., Ph.D., has served as our Director since October 1999. Dr. Poste has been Chief Science and Technology Officer at SmithKline Beecham since January 1997 and is a member of the Board of Directors of SmithKline Beecham. Prior to being appointed to Chief Science and Technology Officer, Dr. Poste was President of Research and Development at SmithKline Beecham since 1989. Dr. Poste is also a Research Professor at the University of Pennsylvania and holds the William Pitt Fellowship at Pembroke College, Cambridge University. He is a Board-certified pathologist and was awarded a D.Sc. for meritorious research contributions by the University of Bristol in 1987. Dr. Poste received his Doctorate in Veterinary Medicine in 1966 and his Ph.D. in Virology in 1969 from the University of Bristol.

  Julian N. Stern has served as our Secretary since March 1997. He has been an attorney with the law firm of Heller Ehrman White & McAuliffe since 1956. He is currently the sole employee of a professional corporation that is a partner of Heller Ehrman. He is also a director of ALZA Corporation.

Scientific Advisory Board

  The following individuals are members of our Scientific Advisory Board:

  Baruch S. Blumberg, M.D., Ph.D., is a Distinguished Scientist at Fox Chase Cancer Center, Philadelphia, and University Professor of Medicine and Anthropology at the University of Pennsylvania. Dr. Blumberg's research has covered many areas including clinical research, epidemiology, virology, genetics and anthropology. Dr. Blumberg was awarded the Nobel Prize in 1976 for his work on infectious diseases and specifically for the discovery of the hepatitis B virus and has also been elected to the National Inventors Hall of Fame for similar work. Dr. Blumberg's research and insight into infectious diseases are valuable to Maxygen programs related to vaccines and hepatitis B in particular.

  Arthur Kornberg, M.D., is an active Professor Emeritus at the Stanford University School of Medicine, Department of Biochemistry. Dr. Kornberg has received numerous accolades including several honorary degrees and awards, the National Medal of Science, and the Nobel Prize in Medicine in 1959. He is a member of several prestigious scientific societies and serves as a member of several scientific advisory boards. Dr. Kornberg's years of research in enzymes and metabolism is a valuable contribution to directing the internal research programs of Maxygen.

  Joshua Lederberg, Ph.D., a research geneticist, is Professor Emeritus at the Rockefeller University, in New York. Formerly, Dr. Lederberg was a professor of genetics at the University of Wisconsin and at Stanford University School of Medicine. Dr. Lederberg is a pioneer in the field of bacterial genetics with the discovery of genetic recombination in bacteria, work for which he received the Nobel Prize in Physiology and Medicine in

1958. Maxygen is funding work in Dr. Lederberg's laboratory pertaining to the study of cell fusion and the generation of genetically diverse recombinants. His work and guidance in genetic recombination is important to our MolecularBreeding technologies.

  Alejandro C. Zaffaroni, Ph.D., is one of our co-founders. Dr. Zaffaroni is a biochemist by training and a highly successful biotechnology entrepreneur, who has co-founded and built several companies including ALZA Corporation, DNAX Institute of Molecular and Cellular Biology, Affymax N.V. and Affymetrix, Inc. Dr. Zaffaroni has repeatedly recognized the commercial value of leading-edge technologies and has turned those visions into highly successful companies. In 1995, Dr. Zaffaroni was awarded the National Medal of Technology by President Clinton in recognition of his contributions to the pharmaceutical and biotechnology industries. Dr. Zaffaroni is a Managing Member of Technogen Enterprises, L.L.C. and Technogen Managers, L.L.C., which is the general partner of Technogen Associates, L.P.

  Frances Arnold, Ph.D., is a Professor of Chemical Engineering and Biochemistry at the California Institute of Technology. She received her Ph.D. in Chemical Engineering from the University of California, Berkeley. She has authored or co-authored more than 120 publications and has 18 patents issued or pending. Dr. Arnold's research focuses on engineering new enzymes and pathways by directing their evolution in the laboratory. Her awards include an Office of Naval Research Young Investigator Award, a Presidential Young Investigator Award and a David and Lucille Packard Fellowship in Science and Engineering. Maxygen is funding work at Dr. Arnold's laboratory pertaining to directed molecular evolution. Dr. Arnold provides on-going guidance in the field of directed molecular evolution and its applications in the chemical industry.

                                 RISK FACTORS

  You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Maxygen. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

  We have incurred net losses since our inception, including a net loss of approximately $11.3 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of approximately
$24.2 million. We expect to have increasing net losses and negative cash flow in the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all of our revenues from collaborations and grants and will continue to do so in the foreseeable future. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We Are an Early Stage Company Deploying Unproven Technologies. If We Do Not Develop Commercially Successful Products, We May Be Forced to Cease Operations.

  You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our MolecularBreeding technologies are new and in the early stage of development. We may not develop products that prove to be safe and efficacious in any market, meet applicable regulatory standards, are capable of being manufactured at reasonable costs, or can be marketed successfully.

  We may not be successful in the commercial development of products. Successful products will require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of gene-based products. We have not proven our ability to develop and commercialize products. Further, none of our potential vaccine or protein therapeutic products are expected to enter clinical trials within the next year. We must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our products. Our research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products.

Commercialization of Our Technologies Depends On Collaborations With Other Companies. If We Are Not Able to Find Collaborators in the Future, We May Not Be Able to Develop Our Technologies or Products.

  Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our MolecularBreeding technologies, or the resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements to develop and commercialize products. We have entered into collaborative agreements with other companies to fund the development of certain new products for specific purposes. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our revenues will be reduced and our products may not be commercialized.

  We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, market or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

We Intend to Conduct Proprietary Research Programs, and Any Conflicts With Our Collaborators or Any Inability to Commercialize Products Resulting from This Research Could Harm Our Business.

  An important part of our strategy involves conducting proprietary research programs. We may pursue opportunities in fields that could conflict with those of our collaborators. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators, which could reduce our revenues.

  Certain of our collaborators could also become competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

  We will either commercialize products resulting from our proprietary programs directly or through licensing to other companies. We have no experience in manufacturing and marketing, and we currently do not have the resources or capability to manufacture products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite manufacturing, marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, we will continue to incur losses.

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

  We have experienced a period of rapid and substantial growth that has placed and, if this growth continues, will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 20 to 74 to 143 at December 31, 1997, 1998 and 1999, respectively. Our revenues increased from $341,000 in 1997 to $2.7 million in 1998 and $14.0 million in 1999. Our ability to manage our operations and growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to successfully implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may receive inadequate information to manage our day-to-day operations.

Since Our Technologies Can Be Applied to Many Different Industries, If We Focus Our Efforts on Industries That Fail to Produce Viable Product Candidates, We May Fail to Capitalize on More Profitable Areas.

  We have limited financial and managerial resources. In light of the fact that our technologies may be applicable to numerous, diverse industries, we will be required to prioritize our application of resources to discrete efforts. This requires us to focus on product candidates in selected industries and forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities.

Public Perception of Ethical and Social Issues May Limit the Use of Our Technologies, Which Could Reduce Our Revenues.

  Our success will depend in part upon our ability to develop products discovered through our MolecularBreeding technologies. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our MolecularBreeding technologies. Ethical and other concerns about our MolecularBreeding technologies, particularly the use of genes from nature for commercial purposes, and products resulting therefrom could adversely affect their market acceptance.

If the Public Does Not Accept Genetically Engineered Products, We Will Have Less Demand for Our Products.

  The commercial success of our potential products will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically engineered products may not gain public acceptance. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling laws or regulations, and could cause a decrease in the demand for our products.

  The subject of genetically modified organisms has received negative publicity in Europe, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant products could be subject to greater domestic regulation and could cause a decrease in the demand for our products.

Many Potential Competitors Who Have Greater Resources and Experience Than We Do May Develop Products and Technologies That Make Ours Obsolete.

  The biotechnology industry is characterized by rapid technological change, and the area of gene research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete.

  We face, and will continue to face, intense competition from organizations such as large biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies for modifying DNA. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors in the directed molecular evolution field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce enzymes for commercial purposes.

  Any products that we develop through our MolecularBreeding technologies will compete in multiple, highly competitive markets. Most of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs and facilities and capabilities, and greater experience in modifying DNA, obtaining regulatory approvals, manufacturing products and marketing.

  Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of our collaborators obsolete and noncompetitive.

Any Inability to Adequately Protect Our Proprietary Technologies Could Harm Our Competitive Position.

  Our success will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights.

  The patent positions of biopharmaceutical and biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering both our technologies and products as we deem appropriate. However, these applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

  We rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

Litigation or Other Proceedings or Third Party Claims of Intellectual Property Infringement Could Require Us to Spend Time and Money and Could Shut Down Some of Our Operations.

  Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with our MolecularBreeding technologies, or products that are similar to products developed with the use of our MolecularBreeding technologies. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

  Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

  We routinely monitor the public disclosures of other companies operating in our industry regarding their technological development efforts. If we determine that these efforts violate our intellectual property or other rights, we intend to take appropriate action, which could include litigation. Any action we take could result in substantial costs and diversion of management and technical personnel. Furthermore, the outcome of any action we take to protect our rights may not be resolved in our favor.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Additional Personnel We May Be Unable to Pursue Collaborations or Develop Our Own Products.

  We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. We do not currently have sufficient executive management personnel to fully execute our business plan. There is currently a shortage of skilled executives, which is likely to continue. As a result, competition for skilled personnel is intense, and the turnover rate can be high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Failure to attract and retain personnel would prevent us from pursuing collaborations or developing our products or core technologies.

  Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire these services or to develop this expertise could impair the growth, if any, of our business.

We Will Need Additional Capital in the Future. If Additional Capital is Not Available, We Will Have to Curtail or Cease Operations.

  Our future capital requirements will be substantial and will depend on many factors including payments received under collaborative agreements and government grants, the progress and scope of our collaborative and independent research and development projects, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims.

  Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, we will have to curtail or cease operations. We anticipate that our current cash and investments, and interest earned thereon, together with anticipated cash flows from operations, will enable us to maintain our currently planned operations for at least the next three years. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

Some of Our Programs Depend on Government Grants, Which May Be Withdrawn. The Government Has License Rights to Technology Developed With Its Funds.

  We have received and expect to continue to receive significant funds under various U.S. government research and technology development programs. The government may significantly reduce funding in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. Additionally, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. There can be no assurance that we will receive the entire funding under our existing or future grants.

  Our grants provide the U.S. government a non-exclusive, non-transferable paid up license to practice for or on behalf of the U.S. inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and Maxygen's potential market could be reduced.

Our Potential Therapeutic Products Are Subject to a Lengthy and Uncertain Regulatory Process. If Our Potential Products Are Not Approved, We Will Not Be Able to Commercialize Those Products.

  The Food and Drug Administration must approve any vaccine or therapeutic product before it can be marketed in the U.S. Before we can file a new drug application or biologic license application with the FDA, the product candidate must undergo extensive testing, including animal and human clinical trials, which can take many years and require substantial expenditures. Data obtained from such testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application or product license application may cause delays or rejections. The regulatory process is expensive and time consuming.

  Because our products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and, government regulatory authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. We have not submitted an application with the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding technologies for commercialization in the U.S. or elsewhere. We or any of our collaborators may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products. The regulatory agencies of foreign governments must also approve our therapeutic products before the products can be sold in those other countries.

  Even after investing significant time and expenditures, we may not obtain regulatory approval for our products. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.

Laws May Limit Our Provision of Genetically Engineered Agricultural Products in the Future. These Laws Could Reduce Our Ability to Sell These Products.

  We may develop genetically engineered agricultural products. The field testing, production and marketing of genetically engineered plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow us to produce and market our genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

  The FDA currently applies the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. However, genetically engineered food products will be subject to premarket review if these products raise safety questions or are deemed to be food additives. Our products may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise questions, are deemed to be food additives, or if the FDA changes its policy.

  The FDA has also announced in a policy statement that it will not require that genetically engineered agricultural products be labeled as such, provided that these products are as safe and have the same nutritional characteristics as conventionally developed products. The FDA may reconsider or change its labeling policies, or local or state authorities may enact labeling requirements. Any such labeling requirements could reduce the demand for our products.

  The U.S. Department of Agriculture prohibits genetically engineered plants from being grown and transported except pursuant to an exemption, or under strict controls. If our future products are not exempted by the USDA, it may be impossible to sell such products.

Adverse Events in the Field of Gene Therapy May Negatively Impact Regulatory Approval or Public Perception of Any Gene Therapy Products We or Our Collaborators May Develop.

  Currently, we are not engaged in developing gene therapy products; however, we may engage in these activities in the future either for our own account or with collaborators. If we or our collaborators develop gene therapy products, these products may encounter substantial delays in development and approval due to the government regulation and approval process. A recent death and other adverse events reported in gene therapy clinical trials may lead to more government scrutiny of proposed clinical trials of gene therapy products, stricter labeling requirements for these products and delays in the approval of gene therapy products for commercial sale.

  The commercial success of any potential gene therapy products made by us or our collaborators will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapies are unsafe, and gene therapy products may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in a decrease in demand for any gene therapy products we or our collaborators may develop.

Health Care Reform and Restrictions on Reimbursements May Limit Our Returns on Pharmaceutical Products.

  Our future products are expected to include pharmaceutical products. Our ability and that of our collaborators to commercialize pharmaceutical products developed with our MolecularBreeding technologies may depend in part on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

Our Collaborations With Outside Scientists May Be Subject to Change That Could Limit Our Access to Their Expertise.

  We work with scientific advisors and collaborators at academic and other institutions. These scientists are not our employees and may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. Although our scientific advisors and collaborators sign agreements not to disclose our confidential information, it is possible that certain of our valuable proprietary knowledge may become publicly known through them.

We May Be Sued for Product Liability.

  We may be held liable if any product we develop, or any product that is made with the use or incorporation of, any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. Although we intend to obtain product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our products, our liability could exceed our total assets.

We Use Hazardous Chemicals and Radioactive and Biological Materials in Our Business. Any Claims Relating to Improper Handling, Storage or Disposal of These Materials Could Be Time Consuming and Costly.

  Our research and development processes involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. Some of these materials may be novel, including viruses with novel properties and animal models for the study of viruses. Our operations also produce hazardous waste products. Some of our work also involves the development of novel viruses and viral animal models. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We believe that our current operations comply in all material respects with these laws and regulations. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or production efforts. We believe that our current operations comply in all material respects with applicable Environmental Protection Agency regulations.

  In addition, certain of our collaborators are working with these types of hazardous materials in connection with our collaborations. To our knowledge, the work is performed in accordance with biosafety regulations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these viruses and hazardous materials. Further, under certain circumstances, we have agreed to indemnify our collaborators against all damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

  The trading prices of life science company stocks in general, and ours in particular, have experienced extreme price fluctuations in recent months. The valuations of many life science companies without consistent product revenues and earnings, including ours, are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

  . announcements of new technological innovations or new products by us or our competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the biotechnology and life science industries;

  . changes in the market valuations of other biotechnology or life science companies;

  . developments in domestic and international governmental policy or regulations;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  developments in patent or other proprietary rights;

  .  period-to-period fluctuations in our operating results;

  .  future royalties from product sales, if any, by our strategic partners;
     and

  .  sales of our common stock or other securities in the open market.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

We Expect that Our Quarterly Results of Operations Will Fluctuate, and This Fluctuation Could Cause Our Stock Price to Decline, Causing Investor Losses.

  Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

  . expiration of research contracts with collaborators or government research grants, which may not be renewed or replaced;

  . the success rate of our discovery efforts leading to milestones and royalties;

  . the timing and willingness of collaborators to commercialize our products, which would result in royalties; and

  . general and industry specific economic conditions, which may affect our collaborators' research and development expenditures.

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2000. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

  Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

Future Sales of Our Common Stock May Depress Our Stock Price.

  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

  There were approximately 32,269,644 shares of common stock outstanding as of March 22, 2000. Of these shares, 7,081,834 shares are freely transferable without restriction or further registration under the Securities Act, except for any shares held by our "affiliates," as defined in Rule 144 of the Securities Act, 1,218,366 shares are subject to lock-up agreements providing that the stockholders will not offer, sell or otherwise dispose of any of the shares of common stock owned by them that expire on June 18, 2000 and 99,800 shares are subject to lock-up agreements that expire on June 12, 2000. The remaining 23,852,394 shares of common stock outstanding are "restricted securities" as defined in Rule 144 and may be sold without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. Our directors, officers and certain stockholders, including greater than 5% stockholders, who hold approximately 17,004,809 of these remaining shares have agreed not to sell any of these shares until June 19, 2000. Other stockholders holding approximately 6,847,585 shares have agreed in connection with our initial public offering not to sell any of these shares until June 13, 2000.

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

  Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 46% of our outstanding common stock, and Glaxo Wellcome International B.V. owns approximately 21% of our outstanding common stock. As a result, these stockholders, if they act together, and Glaxo Wellcome International B.V. by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

If We Engage in Any Acquisition, We Will Incur a Variety of Costs, and We May Never Realize the Anticipated Benefits of the Acquisition.

  We are actively evaluating opportunities to acquire businesses, technologies, services or products that we believe are complementary with our business activities. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

  In addition, recent proposed changes in the Financial Accounting Standards Board rules for merger accounting may affect the cost of making acquisitions or of being acquired. For example, if these proposed changes become effective we would likely have to record goodwill or other intangible assets that we would amortize to earnings if we merge with another company. Such amortization would adversely impact our future operating results. Further, accounting rule changes that reduce the availability of write-offs of the value of in-process research and development in connection with an acquisition could result in the capitalization and amortization of these amounts, which would negatively impact results of operations in future periods.

Our Facilities Are Located Near Known Earthquake Fault Zones, and the Occurrence of an Earthquake or Other Catastrophic Disaster Could Cause Damage to Our Facilities and Equipment, Which Could Require Us to Cease or Curtail Operations.

  Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989 a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Item 2  PROPERTIES

  We lease an aggregate of 47,880 square feet of office and laboratory facilities in Redwood City, California. The lease expires on February 24, 2005 with respect to 31,166 square feet and on March 31, 2002 with respect to 16,714 square feet. We have an option to extend the term of the lease for three years with respect to the 16,714 square feet. We believe that the facilities we currently lease are sufficient for approximately the next three months and that anticipated future growth for the next six months can be accommodated by leasing additional space near our current facilities.

Item 3 LEGAL PROCEEDINGS

  We are not currently a party to any material pending legal proceedings.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to an action by written consent, our stockholders approved the following in November 1999:

  1. Adoption of our Amended and Restated Certificate of Incorporation.

  2. Adoption of our Amended and Restated Bylaws.

  3. Approval of certain amendments to our 1997 Stock Option Plan.

  4. Adoption of our 1999 Employee Stock Purchase Plan.

  5. Adoption of our 1999 Nonemployee Directors Stock Option Plan.

  Each of the foregoing was approved by the stockholders as follows:

                                                            Shares     Shares
   Class or Series                                        Approving  Outstanding
   ---------------                                        ---------- -----------
   Common Stock.......................................... 10,739,466 12,012,825
   Series A Preferred Stock..............................  1,507,500  2,790,000
   Series B Preferred Stock..............................  3,098,670  3,666,667
   Series C Preferred Stock..............................  1,000,000  1,000,000
   Series D Preferred Stock..............................  3,056,642  3,636,364
   Series E Preferred Stock..............................    800,000    800,000

                                    PART II

Item 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Our common stock has been traded on the Nasdaq National Market since our initial public offering on December 16, 1999 under the symbol MAXY. Prior to such time, there was no public market for our common stock. Through March 22, 2000, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

                                                                  High    Low
                                                                 ------- ------
   Fourth Quarter 1999 (from December 16, 1999)................. $ 82.00 $31.98
   First Quarter 2000 (through March 22, 2000)..................  186.00  52.00

  On March 22, 2000 the last reported sale price of our common stock on the Nasdaq National Market was $101.00 per share. On March 20, 2000, there were approximately 313 holders of record of our common stock.

  We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

  We made the following unregistered sales of our securities during the year ended December 31, 1999:

    1. In March 1999, we issued 15,000 shares of common stock to Cahan & Associates in consideration for consulting services. In April 1999, we issued 50,000 shares of common stock to the University of Washington in exchange for the license of intellectual property. In June 1999, we issued 125,000 shares of common stock to the California Institute of Technology in exchange for the license of intellectual property. In December 1999, we issued 1,600 shares of common stock to one of our consultants for aggregate consideration of $10,000.

    2. In June 1999, we sold 3,636,364 shares of Series D preferred stock to 62 investors for aggregate consideration of $19,963,000.

    3. In August 1999, we sold 800,000 shares of Series E preferred stock to AstraZeneca Holdings, B.V. for aggregate consideration of $5,000,000.

    4. From January 1, 1999 until December 22, 1999, we granted options to purchase an aggregate of 2,986,830 shares of common stock with exercise prices ranging from $0.30 to $16.00 per share. From January 1, 1999 until December 22, 1999, options to purchase 2,640,650 shares of common stock were exercised for aggregate consideration of approximately $1.6 million.

  There were no underwriters employed in connection with any of the transactions set forth in Item 5.

  The issuances of securities described in Items 5(a)(1), 5(a)(2) and 5(a)(3) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. With respect to the grant of stock options described in Item 5(a)(4), an exemption from registration was unnecessary in that none of the transactions involved a "sale" of securities as this term is used in Section 2(3) of the Securities Act. The sale and issuance of securities and the exercise of options described in Item 5(a)(4) were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided in Rule
701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

  (b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. A total of 6,900,000 shares of our common stock were sold at a price of $16.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc. and Invemed Associates LLC. Of these 6,900,000 shares, 900,000 were issued upon exercise of the underwriters' over-allotment option. The offering commenced on December 16, 1999 and closed on December 21, 1999. The initial public offering resulted in gross proceeds of $110.4 million, $7.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to us were approximately $101.0 million. From the time of receipt through December 31, 1999, the proceeds were applied toward temporary investments in depository accounts, master notes and liquidity optimized general investment contracts and are included within cash and cash equivalents.

Item 6 SELECTED FINANCIAL DATA

  The statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from our financial statements, which have been audited by Ernst & Young LLP, Independent Auditors, and are included elsewhere in this report. The balance sheet data as of December 31, 1997 was derived from our financial statements audited by Ernst & Young LLP not included herein. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing pro forma net loss per share. See Note 8 of Notes to Financial Statements for information concerning the deemed dividend upon issuance of convertible preferred stock in August 1999.

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
                                                   (in thousands, except per
                                                          share data)
Statement of Operations Data:
Collaborative research and development revenue ..  $   341  $  1,077  $  8,895
Grant revenue....................................      --      1,646     5,122
                                                   -------  --------  --------
Total revenues...................................      341     2,723    14,017
Operating expenses:
  Research and development.......................    3,074     7,828    19,250
  General and administrative.....................    1,461     3,920     7,498
                                                   -------  --------  --------
Total operating expenses.........................    4,535    11,778    26,748
                                                   -------  --------  --------
Loss from operations.............................   (4,194)   (9,055)  (12,731)
Net interest income..............................      161       299     1,413
                                                   -------  --------  --------
Net loss.........................................   (4,033)   (8,826)  (11,318)
Deemed dividend upon issuance of convertible
 preferred stock.................................      --        --     (2,200)
                                                   -------  --------  --------
Net loss attributable to common stockholders.....  $(4.033) $ (8,826) $(13.518)
                                                   =======  ========  ========
Basic and diluted net loss per share.............  $ (0.82) $  (1.31) $  (1.53)
                                                   =======  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................    4,917     6,748     8,854
Pro forma basic and diluted net loss per share
 (unaudited).....................................           $  (0.75) $  (0.74)
                                                            ========  ========
Shares used in computing pro forma basic and
 diluted net loss per share......................             11,762    18,249
                                                         December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
                                                        (in thousands)
Balance Sheet Data:
Cash and cash equivalents .......................  $ 2,693  $ 15,306  $136,343
Working capital .................................    2,152    12,264   132,510
Total assets ....................................    3,154    17,600   145,578
Non-current portion of equipment financing ......      --        --      1,644
Accumulated deficit .............................   (4,033)  (12,859)  (24,177)
Total stockholders' equity ......................    2,571    11,700   133,716

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this report.

Overview

  Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with large agriculture and chemical companies and from government grants. Our current collaborators are Novo Nordisk, DuPont/Pioneer Hi-Bred, AstraZeneca, DSM and Rio Tinto. Our government grants are from the Defense Advanced Research Projects Agency and the National Institute of Standards and Technology-Advanced Technology Program.

  We have invested heavily in establishing our MolecularBreeding technologies. These investments contributed to revenue increases from $341,000 in 1997 to $2.7 million in 1998 and $14.0 million in 1999. Our total headcount increased from 20 employees at the end of fiscal 1997 to 74 employees at the end of fiscal 1998 and to 143 employees at the end of fiscal 1999 of whom 80% were engaged in research and development. Research and development consisted of work for collaborators, government grant agencies and work advancing our core technologies.

  We have incurred significant losses since our inception. As of December 31, 1999, our accumulated deficit was $24.2 million and total stockholders' equity was $133.7 million. Operating expenses increased from $4.5 million in fiscal 1997, to $11.8 million in fiscal 1998 and to $26.7 million in fiscal 1999. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

Source of Revenue and Revenue Recognition Policy

  We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements with DuPont/Pioneer Hi-Bred and AstraZeneca provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, our collaborators make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 1999, we have deferred revenues of approximately $7.5 million. Our sources of potential revenue for the next several years are likely to be research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements. See
Note 2 of Notes to Financial Statements.

Deferred Compensation

  Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value for financial reporting purposes of our common stock on the date options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred compensation for options granted to consultants is periodically remeasured as the underlying options vest.

  In connection with the grant of stock options to employees, we recorded deferred stock compensation of approximately $2.6 million, $2.4 million and $19.5 million in the fiscal years ended December 31, 1997, 1998 and 1999, respectively. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recorded amortization of deferred compensation of approximately $863,000, $1.6 million and $4.9 million for the fiscal years ended December 31, 1997, 1998 and 1999, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. See Note 8 of Notes to Financial Statements.

Results of Operations

Comparison of Years Ended December 31, 1998 and 1999

 Revenues

  Our total revenues for fiscal 1998 and 1999 were $2.7 million and $14.0 million, respectively. The increase of $11.3 million was due primarily to the addition of new research collaborations with AstraZeneca and DuPont/Pioneer Hi-Bred, new government grants and the expansion of existing government grants. Collaboration research and development revenue and grant revenue accounted for 40% and 60%, respectively, of total revenues in fiscal 1998, and 63% and 37%, respectively, of total revenues in fiscal 1999.

 Research and Development Expenses

  Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased 144% from $7.9 million in fiscal 1998 to $19.3 million in fiscal 1999. The increase was due primarily to increased staffing and other personnel-related costs to support our additional collaborative and internal research efforts. Also included in research and development expenses is $783,000 related to the acquisition of certain technology licenses from research institutions. The technology is being used in research and development and has no alternative future uses.

  Research and development expenses represented 289% of total revenues in fiscal 1998 and 137% of total revenues in fiscal 1999. The decrease as a percentage of total revenues was due primarily to the growth in our total revenues. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

 General and Administrative Expenses

  Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased 92% from $3.9 million in fiscal 1998 to $7.5 million in fiscal 1999. Expenses increased primarily due to increased staffing necessary to manage and support our growth.

  General and administrative expenses represented 144% of total revenues for fiscal 1998 and 53% of total revenues for fiscal 1999. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

 Net Interest Income

  Net interest income represents income earned on our cash and cash equivalents net of interest expense. Net interest income increased from $229,000 in fiscal 1998 to $1.4 million in fiscal 1999. This increase was due to higher average cash balances.

 Deemed Dividend Upon Issuance of Convertible Preferred Stock

  We recorded a deemed dividend of $2.2 million in August 1999 upon the issuance of Series E convertible preferred stock. At the date of issuance, we believed the per share price of $6.25 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair market value of our common stock as of August 1999 and determined it to be $9.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $2.2 million, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for fiscal 1999.

 Provision for Income Taxes

  We incurred net operating losses in fiscal 1998 and 1999, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 1999, we had a federal net operating loss carryforwards of approximately $10.4 million. We also had federal research and development tax credit carryforwards of approximately $400,000. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2011 through 2019. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 9 of Notes to Financial Statements.

Comparison of Years Ended December 31, 1997 and 1998

 Revenues

  Our total revenues for fiscal 1997 and 1998 were $341,000 and $2.7 million, respectively. The increase of $2.4 million was due primarily to the addition of new research collaborations and government grants. Collaborative research and development revenue accounted for 100% of total revenues in fiscal 1997. Collaborative research and development revenue and grant revenue accounted for 40% and 60%, respectively, of total revenues in fiscal 1998.

 Research and Development Expenses

  Research and development expenses increased from $3.1 million in fiscal 1997 to $7.9 million in fiscal 1998. The increase was due primarily to increased staffing and other personnel-related costs. Research and development expenses represented 901% and 289% of total revenues in fiscal 1997 and 1998, respectively. The decreases as a percentage of total revenues was due primarily to the growth in our total revenues.

 General and Administrative Expenses

  General and administrative expenses increased from $1.5 million in fiscal 1997 to $3.9 million in fiscal 1998. Expenses increased in each period due primarily to increased staffing and personnel-related costs resulting from additional staffing necessary to manage and support our growth. General and administrative expenses represented 428% of total revenues for fiscal 1997 and 144% of total revenues for fiscal 1998. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues.

 Net Interest Income

  Net interest income was $161,000 in fiscal 1997 and $229,000 in fiscal 1998. Changes in interest income were due primarily to changes in our average cash balances during these periods.

 Provision for Income Taxes

  We incurred net operating losses in fiscal 1997 and 1998 and consequently we did not pay any federal, state or foreign income taxes.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through private placements and a public offering of equity securities, receiving aggregate consideration from such sales totaling $157.0 million and research and development funding from collaborators and government grants totaling $22.0 million. As of December 31, 1999, we had $136.3 million in cash and cash equivalents and $166,000 available under an equipment financing line of credit.

  Our operating activities used cash of $2.6 million, $2.7 million and $3.0 million in fiscal 1997, 1998 and 1999, respectively. Uses of cash in operating activities were primarily to fund net operating losses offset by receipt of funding from collaborators that had been deferred.

  Additions of property and equipment were $459,000, $760,000 and $4.5 million in fiscal 1997, 1998 and 1999, respectively. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

  Financing activities provided cash of $5.7 million, $16.1 million and $128.6 million in fiscal 1997, 1998 and 1999, respectively. These amounts are the proceeds we received from the sale of preferred stock, net of issuance costs, and proceeds from the sale of common stock including our initial public offering in December 1999.

  We expect cash flows from our corporate collaborators for the funding of research and technology advancement to total approximately $12 million in both 2000 and 2001 and up to this amount in 2002 and 2003 if our collaboration with DuPont/Pioneer Hi-Bred extends to a fourth and fifth year. DuPont/Pioneer Hi-Bred may terminate the agreement after three years, upon six months notice if a specified milestone has not been met. The above amounts include $1 million annually of technology advancement funding from AstraZeneca. In lieu of making this payment, AstraZeneca can elect to purchase $3 million of our equity securities at a 50% premium to the fair value of the securities on the date of issuance. Cash flows from government grants are determined by the expenses incurred by Maxygen. Total remaining committed grant funding amounts to $20 million through fiscal 2002; however some grant programs are subject to a yearly appropriations process in Congress and we may not receive funds under existing grants because of budgeting constraints of the agency administering the program.

  We believe that our current cash and investments and interest earned thereon, together with our current cash and cash equivalents and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next three years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Impact of Year 2000

  In 1999, we completed our remediation and testing of hardware and software systems to assess their Year 2000 readiness. We expensed less than $25,000 during 1999 relating to Year 2000 compliance.

  To date, we have not experienced any material adverse effect on our business or operating results as a result of any Year 2000 problems. In addition, we have not deferred any material information technology projects or equipment purchases as a result of our Year 2000 problem activities. However, we believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting us have been identified or corrected. If we, our customers, our providers of hardware and software or our third-party computer network providers fail to remedy any Year 2000 issues, the reasonably likely worst case scenario would be the interruption of our research programs, which could have a material adverse affect on our business, financial conditions and results of operations. Presently we are unable to quantitatively estimate the duration and extent of any such interruption, or estimate the effect such interruption may have on our future revenue. However, we believe that the impact of any Year 2000 issue on our research operations will be limited to the ongoing execution of new experiments. We do not expect that any historical data will be affected.

Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk is confined to our cash and cash equivalents, which have maturities of less than three months. We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

Item 8 FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Maxygen, Inc.

  We have audited the accompanying balance sheets of Maxygen, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxygen, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 18, 2000

                                 MAXYGEN, INC.

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 15,306  $136,343
  Grant and other receivables..............................      600     3,038
  Prepaid expenses and other current assets................      271       800
                                                            --------  --------
    Total current assets...................................   16,177   140,181
  Property and equipment, net..............................    1,001     4,764
  Deposits and other assets................................      422       633
                                                            --------  --------
    Total assets........................................... $ 17,600  $145,578
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $    466  $    370
  Accrued compensation.....................................      153       393
  Other accrued liabilities................................      286     1,803
  Deferred revenue.........................................    2,903     4,935
  Related party payables...................................      105       --
  Current portion of equipment financing obligations.......      --        170
                                                            --------  --------
    Total current liabilities..............................    3,913     7,671
Deferred revenue...........................................    1,987     2,527
Non-current portion of equipment financing obligations.....      --      1,664

Commitments

Stockholders' equity:
  Convertible preferred stock, $0.0001 par value,
   25,000,000 shares and 5,000,000 shares authorized at
   December 31, 1998 and 1999, respectively, 7,461,667 and
   no shares issued and outstanding at December 31, 1998
   and 1999, respectively..................................        1       --
  Common stock, $0.0001 par value: 70,000,000 shares
   authorized, 9,230,500, and 30,860,781 shares issued and
   outstanding at December 31, 1998 and 1999,
   respectively............................................        1         3
  Additional paid-in capital...............................   27,706   176,517
  Notes receivable from stockholders.......................     (548)   (1,411)
  Deferred stock compensation..............................   (2,601)  (17,216)
  Accumulated deficit......................................  (12,859)  (24,177)
                                                            --------  --------
    Total stockholders' equity.............................   11,700   133,716
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 17,600  $145,578
                                                            ========  ========

                            See accompanying notes.

                                 MAXYGEN, INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year ended December 31,
                                                     --------------------------
                                                      1997     1998      1999
                                                     -------  -------  --------
Collaborative research and development revenue.....  $   341  $ 1,077  $  8,895
Grant revenue......................................      --     1,646     5,122
                                                     -------  -------  --------
Total revenues.....................................      341    2,723    14,017
Operating expenses:
  Research and development (Including charges for
   stock compensation of $317, $651 and $3,998 in
   1997, 1998 and 1999, respectively)..............    3,074    7,858    19,250
  General and administrative (Including charges for
   stock compensation of $546, $910 and $2,501 in
   1997, 1998 and 1999, respectively)..............    1,461    3,920     7,498
                                                     -------  -------  --------
Total operating expenses...........................    4,535   11,778    26,748
                                                     -------  -------  --------
Loss from operations...............................   (4,194)  (9,055)  (12,731)
Interest income (expense), net.....................      161      229     1,413
                                                     -------  -------  --------
Net loss...........................................   (4,033)  (8,826)  (11,318)
Deemed dividend upon issuance of convertible
 preferred stock (Note 8)..........................      --       --     (2,200)
                                                     -------  -------  --------
Net loss attributable to common stockholders.......  $(4,033) $(8,826) $(13,518)
                                                     -------  -------  --------
Basic and diluted net loss per share...............  $ (0.82) $ (1.31) $  (1.53)
                                                     -------  -------  --------
Shares used in computing basic and diluted net loss
 per share.........................................    4,917    6,748     8,854



                            See accompanying notes.

                                 MAXYGEN, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                     Convertible
                   Preferred Stock      Common Stock    Additional      Notes                                     Total
                  ------------------- -----------------  Paid-In   Receivable from Deferred Stock Accumulated Stockholders'
                    Shares     Amount   Shares   Amount  Capital    Stockholders    Compensation    Deficit      Equity
                  -----------  ------ ---------- ------ ---------- --------------- -------------- ----------- -------------
Issuance of
 common stock to
 Affymax
 Technologies N.
 V. and Glaxo
 Group Limited
 for technology
 in March 1997..          --    $ --   5,460,000  $ --   $    --       $   --         $    --      $    --      $    --
Issuance of
 common stock to
 founders for
 promissory
 notes at $0.20
 per share......          --      --   2,100,000     1        419         (420)            --           --           --
Issuance of
 Series A
 convertible
 preferred stock
 to investors at
 $2.00 per share
 for cash.......    2,790,000     --         --     --      5,580          --              --           --         5,580
Issuance of
 common stock to
 employees upon
 exercise of
 stock options
 for $0.20 per
 share..........          --      --     100,000    --         20          --              --           --            20
Payments
 received on
 promissory
 notes..........          --      --         --     --        --           141             --           --           141
Deferred stock
 compensation...          --      --         --     --      2,639          --           (2,639)         --           --
Amortization of
 deferred stock
 compensation...          --      --         --     --        --           --              863          --           863
Net loss from
 inception to
 December 31,
 1997...........          --      --         --     --        --           --              --        (4,033)      (4,033)
                  -----------   ----  ----------  ----   --------      -------        --------     --------     --------
Balance at
 December 31,
 1997...........    2,790,000     --   7,660,000     1      8,658         (279)         (1,776)      (4,033)       2,571
Issuance of
 Series A
 convertible
 preferred stock
 to investors at
 $2.00 per share
 for cash.......        5,000     --         --     --         10          --              --           --            10
Issuance of
 Series B
 convertible
 preferred stock
 to investors at
 $3.00 per share
 for cash, less
 issuance cost
 of $36.........    3,666,667      1         --     --     10,966          --              --           --        10,967
Issuance of
 Series C
 convertible
 preferred stock
 to a
 collaborator
 for cash at
 $5.00 per
 share..........    1,000,000     --         --     --      5,000          --              --           --         5,000
Options granted
 to consultants
 for services
 rendered.......          --      --         --     --        209          --              --           --           209
Issuance of
 common stock to
 consultants for
 cash and
 services at
 $2.25 and $4.00
 per share, and
 to employees
 upon exercise
 of stock
 options for
 cash and
 promissory
 notes at $0.20
 and $0.30 per
 share..........          --      --   1,570,500    --        477         (269)            --           --           208
Deferred stock
 compensation...          --      --         --     --      2,386          --           (2,386)         --           --
Amortization of
 deferred stock
 compensation...          --      --         --     --        --           --            1,561          --         1,561
Net loss........          --      --         --     --        --           --              --        (8,826)      (8,826)
                  -----------   ----  ----------  ----   --------      -------        --------     --------     --------
Balance at
 December 31,
 1998...........    7,461,667      1   9,230,500     1     27,706         (548)         (2,601)     (12,859)      11,700
Issuance of
 common stock to
 employees upon
 exercise of
 options for
 cash and
 promissory
 notes at $0.20,
 $0.30, $0.75
 and $7.50 per
 share..........          --      --   2,640,650    --      1,645         (863)            --           --           782
Options granted
 to consultants
 for services
 rendered.......          --      --         --     --        875          --              --           --           875
Issuance of
 common stock
 for services
 rendered and
 certain
 technology
 rights at
 $4.00, $5.16
 and $6.25 per
 share..........          --      --     191,600    --        845          --              --           --           845
Issuance of
 Series D
 convertible
 preferred stock
 to investors at
 $5.50 per share
 for cash, less
 issuance costs
 of $37.........    3,636,364     --         --     --     19,963          --              --           --        19,963
Issuance of
 Series E
 convertible
 preferred stock
 to a
 collaborator at
 $6.25 per
 share..........      800,000     --         --     --      5,000          --              --           --         5,000
Issuance of
 common stock
 for initial
 public offering
 at $16.00 per
 share less
 issuance costs
 of $9,403......          --      --   6,900,000     1    100,996          --              --           --       100,997
Conversion of
 convertible
 preferred stock
 to common
 stock..........  (11,898,031)    (1) 11,898,031     1        --           --              --           --           --
Deferred stock
 compensation...          --      --         --     --     19,487          --          (19,487)         --           --
Amortization of
 deferred stock
 compensation...                  --         --     --        --           --            4,872          --         4,872
Net loss........          --      --         --     --        --           --              --       (11,318)     (11,318)
                  -----------   ----  ----------  ----   --------      -------        --------     --------     --------
Balance at
 December 31,
 1999...........          --    $ --  30,860,781  $  3   $176,517      $(1,411)       $(17,216)    $(24,177)    $133,716
                  ===========   ====  ==========  ====   ========      =======        ========     ========     ========

                            See accompanying notes.

                                 MAXYGEN, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year ended December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
Operating activities
Net loss........................................... $(4,033) $(8,826) $(11,318)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization....................      40      178       729
  Deferred stock compensation amortization.........     863    1,561     4,862
  Common stock issued and stock options granted to
   consultants for services rendered and for
   certain technology rights.......................     --       332     1,730
  Changes in operating assets and liabilities:
    Grant and other receivables....................     (10)    (590)   (2,438)
    Prepaid expenses and other current assets......     (32)    (239)     (529)
    Deposits and other assets......................     --      (422)     (211)
    Accounts payable...............................     101      365       (96)
    Accrued liabilities............................     231      208     1,757
    Deferred revenue...............................     199    4,691     2,572
    Related party payables.........................      52       53      (105)
                                                    -------  -------  --------
Net cash used in operating activities..............  (2,589)  (2,689)   (3,047)
                                                    =======  =======  ========
Investing activities
Acquisition of property and equipment..............    (459)    (760)   (4,492)
                                                    -------  -------  --------
Financing activities
Proceeds from issuance of convertible preferred
 stock, net of issuance costs......................   5,580   14,477    24,963
Proceeds from notes payable........................     --     1,500       --
Borrowings under equipment financing obligations...     --       --      1,834
Payments received on promissory notes..............     141      --        --
Proceeds from issuance of common stock, net of
 issuance costs....................................      20       85   101,779
                                                    -------  -------  --------
Net cash provided by financing activities..........   5,741   16,062   128,576
                                                    -------  -------  --------
Net increase in cash and cash equivalents..........   2,693   12,613   121,037
Cash and cash equivalents at beginning of period...     --     2,693    15,306
Cash and cash equivalents at end of period......... $ 2,693  $15,306  $136,343
                                                    =======  =======  ========
Schedule of noncash transactions
Issuance of common stock in exchange for note
 receivable........................................ $   420  $   269  $    863
Conversion of note payable to preferred stock...... $   --   $ 1,500  $    --

                            See accompanying notes.

                                 MAXYGEN, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

  Maxygen, Inc. (the "Company") was incorporated in Delaware on May 7, 1996 to develop and apply proprietary directed molecular evolution technologies, also known as "MolecularBreeding," to evolve new or improved properties into single genes, multigene pathways, vectors, and genomes. Since the technology can be applied to a wide range of genetic targets, the Company will explore commercial opportunities for the directed evolution of novel enzymes and metabolic processes, novel products for agriculture, as well as opportunities in the fields of human medicine, such as gene therapy, vaccines, and protein pharmaceuticals.

  The MolecularBreeding technologies were conceived at Affymax Research Institute ("Affymax"), a subsidiary of Glaxo Group Ltd. In March 1997, as a result of the determination that a substantial future investment in the further research and development of the technology was merited, all rights to the MolecularBreeding technologies were transferred by Affymax to the Company in exchange for the issuance of 5,460,000 shares of common stock. This transaction represented the formation of the Company and thus the common shares issued were not assigned any value for accounting purposes. The technology rights transferred to the Company represented research and development stage technology with no immediate commercial application or alternative future use, and were recorded at the historic carrying value of Glaxo Group Ltd. as determined in accordance with generally accepted accounting principles in the United States. The total amount of costs incurred by Glaxo Group Ltd. to develop the MolecularBreeding technologies are not determinable but were not significant to Affymax or Glaxo Group Ltd.

  Operations commenced in March 1997 and have consisted primarily of technology and product development. Operational activity and expenses incurred for the period from inception (May 7, 1996) through March 1997 were immaterial.

  Through December 31, 1998, the Company was in the development stage. During fiscal 1999, the Company entered into its second corporate research collaboration and recognized significant revenues associated with collaborative research agreements and expects to receive significant revenues under these agreements in the future. Consequently, the Company is no longer considered to be in the development stage. The Company will require additional financial resources to complete the development and commercialization of its products. Management plans to continue to finance the Company primarily through issuances of equity securities, collaborative research and development arrangements, government grants, and debt financing. If the financing arrangements contemplated by management are not consummated, the Company may have to seek other sources of capital or reevaluate its operating plans.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with one financial institution and consist of depository accounts, master notes, and liquidity optimized general investment contracts.

  The Company has classified its marketable securities as "available-for-sale" and recorded these securities at fair value. At December 31, 1998 and 1999, these instruments are classified as cash equivalents. Unrealized gains and losses, which are considered to be temporary, are recorded as a separate component of stockholders' equity until realized. At December 31, 1998 and 1999, the fair value of all of the Company's marketable securities approximated cost.

                                 MAXYGEN, INC.

 Property and Equipment

  Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of six years or the estimated useful life of the assets.

 Revenue Recognition

  Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company's core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

  Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone and royalty payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones.

  The Company was awarded Defense Advanced Research Projects Agency grants and National Institute of Standards and Technology-Advanced Technology Program grants totaling approximately $10.6 million in 1998 and $14.5 million in 1999, for various research and development projects. The terms of these grant agreements are three years. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

 Research and Development Expenses

  Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred (see Note 3).

 Stock-Based Compensation

  The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. In 1998 and 1999, the Company recognized deferred stock compensation related to certain stock option grants (see Note 8). Pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is also included in Note 8.

  Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity

                                 MAXYGEN, INC.

instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically remeasured as the underlying options vest.

Net Loss Per Share

  Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

  In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the years ended December 31, 1998 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

  The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                    Year ended December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
Net loss attributable to common stockholders....... $(4,033) $(8,826) $(13,518)
                                                    =======  =======  ========
Basic and diluted:
  Weighted-average shares of common stock
   outstanding.....................................   6,329    8,789    10,879
  Less: weighted-average shares subject to
   repurchase......................................  (1,412)  (2,041)   (2,025)
                                                    -------  -------  --------
  Weighted-average shares used in computing basic
   and diluted net loss per share..................   4,917    6,748     8,854
                                                    =======  =======  ========
Basic and diluted net loss per share............... $ (0.82) $ (1.31) $  (1.53)
                                                    =======  =======  ========
Pro forma:
  Shares used above................................            6,748     8,854
  Pro forma adjustment to reflect weighted effect
   of conversion of convertible preferred stock
   (unaudited).....................................            5,014     9,395
                                                             -------  --------
  Shares used in computing pro forma basic and
   diluted net loss per share (unaudited)..........           11,762    18,249
                                                             =======  ========
  Pro forma basic and diluted net loss per share
   (unaudited).....................................          $ (0.75) $  (0.74)
                                                             =======  ========

  The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 6,232,000, 11,305,000 and 2,601,000 at December 31, 1997, 1998 and 1999, respectively. Such securities, had they been dilutive, would have been

                                 MAXYGEN, INC.

included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase. See Note 8 for further information on these securities.

 Segment Reporting

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in only one segment. Accordingly, the adoption of this statement had no impact on the Company's financial statements.

 Effect of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not hold derivative instruments or engage in hedging activities.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). "SOP 98-1" requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of SOP 98-1, as required in 1999, had no impact on the Company's financial statements for the year ended December 31, 1999. The Company expenses as incurred the costs associated with developing software for use in research and development activities in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" and related interpretations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

2. Collaborative Agreements

 AstraZeneca

  In June 1999, the Company entered into a noncancelable (other than for material breach), five-year collaborative research agreement with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc ("AstraZeneca") to improve the yield and quality of several of AstraZeneca's strategic crops. Pursuant to the agreement, AstraZeneca paid $2.5 million in technology advancement funding. AstraZeneca will also provide research funding of $15 million over the research term for defined research programs covering specified crops, potential milestone payments that could exceed $100 million as well as royalties on future product sales, as defined in the agreement. On an annual basis beginning in the second year of the agreement, AstraZeneca must

                                 MAXYGEN, INC.

either pay $1 million in annual technology advancement funding or purchase $3 million shares of the Company's stock at a 50% premium to the current fair value. If AstraZeneca elects this option, then the resulting $1 million premium will be accounted for as technology advancement funding. The technology advancement funding is intended to fund the Company's continuing development of its core MolecularBreeding technology. Because the agreement does not specify a required level of effort or other specific performance criteria, the funding is being recognized ratably over the five-year term of the agreement.

  Revenue recognized under the collaborative research agreement with AstraZeneca was $1.6 million (18% of total collaborative research and development revenues) for the year ended December 31, 1999, consisting of research funding earned of $896,000 technology advancement funding of $536,000 and licensing fees of $161,000.

  In August 1999, in conjunction with the agreement, AstraZeneca purchased 800,000 shares of Series E convertible referred stock at $6.25 per share. The Company recorded a deemed dividend of $2.2 million at the date of issuance. The deemed dividend is further described in Note 8.

 DuPont/Pioneer Hi-Bred International, Inc.

  In December 1998, the Company entered into a five-year collaborative research and license agreement with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. duPont de Nemours and Company ("DuPont/Pioneer Hi-Bred") to utilize MolecularBreeding technologies to generate novel gene products for use in the development of specific crop protection and quantity grain traits in corn, soybeans, and certain other crops. Pursuant to the agreement, DuPont/Pioneer Hi-Bred paid an up-front, nonrefundable license fee of $2.5 million which is being recognized ratably over the research term and agreed to provide nonrefundable research and development funding of up to $20 million, potential milestone payments of up to $45 million and royalties on future product sales, as defined in the agreement. The agreement also provides for nonrefundable technology advancement payments of up to $7.5 million which are being recognized ratably over the applicable research term. The agreement may be terminated by DuPont/Pioneer Hi-Bred after three years upon six-months notice, if a specified technological milestone has not been met.

  Revenue recognized under the collaborative research agreement with DuPont/Pioneer Hi-Bred was $62,000 and $6.0 million for the years ended December 31, 1998 and 1999, respectively (6% and 67%, respectively, of total collaborative research and development revenues).

  In December 1998, in conjunction with the agreement, DuPont/Pioneer Hi-Bred purchased 1,000,000 shares of Series C convertible preferred stock at $5.00 per share which was the fair value of the preferred stock on the date of issuance. Furthermore, in December 1999, DuPont/Pioneer Hi-Bred purchased 312,500 shares of the Company's common stock at the initial public offering price of $16.00.

 DSM

  In March 1999, the Company entered into a three-year collaborative research and license agreement with Gist-brocades N.V., a subsidiary of DSM N.V. ("DSM") to utilize the Company's proprietary MolecularBreeding technologies to develop certain novel enzymes involved in the manufacture of certain classes of antibiotics. Under the terms of the agreement, DSM will receive worldwide commercialization rights and the Company will receive research payments of approximately $2.3 million over the three-year term and may receive royalty payments in the future. Total revenue of $596,000 was recognized for the year ended December 31, 1999 (7% of total collaborative research and development revenue).

                                 MAXYGEN, INC.

 Novo Nordisk A/S

  In September 1997, the Company entered into a five-year License and Collaboration Agreement with Novo Nordisk A/S ("Novo Nordisk") to use MolecularBreeding technologies to develop products. The agreement provides for research and development funding as well as royalty payments on future products to the Company upon the occurrence of specified events as defined in the agreement.

  As set forth in the agreement, Novo Nordisk will fund up to $500,000 of research funding under the development program on an annual basis. Total revenue of $544,000 and $454,000 was recognized for the years ended December 31, 1998 and 1999, respectively (51% and 5%, respectively, of total collaborative research and development revenue).

 Other Collaborations

  The Company has entered into corporate collaborations under which it has completed all of its research obligations. Revenue recognized pursuant to these agreements was $341,000, $461,000, and $252,000 for the years ended December 31, 1997, 1998 and 1999, respectively (100%, 43%, and 3%, respectively, of total collaborative research and development revenue) .

3. Sponsored License and Research Agreements

  The Company has entered into several research agreements to fund research at universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $254,000, $702,000, and $1,122,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  In addition, in 1999 the Company issued 175,000 shares of common stock with a fair value of $783,000 to research institutions in exchange for technology licenses. This amount is included in research and development expense for year ended December 31, 1999 as the related technology is in research and development and has no alternative future uses.

4. Property and Equipment

  Property and equipment consisted of the following (in thousands):

                                                             December 31,
                                                          ---------------------
                                                          1997    1998    1999
                                                          -----  ------  ------
   Leasehold improvements................................ $ --   $  --   $1,352
   Machinery and laboratory equipment....................   406   1,123   3,719
   Computer equipment and software.......................    36      68     266
   Furniture and fixtures................................    16      28     374
                                                          -----  ------  ------
                                                            458   1,219   5,711
   Less accumulated depreciation and amortization........   (39)   (218)   (947)
                                                          -----  ------  ------
   Property and equipment, net........................... $ 419  $1,001  $4,764
                                                          =====  ======  ======

                                 MAXYGEN, INC.

5. Equipment Financing

  In June 1999, the Company entered into an equipment financing agreement for up to $2.0 million with a financing company. In July through December 1999, the Company financed $1.8 million in equipment purchases structured as loans. The equipment loans are to be repaid over 48 months at interest rates of 11.73% to 12.13% and are secured by the related equipment. During the first 6 months of the loan terms, the payments consist of interest only. Accumulated amortization of assets acquired pursuant to these obligations was approximately $226,000 at December 31, 1999.

  At December 31, 1999, the Company's future minimum principal payments under the equipment financing arrangements are as follows (in thousands):

      Year ended
     December 31,
     ------------
      2000............................................................... $  173
      2001...............................................................    511
      2002...............................................................    575
      2003...............................................................    564
      2004...............................................................     11
                                                                          ------
                                                                          $1,834
                                                                          ======

6. Commitments

 Services and Facility Agreement

  In February 1997, the Company entered into a services and facility agreement, which was amended in September 1998 and February 1999, with Affymax Research Institute ("ARI"), a related party. Under the agreement, ARI provided certain accounting, human resources, materials management, facility, safety, library, and information technology services, as well as the use of designated space in the ARI facility for specified periods. In exchange, the Company agreed to pay ARI $417,000 for the period from February 1, 1997 to December 31, 1997, $667,000 for the period from January 1, 1998 to December 31, 1998, and $135,000 for the period from January 1, 1999 to April 1, 1999. These expenses were determined by ARI based upon the relative percentage of effort expended by ARI personnel on the Company's affairs and the relative use of facilities and fixed assets of ARI. Management believes that the charges from ARI were reasonable and would not have been materially different on a stand-alone basis. In addition, ARI agreed to transfer title of fixed assets with a carrying value of approximately $55,000 to the Company. At December 31, 1998, the Company paid ARI approximately $105,000 under this agreement. The agreement expired in April 1999.

 Consulting Agreement

  In September 1998, the Company entered into a consulting arrangement whereby the Company is committed to pay to a consulting firm up to a specified percentage, as outlined in the agreement, of funds received in connection with certain of the Company's agricultural collaborative agreements. The term of the payments owed pursuant to this agreement is five years, ending in fiscal year 2004. For the fiscal years ended December 31, 1998 and 1999, the Company expensed $199,000 and $292,000, respectively, related to this agreement.

 Facility Leases

  The Company leases facilities under an operating lease which commenced in 1999. The lease expires for specified facilities in 2002 and 2005. The lease contains a renewal option on the facilities under the portion of

                                 MAXYGEN, INC.

the lease that expires in 2002. This lease also includes scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the lease. Minimum annual rental commitments under operating leases are as follows (in thousands):

      Year ended
     December 31,
     ------------
      2000............................................................... $1,528
      2001...............................................................  1,451
      2002...............................................................  1,113
      2003...............................................................  1,019
      2004...............................................................  1,043
      Thereafter.........................................................    173
                                                                          ------
                                                                          $6,327
                                                                          ======

  Rent expense allocated from the services and facility agreement for the years ended December 31, 1997, 1998 and 1999 was approximately $122,000, $147,000 and $1,269,000, respectively.

7. Related Party Notes Receivable

  The Company issued full recourse loans to certain employees, of which $620,000 and $1,561,000 was outstanding at December 31, 1998 and 1999, respectively. These loans bear interest at rates ranging from 4.83% to 6.42% with terms ranging from three to five years. One loan totaling $150,000 was for the purchase of the employee's residence and is secured by a deed of trust on the employee's residence and is classified on the balance sheet as other assets. The remaining loans were for the purchase of the Company's common stock and are classified in stockholders' equity.

8. Stockholders' Equity

 Convertible Preferred Stock

  In connection with the terms of the collaboration agreement with AstraZeneca, the Company issued Series E convertible preferred stock in August 1999 at $6.25 per share. At the date of issuance, the Company believed the per share price of $6.25 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of August 1999 and determined it to be $9.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $2,200,000, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 1999.

  In December 1999, the Company completed its initial public offering of common stock under the Securities Act of 1933, in which $101.0 million in net proceeds was realized (including net proceeds from a simultaneous private placement and the exercise of the underwriter's over-allotment option). Upon the completion of the initial public offering, all of the Series A, B, C, D, and E preferred stock outstanding converted into 11,898,031 shares of common stock.

  Also, concurrent with the close of the Company's initial public offering, the Company's articles of incorporation were amended to authorize 5,000,000 shares of undesignated preferred stock, none of which are issued or outstanding. The Company's board of directors is authorized to fix the designation, powers, preferences,

                                 MAXYGEN, INC.

and rights of any such series. The Company's articles of incorporation was also amended to increase the authorized number of shares of common stock to 70,000,000 shares.

 1997 Stock Option Plan

  In 1997, the Company authorized the 1997 Stock Option Plan (the "Plan") under which the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of the Company. Under the Plan, incentive options to purchase the Company's common shares may be granted to employees at prices not lower than fair value at the date of grant, as determined by the board of directors. Nonstatutory options (options which do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value at the date of grant (110% in certain cases), as determined by the board of directors. Options have a term of ten years. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase which lapse over periods specified by the board of directors, generally four years from the date of grant. If not immediately exercisable, options generally vest over four years (vesting at a rate of 25% at the end of each year). The stock option plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase or an amount determined by the board of directors.

  Activity under the Plan is as follows:

                                                           Options Outstanding
                                                           ---------------------
                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                 Shares    Number of   Price Per
                                               Available     Shares      Share
                                               ----------  ----------  ---------
   Shares authorized..........................  2,140,000         --       --
   Options granted............................ (1,891,550)  1,891,550    $0.20
   Options exercised..........................        --     (100,000)   $0.20
                                               ----------  ----------
   Balance at December 31, 1997...............    248,450   1,791,550    $0.20
   Shares authorized..........................  3,860,000         --       --
   Options granted............................ (1,537,120)  1,537,120    $0.30
   Options exercised..........................        --   (1,495,500)   $0.22
   Options canceled...........................     38,500     (38,500)   $0.24
                                               ----------  ----------
   Balance at December 31, 1998...............  2,609,830   1,794,670    $0.27
   Shares Authorized..........................  1,500,000         --       --
   Options granted............................ (2,986,830)  2,986,830    $3.25
   Options exercised..........................        --   (2,640,650)   $0.62
   Options canceled...........................     64,488     (64,488)   $0.35
                                               ----------  ----------
   Balance at December 31, 1999...............  1,187,488   2,076,362    $4.11
                                               ==========  ==========

                                 MAXYGEN, INC.

  The options outstanding and exercisable at December 31, 1999 are as follows:

                                                         Weighted-
                Options Outstanding                       Average
            ------------------------------               Remaining
            Exercise            Number                  Contractual               Vested
             Price            Outstanding                  Life                   Options
            --------          -----------               -----------               -------
                                                        (In years)
            $ 0.20               336,825                    7.6                   177,374
            $ 0.30               345,000                    8.7                    58,750
            $ 0.50                73,750                    9.1                    22,750
            $ 0.63                18,500                    9.4                       --
            $ 0.75               398,162                    9.7                     8,229
            $ 7.50               683,125                    9.9                    17,500
            $10.80                 2,500                    9.9                     2,500
            $11.00               127,250                    9.9                       --
            $16.00                91,250                   10.0                       --
                               ---------                                          -------
                               2,076,362                                          287,103
                               =========                                          =======

  The weighted-average fair value of options granted in fiscal 1997, 1998 and 1999 was $1.80, $2.13, and $10.02 respectively. At December 31, 1997, 1998 and
1999, 75,000, 1,064,250, and 2,692,718 shares of common stock issued upon the exercise of options were subject to repurchase at a weighted-average price of $0.20, $0.23, and $0.61, respectively.

  Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions:

                                             1997         1998         1999
                                          -----------  -----------  -----------
   Expected dividend yield...............      0%           0%           0%
   Risk-free interest rate range......... 5.9% to 6.6% 4.4% to 5.6% 5.1% to 6.2%
   Expected life.........................   5 years      5 years      5 years

  For periods following the Company's initial public offering, the Black Scholes method will be used to calculate the fair value of options granted. This method includes the above assumptions as well as the estimated volatility of the Company's common stock.

  The full effect of SFAS 123 will not be fully reflected until fiscal 2002.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss information is as follows (in thousands, except per share amounts):

                                                   Year ended December 31,
                                                   --------------------------
                                                    1997     1998      1999
                                                   -------  -------  --------
   Net loss attributable to common stockholders--
    as reported..................................  $(4,033) $(8,826) $(13,518)
                                                   =======  =======  ========
   Net loss attributable to common stockholders--
    pro forma....................................  $(4,054) $(8,871) $(13,669)
                                                   =======  =======  ========
   Basic and diluted net loss per share--as
    reported.....................................  $ (0.82) $ (1.31) $  (1.53)
                                                   =======  =======  ========
   Basic and diluted net loss per share--pro
    forma........................................  $ (0.82) $ (1.31) $  (1.54)
                                                   =======  =======  ========

                                 MAXYGEN, INC.

  In March through December 1998, the Company granted 173,000 common stock options, of which 86,500 were fully vested, to consultants for services rendered. In addition, in September 1998, 75,000 shares of common stock were issued to consultants for services at a deemed fair value of $2.25 per share. Expense of $364,000 was recognized in 1998 related to these transactions. During the year ended December 31, 1999, the Company issued 15,000 shares of common stock for services rendered at a deemed fair market value of $4.00 per share. Also during the year ended December 31, 1999, the Company granted 87,000 common stock options to consultants for services rendered. Expense of $928,000 was recognized in 1999 related to these transactions. Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 1999: estimated volatility of 0.7, risk-free interest rates of 4.4% to 6.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant.

  During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $2.6 million, $2.4 million and $19.5 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 1997, 1998 and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $863,000, $1.6 million and $4.9 million, respectively.

 1999 Employee Stock Purchase Plan

  In September 1999, the Company's board of directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 400,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or such amount as may be determined by the board.
No shares have been issued to date under the Purchase Plan.

 Nonemployee Directors Stock Option Plan

  In September 1999, the Company adopted the 1999 Nonemployee Directors Stock Option Plan and reserved a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director. At each board meeting immediately following each annual stockholders meeting beginning with the first board meeting after the 1999 Annual Stockholders Meeting, each nonemployee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the director plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the director plan is ten years. Each initial grant under the director plan will vest as to 25% of the shares subject to the option one year after the date of grant and at a rate of 25% of the shares at the end of each year. Each subsequent grant will vest in full one year after the date of grant. The director plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the director plan.

                                 MAXYGEN, INC.

 Common Stock

  The founders' shares issued in March 1997 are also subject to repurchase. The repurchase right for these shares lapses at a rate of 25% on an annual basis in four years. The holders of unvested shares have voting and other rights identical to other common stockholders. At December 31, 1997, 1998 and 1999, 1,575,000, 1,050,000, and 525,000 shares, respectively, of common stock at a weighted-average price of $0.20 per share were subject to repurchase.

  At December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

   1999 Stock Purchase Plan...........................................   400,000
   1999 Nonemployee Directors Stock Option Plan.......................   300,000
   1997 Stock Option Plan............................................. 3,263,850
                                                                       ---------
                                                                       3,963,850
                                                                       =========

8. Income Taxes

  At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $10.4 million and $7.3 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $400,000 and $300,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2019, if not utilized. The state of California net operating losses will begin to expire in the year 2006.

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
   Net operating loss carryforwards........................... $ 1,800  $ 4,000
   Research credits...........................................     400      700
   Capitalized research and development.......................     100      300
   Deferred revenue...........................................     900    1,000
   Other......................................................     200      100
                                                               -------  -------
   Total deferred tax assets..................................   3,400    6,100
   Valuation allowance........................................  (3,400)  (6,100)
                                                               -------  -------
   Net deferred tax assets.................................... $   --   $   --
                                                               =======  =======

  Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.2 million and $2.2 million during the years ended December 31, 1997 and 1998, respectively.

                                 MAXYGEN, INC.

10. Subsequent Event (unaudited)

 Technological Resources PTY Limited

  In January 2000, the Company entered into a three year collaborative research and development agreement with Technological Resources PTY Limited, a wholly owned subsidiary of Rio Tinto Limited ("TRPL"), to develop novel enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes more generally for use in chemical bioprocessing and other applications. Pursuant to the agreement, TRPL agreed to provide nonrefundable research and development funding and technology advancement payments of up to $2.7 million, as well as revenue sharing on certain commercialized products and processes.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Proposal No. 1. Election of Directors, Board of Directors' Meetings and Committees and Directors' Compensation; Severance Arrangements" and disclosures pursuant to Item 405 of Regulation S-K contained in the proxy statement for the 2000 annual meeting of stockholders are incorporated by reference. Information required by Item 10 concerning executive officers of the Company is set forth in Part I of this report.

Item 11 EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the proxy statement for the 2000 annual meeting of stockholders.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement for the 2000 annual meeting of stockholders.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the section captioned "Related Party Transactions" contained in the proxy statement for the 2000 annual meeting of stockholders.

                                    PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are being filed as part of this report on Form 10-K:

  (a) Financial Statements.

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  38
   Balance Sheets..........................................................  39
   Statements of Operations................................................  40
   Statement of Stockholders' Equity.......................................  41
   Statements of Cash Flows................................................  42
   Notes to Financial Statements...........................................  43

  Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

  (b) No reports on Form 8-K were filed during the year ended December 31, 1999.

  (c) Exhibits.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
   3.1   Amended and Restated Certificate of Incorporation (Exhibit 3.8)(1)

   3.2   Amended and Restated Bylaws (Exhibit 3.9)(1)

   4.1   Specimen Common Stock Certificate(1)

   4.2   Registration Rights Agreement among Maxygen, Affymax Technologies
          N.V., Alejandro Zaffaroni and Glaxo Wellcome plc dated March 14,
          1997(1)

   4.3   Amendment to Registration Rights Agreement and Consent dated as of
          July 31, 1998, among Maxygen and certain holders of Series A preferred stock(1)

   4.4 Second Amendment to Registration Rights Agreement and Consent dated as of December 23, 1998, among Maxygen and certain holders of Series A preferred stock and Series B preferred stock(1)

   4.5 Third Amendment to Registration Rights Agreement and Consent dated as of June 15, 1999 among Maxygen, and certain holders of Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock(1)

   4.6   Series E Preferred Stock Purchase Agreement among Maxygen, AstraZeneca
          Holdings, B.V. and Zeneca Limited dated as of June 18, 1999(1)

   4.7 Fourth Amendment to Registration Rights Agreement and Consent dated as of August 6, 1999, among Maxygen, certain holders of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock(1)

 *10.1   1997 Stock Option Plan, as amended(1)

 *10.2   Form of Promissory Note dated March 14, 1997, executed by each of
          Russell J. Howard, Isaac Stein and Willem P.C. Stemmer in favor of
          Maxygen(1)

  10.3+  Technology Transfer Agreement among Maxygen, Affymax Technologies N.V.
          and Glaxo Wellcome plc dated March 14, 1997, as amended, effective
          March 1, 1998(1)

  10.4   Lease between Metropolitan Life Insurance Company and Maxygen dated
          October 21, 1998(1)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.5   First Amendment to Lease dated as of February 26, 1999, by and between
          Metropolitan Life Insurance Company and Maxygen(1)

 *10.6   Promissory Note dated April 22, 1999, executed by Joseph Affholter and
          Roxanne Affholter in favor of Maxygen(1)

 *10.7   Form of Officer and Director Indemnification Agreement(1)

 *10.8   1999 Nonemployee Directors Stock Option Plan(1)

 *10.9   1999 Employee Stock Purchase Plan(1)

 *10.10 Form of Promissory Note issued in connection with exercise of stock options(1)

  10.11+ License and Collaboration Agreement between Maxygen and Novo Nordisk
          A/S effective as of September 17, 1997, as amended June 29, 1998,
          July 29, 1998, and April 19, 1999(1)

  10.12+ Collaborative Research and License Agreement entered into as of December 23, 1998, by and between Pioneer Hi-Bred International, Inc.
          and Maxygen(1)

  10.13+ Agreement between Maxygen and Gist-Brocades B.V. entered into March
          15, 1999(1)

  10.14+ Collaboration Agreement effective as of June 18, 1999, by and between Zeneca Limited and Maxygen(1)

  10.15+ Collaborative Research and Development Agreement made as of January
          19, 2000, between Technological Resources Pty Limited and Maxygen(2)

 *10.16  Letter agreement dated January 28, 2000, between Maxygen and Joseph A.
          Affholter(2)

 *10.17 Exclusive Consulting Agreement dated January 28, 2000, between Maxygen and Joseph A. Affholter(2)

 *10.18  Promissory Note dated January 28, 2000, executed by Joseph A.
          Affholter and Roxanne B. Affholter in favor of Maxygen(2)

 *10.19  Pledge Agreement dated January 28, 2000, among Joseph A. Affholter,
          Roxanne B. Affholter and Maxygen(2)

  10.20+ Cooperative Research and Development Agreement between the National
          Cancer Institute, National Institutes of Health dated February 24,
          2000(2)

  23.1   Consent of Ernst & Young LLP, Independent Auditors

  24.1   Power of Attorney (see page 59)

  27.1   Financial Data Schedule(2)

--------
 * Management contract or compensatory plan or arrangement.

 + Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1) Incorporated by reference to the corresponding or indicated exhibit to Maxygen's Registration Statement on Form S-1, as amended (File No. 333-89413), initially filed with the Securities and Exchange Commission on October 20, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Maxygen's Registration Statement on Form S-1, as amended (File No. 333-31580), initially filed with the Securities and Exchange Commission on March 3, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAXYGEN, INC.

March 28, 2000                                   /s/ Russell J. Howard
                                          _____________________________________
                                                    Russell J. Howard
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Rabson and Simba Gill or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                          Title                 Date
               ---------                          -----                 ----

     /s/ Russell J. Howard, Ph.D.       President, Chief           March 28, 2000
 ______________________________________  Executive Officer and
        Russell J. Howard, Ph.D.         Director (Principal
                                         Executive Officer)

        /s/ Simba Gill, Ph.D.           Senior Vice President of   March 28, 2000
 ______________________________________  Business Development
           Simba Gill, Ph.D.             and Chief Financial
                                         Officer (Principal
                                         Financial and
                                         Accounting Officer)

           /s/ Isaac Stein              Chairman of the Board      March 28, 2000
 ______________________________________
              Isaac Stein

      /s/ Robert J. Glaser, M.D.        Director                   March 28, 2000
 ______________________________________
         Robert J. Glaser, M.D.

     /s/ M.R.C. Greenwood, Ph.D.        Director                   March 28, 2000
 ______________________________________
        M.R.C. Greenwood, Ph.D.

          /s/ Adrian Hennah             Director                   March 28, 2000
 ______________________________________
             Adrian Hennah

      /s/ Gordon Ringold, Ph.D.         Director                   March 28, 2000
 ______________________________________
         Gordon Ringold, Ph.D.

       /s/ George Poste, Ph.D.          Director                   March 28, 2000
 ______________________________________
          George Poste, Ph.D.