Form 10-Q
period 2000-03-31
MAXYGEN INC
filed 2000-05-15
CIK 1068796

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                              ___________________

                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                       Commission file number 000-28401


                                 MAXYGEN, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                77-0449487
          (State of incorporation)         (I.R.S. Employer Identification No.)


                              515 Galveston Drive
                        Redwood City, California 94063
         (Address of principal executive offices, including zip code)

                                (650) 298-5300
             (Registrant's telephone number, including area code)

                              ___________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No ____
                                   -----


As of May 1, 2000, there were 32,285,355 shares of the registrant's common stock outstanding.

                                 MAXYGEN, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2000

INDEX

Part I    FINANCIAL INFORMATION

Item 1:   Financial Statements:

          Balance Sheet as of December 31, 1999 and March 31, 2000...................................              3

          Statement of Operations for the three month periods ended March 31, 1999 and 2000..........              4

          Statement of Cash Flows for the three month periods ended March 31, 1999 and 2000..........              5

          Notes to Financial Statements..............................................................              6

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations......              9

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.................................             21

Part II   OTHER INFORMATION

Item 1:   Legal Proceedings..........................................................................             22

Item 2:   Changes in Securities and Use of Proceeds..................................................             22

Item 3:   Defaults Upon Senior Securities............................................................             22

Item 4:   Submission of Matters to a Vote of Security Holders........................................             22

Item 5:   Other Information..........................................................................             22

Item 6:   Exhibits and Reports on Form 8-K...........................................................             22

SIGNATURES...........................................................................................             23

================================================================================
Part I - Financial Information
Item 1
Financial Statements


                                 MAXYGEN, INC.
                                BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       December 31,          March 31,
                                                                                          1999                 2000
                                                                                       ------------         ----------
ASSETS                                                                                   (Note 1)           (unaudited)
Current assets:
 Cash and cash equivalents............................................................   $136,343            $246,521
 Short-term investments...............................................................         --               9,990
 Grant and other receivables..........................................................      3,038               3,938
 Prepaid expenses and other current assets............................................        800                 736
                                                                                       ----------           ---------
  Total current assets................................................................    140,181             261,185
                                                                                       ----------           ---------
 Property and equipment, net..........................................................      4,764               4,976
 Long-term investments................................................................         --              14,076
 Deposits and other assets............................................................        633                 756
                                                                                       ----------           ---------
  Total assets........................................................................   $145,578            $280,993
                                                                                       ----------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................................   $    370            $    535
 Accrued compensation.................................................................        393               1,058
 Other accrued liabilities............................................................      1,803               1,408
 Deferred revenue.....................................................................      4,935               3,388
 Current portion of equipment financing obligations...................................        170                 284
                                                                                       ----------           ---------
Total current liabilities.............................................................      7,671               6,673
Deferred revenue......................................................................      2,527               2,327
Non-current portion of equipment financing obligations................................      1,664               1,544
Commitments
Stockholders' equity:
 Convertible preferred stock, $0.0001 par value, 5,000,000
  shares authorized, no shares issued and outstanding at
  December 31, 1999 and March 31, 2000, respectively..................................         --                  --
 Common stock, $0.0001 par value: 70,000,000 shares
  authorized, 30,860,781, and 32,270,769 shares issued and
  outstanding at December 31, 1999 and March 31, 2000, respectively...................          3                   3
 Additional paid-in capital...........................................................    176,517             315,931
 Notes receivable from stockholders...................................................     (1,411)             (1,201)
 Deferred stock compensation..........................................................    (17,216)            (14,381)
 Accumulated other comprehensive loss.................................................        ---                 (86)
 Accumulated deficit..................................................................    (24,177)            (29,817)
                                                                                       ----------           ---------
  Total stockholders' equity..........................................................    133,716             270,449
                                                                                       ----------           ---------
  Total liabilities and stockholders' equity..........................................   $145,578            $280,993
                                                                                       ----------           ---------

                            See accompanying notes.

                                 MAXYGEN, INC.
                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                       Three Months ended
                                                                                            March 31,
                                                                                      1999            2000
                                                                                    --------        --------
Collaborative research and development revenue...................................   $  1,330        $  3,046
Grant revenue....................................................................        984           2,368
                                                                                    --------        --------
Total revenues...................................................................      2,314           5,414
Operating expenses:
   Research and development (Including charges for stock compensation of
    $237 and $3,536 in the three months ended March 31, 1999 and 2000,
    respectively)................................................................      2,791           9,782
   General and administrative (Including charges for stock compensation of $296
    and $1,375 in the three months ended March 31, 1999 and 2000, respectively)..        996           3,388
                                                                                    --------        --------
Total operating expenses.........................................................      3,787          13,170
                                                                                    --------        --------
Loss from operations.............................................................     (1,473)         (7,756)
Interest income (expense), net...................................................        170           2,116
                                                                                    --------        --------
Net loss.........................................................................   $ (1,303)       $ (5,640)
                                                                                    ========        ========
Basic and diluted net loss per share.............................................   $  (0.18)       $  (0.20)
Shares used in computing basic and diluted net loss per share....................      7,211          28,062

                            See accompanying notes.

                                 MAXYGEN, INC.
                           STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                 Three Months ended
                                                                                     March 31,
                                                                                  1999         2000
                                                                                --------     --------
Operating activities
Net loss.....................................................................   $ (1,303)    $ (5,640)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization...............................................         71          309
 Deferred stock compensation amortization....................................        533        4,911
 Common stock issued and stock options granted to consultants for services
  rendered...................................................................          7           --
 Changes in operating assets and liabilities:
  Grant and other receivables................................................       (769)        (900)
  Prepaid expenses and other current assets..................................       (133)          64
  Deposits and other assets..................................................       (154)        (123)
  Accounts payable...........................................................        437          165
  Accrued compensation.......................................................         38          665
  Other accrued liabilities..................................................        109         (395)
  Deferred revenue...........................................................        247       (1,747)
  Related party payables.....................................................        108           --
                                                                                --------     --------
Net cash used in operating activities........................................       (809)      (2,691)
                                                                                --------     --------
Investing activities
Purchase of short-term investments...........................................         --      (10,001)
Purchase of long-term investments............................................         --      (14,151)
Acquisition of property and equipment........................................     (1,152)        (521)
                                                                                --------     --------
Net cash used in investing activities........................................     (1,152)     (24,673)
                                                                                --------     --------

Financing activities
Repayment of equipment financing obligation..................................         --           (6)
Proceeds from issuance of common stock - net of issuance costs...............          1      137,445
Repurchase of common stock...................................................         --          (56)
Payments of stockholders' notes receivable...................................         --          159
                                                                                --------     --------
Net cash provided by financing activities....................................          1      137,542
                                                                                --------     --------
Net increase (decrease) in cash and cash equivalents.........................     (1,960)     110,178
Cash and cash equivalents at beginning of period.............................     15,306      136,343
                                                                                --------     --------
Cash and cash equivalents at end of period...................................   $ 13,346     $246,521
                                                                                ========     ========

                            See accompanying notes.

                                 MAXYGEN, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2000 and for the quarters ended March 31, 1999 and 2000 includes all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999.

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

The Company has also been awarded Defense Advanced Research Projects Agency grants and National Institute of Standards and Technology-Advanced Technology Program grants for various research and development projects. The terms of these grant agreements are three years. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

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

In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share has been computed for the three months ended March 31, 1999 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                                Three Months ended
                                                                                     March 31,
                                                                                 1999          2000
                                                                               --------      --------
Net Loss...................................................................    $ (1,303)     $ (5,640)
                                                                               ========      ========
Basic and diluted:
  Weighted-average shares of common stock outstanding......................       9,239        30,977
  Less: weighted-average shares subject to repurchase......................      (2,028)       (2,915)
                                                                               --------      --------
  Weighted-average shares used in computing basic and diluted net
    loss per share.........................................................       7,211        28,062
                                                                               ========      ========
Basic and diluted net loss per share.......................................    $  (0.18)     $  (0.20)
                                                                               ========      ========
Pro forma:
  Shares used above........................................................       7,211
  Pro forma adjusted to reflect weighted effect of conversion of
    convertible preferred stock (unaudited)................................       6,799
                                                                               --------
  Shares used in computing pro forma basic and diluted net loss per
    share (unaudited)......................................................      14,010
                                                                               ========
Pro forma basic and diluted net loss per share (unaudited).................    $  (0.09)
                                                                               ========

The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 11,503,000 at March 31, 1999 and 5,000,000 at March 31, 2000.
Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase.

Comprehensive loss

Comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities. There is no material difference between the reported net loss and the comprehensive net loss for all the periods presented.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. The Company believes that its current revenue recognition principles comply with SAB 101 and thus the adoption had no effect on results of operations.

2.  Collaborative Agreement

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

3.  Stockholders Equity--Follow-on Offering

On March 24, 2000, the Company completed a follow-on public offering of its common stock. A total of 1,500,000 shares were sold by the Company at a price of $97.00 per share. The offering resulted in net proceeds to the Company of approximately $137.4 million.

4.  Subsequent Events

ProFound Pharma Acquisition

On April 12, 2000, the Company agreed to acquire ProFound Pharma A/S, a Danish biotechnology company located in Copenhagen, Denmark. ProFound focuses on discovery and development of improved biopharmaceuticals applying a broad proprietary technology platform, involving computer modeling, derivatization of proteins and robotic high-throughput screening systems. The transaction will be accounted for as a purchase. The Company expects to issue 980,000 shares of its common stock and additional shares (subject to put and call options) having a value of an additional $10 million. The Company anticipates that a portion of the purchase price will be allocated to in-process research and development and will result in a one-time charge against earnings in the quarter of closing. Closing is subject to certain conditions, including a ruling from Danish tax authorities, and is expected to take place in the third quarter of 2000.

Energy BioSystems Arbitration

On April 27, 2000, Maxygen announced that it had initiated an arbitration proceeding against Energy BioSystems Corporation in connection with Energy BioSystems' claim that it has developed a "new gene shuffling'' technology. Maxygen alleges that Energy BioSystems has breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Energy BioSystems and Maxygen in 1997, pursuant to which Maxygen disclosed confidential information regarding Maxygen's MolecularBreeding technology to Energy BioSystems.

================================================================================

Forward Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under "--Risk Factors," as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

================================================================================

Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

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


We have invested heavily in establishing our MolecularBreeding technologies. These investments contributed to revenue increases from $2.7 million in 1998 to $14.0 million in 1999 and $5.4 million in the three months ended March 31, 2000. Our total headcount increased from 74 employees at the end of 1998 to 143 employees at the end of 1999 and 151 employees at the end March 31, 2000, of whom 75% were engaged in research and development. Research and development consisted of work for collaborators, government grant agencies and work advancing our technologies.


We have incurred significant losses since our inception. As of March 31, 2000, our accumulated deficit was $29.8 million and total stockholders' equity was $270.4 million. Operating expenses increased from $11.8 million in fiscal 1998, to $26.7 million in fiscal 1999 and to $13.2 million for the three months ended March 31, 2000. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.


On April 12, 2000, we agreed to acquire ProFound Pharma A/S, a Danish biotechnology company located in Copenhagen, Denmark. ProFound focuses on discovery and development of improved biopharmaceuticals applying a broad proprietary technology platform, involving computer modeling, derivatization of proteins and robotic high-throughput screening systems. The transaction will be accounted for as a purchase. We expect to issue 980,000 shares of our common stock and additional shares (subject to put and call options) having a value of an additional $10 million. We anticipate that a portion of the purchase price will be allocated to in-process research and development and will result in a one-time charge against after-tax earnings in the quarter of closing. Closing is subject to certain conditions, including a ruling from Danish tax authorities, and is expected to take place in the third quarter of 2000. We have not yet had an opportunity to evaluate the specific effect the transaction will have on our results of operations. As such, the transaction has been omitted from the forward-looking comments in the discussion of the results of operation.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements with DuPont/Pioneer Hi-Bred and AstraZeneca provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of March 31, 2000, we have deferred revenues of approximately $5.7 million. Our sources of potential revenue for the next several years are likely to be research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements.


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

In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $2.4 million in 1998, $19.5 million in 1999 and $1.0 million in the three months ended March 31, 2000. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $1.6 million in 1998, $4.9 million in 1999 and $4.9 million in the three months ended March 31, 2000. The amortization expense relates to options awarded to employees and consultants in all operating expense categories.


Results of Operations

     Revenues

Our total revenues for the three months ended March 31, 1999 and 2000 were $2.3 million and $5.4 million, respectively. The increase of $3.1 million was due primarily to the addition of new research collaborations with AstraZeneca and DuPont/Pioneer Hi-Bred, new government grants and the expansion of existing government grants. Collaboration research and development revenue and grant revenue accounted for 57% and 43%, respectively, of total revenues in the three months ended March 31, 1999, and 56% and 44%, respectively, of total revenues in the three months ended March 31, 2000.

     Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased 250% from $2.8 million in the three months ended March 31, 1999 to $9.8 million in the three months ended March 31, 2000. The increase was due primarily to increased staffing and other personnel-related costs to support our additional collaborative and internal research efforts. Also included in research and development expenses is stock compensation expense of $237,000 in the three months ended March 31, 1999 and $3.5 million in the three months ended March 31, 2000.

Research and development expenses represented 121% of total revenues in the three months ended March 31, 1999 and 181% of total revenues in the three months ended March 31, 2000. The increase as a percentage of total revenues was due primarily increased research and development activity offset in part by the increase in our total revenue. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

     General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased 240% from $996,000 in the three months ended March 31, 1999 to $3.4 million in the three months ended March 31, 2000. Expenses increased primarily due to increased staffing necessary to manage and support our growth. Also included in general and administrative expenses is stock compensation expense of $296,000 in the three months ended March 31, 1999 and $1.4 million in the three months ended March 31, 2000.

General and administrative expenses represented 43% of total revenues for the three months ended March 31, 1999 and 63% of total revenues for the three months ended March 31, 2000. The increase as a percentage of our total revenues was due primarily to increased staffing necessary to manage and support our growth plus increased costs associated with being a public company, offset in part by the growth in our total revenues. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

     Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $170,000 in the three months ended March 31, 1999 to $2.1 million in the three months ended March 31, 2000. This increase was due to higher average balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $62 million. As of March 31, 2000, we had $270.6 million in cash, cash equivalents and marketable securities and $166,000 available under an equipment financing line of credit.

Our operating activities used cash of $808,000 in the three months ended March 31, 1999 and $2.7 million in the three months ended March 31, 2000. Uses of cash in operating activities were primarily to fund net operating losses offset by receipt of funding from collaborators that has been deferred.

Additions of property and equipment were $1.2 million the three months ended March 31, 1999 and $521,000 the three months ended March 31, 2000. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided no cash in the three months ended March 31, 1999 and $137.5 million in the three months ended March 31, 2000. This amount primarily consists of the net proceeds we received from the sale of common stock in a follow-on public offering in March 2000.

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

We believe that our current cash, cash equivalents and marketable securities and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.


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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $11.3 million for the year ended December 31, 1999 and $5.6 million for the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $29.8 million. We expect to have increasing net losses and negative cash flow in the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all of our revenues from collaborations and grants and will continue to do so in the foreseeable future. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. If our recently announced acquisition of ProFound Pharma A/S is completed, we expect costs to increase further due to expanded operations and integration costs associated with the acquisition. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced a period of rapid and substantial growth that has placed and, if this growth continues, will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 151 at March 31, 2000. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 and were $5.4 million for the three months ended March 31, 2000. Our ability to manage our operations and growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to successfully implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may receive inadequate information to manage our day-to-day operations.

Acquisitions Could Result in Operating Difficulties and Other Harmful Consequences.

If appropriate opportunities present themselves, we intend to acquire businesses and technologies that complement our capabilities. As set forth above in this report, on April 12, 2000 we announced an agreement to acquire ProFound Pharma A/S, a Danish biotechnology company. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

     . diversion of management time (both ours and that of the acquired company) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;
     . decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;
     . the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and
     . the need to implement controls, procedures and policies appropriate for a larger public company in companies that prior to acquisition had been smaller, private companies.

We have almost no experience in managing this integration process. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

The subject of genetically modified organisms has received negative publicity in Europe, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the

United States, genetic research and resultant agricultural and other products could be subject to greater domestic regulation and could cause a decrease in the demand for our products.

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

We face, and will continue to face, intense competition from organizations such as large and small biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies for modifying DNA. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors in the directed molecular evolution field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce enzymes for commercial purposes.

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

Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with our MolecularBreeding technologies, or products that are similar to products developed with the use of our MolecularBreeding technologies or alternative methods of generating gene diversity. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing effected products.

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

On April 27, 2000, we announced that we had initiated an arbitration proceeding against Energy BioSystems Corporation in connection with Energy BioSystems' claim that it has developed a "new gene shuffling" technology. We allege that Energy BioSystems has breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Energy BioSystems and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding technology to Energy BioSystems.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, we will have to curtail or cease operations. We anticipate that the net proceeds from our recent public offerings and interest earned thereon, together with existing cash and cash equivalents and anticipated cash flows from operations, will enable us to maintain our currently planned operations for the foreseeable future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

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

Our grants provide the U.S. government a non-exclusive, non-transferable, paid-up license to practice for or on behalf of the U.S. inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and Maxygen's potential market could be reduced.

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

Because our products involve the application of new technologies and may be based upon new therapeutic approaches they may be subject to substantial review by government regulatory authorities and government regulatory authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. We have not submitted an application to the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding technologies for commercialization in the U.S. or elsewhere. We or any of our collaborators may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products. The regulatory agencies of foreign governments must also approve our therapeutic products before the products can be sold in those other countries.

Even after investing significant time and expenditures we may not obtain regulatory approval for our products. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.

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

Our Collaborations With Outside Scientists May Be Subject to Change, Which Could Limit Our Access to Their Expertise.

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

We Expect that Our Quarterly Results of Operations Will Fluctuate, and This Fluctuation Could Cause Our Stock Price to Decline.

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

There were approximately 32,270,769 shares of common stock outstanding as of March 31, 2000. Of these shares, 7,081,834 shares are freely transferable without restriction or further registration under the Securities Act, except for any shares held by our "affiliates," as defined in Rule 144 of the Securities Act, 1,218,366 shares are subject to lock-up agreements providing that the stockholders will not offer, sell or otherwise dispose of any of the shares of common stock owned by them until June 19, 2000 and 100,925 shares are subject to lock-up agreements that expire on June 12, 2000. The remaining 23,869,644 shares of common stock outstanding are "restricted securities" as defined in Rule 144 and may be sold without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. Our directors, officers and certain stockholders, including greater than 5% stockholders, who hold approximately 17,004,809 of these remaining shares have agreed not to sell any of these shares until June 19, 2000. Other stockholders holding approximately 6,864,835 shares have agreed in connection with our initial public offering not to sell any of these shares until June 13, 2000.

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

Item 3
Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of March 31, 2000, approximately 95% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2000 (in thousands, except interest rates):


                                                           2000         2001

     Cash equivalents..................................  $243,819           --
     Average interest rates............................      5.89%          --

     Short-term investments............................  $  9,990           --
     Average interest rates............................      6.41%          --

     Long-term investments.............................        --      $14,076
     Average interest rates............................        --         7.04%

We did not hold derivative instruments as of March 31, 2000, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit, of $1.8 million as of March 31, 2000, with average interest rates of approximately 11%.

Foreign Currency Risk

Currently the majority of our revenue and expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains and losses to date. While we expect to effect some transactions in foreign currencies during 2000, we do not expect that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date.

================================================================================
Part II - Other Information

Item 1
Legal Proceedings

Not applicable.

Item 2
Changes in Securities and Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. A total of 6,900,000 shares of our common stock were sold at a price of $16.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc. and Invemed Associates LLC. Of these 6,900,000 shares, 900,000 were issued upon exercise of the underwriters' over-allotment option. The offering commenced on December 16, 1999 and closed on December 21, 1999. The initial public offering resulted in gross proceeds of $110.4 million, $7.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to us were approximately $101.0 million. From the time of receipt through March 31, 2000, the proceeds were applied toward:

     . purchases and installation of equipment and build-out of facilities, $521,000;
     .    repayment of indebtedness, $6,000;
     .    working capital, $2.7 million; and
     . temporary investments in certificates of deposits, mutual funds and corporate debt securities, $98 million.


Item 3
Defaults Upon Senior Securities

Not applicable.

Item 4
Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5
Other Information

Not applicable.

Item 6
Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:
          27.01  Financial Data Schedule (EDGAR version only)

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

================================================================================
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MAXYGEN, INC.

May 12, 2000        By:  /s/ Russell J. Howard
                         ----------------------------------
                         Russell J. Howard
                         Chief Executive Officer

May 12, 2000        By:  /s/ Simba Gill
                         ----------------------------------
                         Simba Gill
                         President, Chief Financial Officer and Senior Vice
                         President of Corporate Development