Form 10-Q
period 2000-06-30
MAXYGEN INC
filed 2000-08-14
CIK 1068796

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                              ___________________

                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                               Yes   X   No ____
                                   -----


As of August 1, 2000, there were 32,353,236 shares of the registrant's common stock outstanding.

                                 MAXYGEN, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000

INDEX

Part I    FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements and Notes:

         Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000......................     3

         Condensed Consolidated Statements of Operations for the three and six month periods ended
         June 30, 1999 and 2000...............................................................................     4

         Condensed Consolidated Statements of Cash Flows for the six month periods ended
         June 30, 1999 and 2000...............................................................................     5

         Notes to Condensed Consolidated Financial Statements.................................................     6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations................    10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........................................    22

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings....................................................................................    23

Item 2:  Changes in Securities and Use of Proceeds............................................................    23

Item 3:  Defaults Upon Senior Securities......................................................................    23

Item 4:  Submission of Matters to a Vote of Security Holders..................................................    23

Item 5:  Other Information....................................................................................    24

Item 6:  Exhibits and Reports on Form 8-K.....................................................................    24

SIGNATURES....................................................................................................    25

================================================================================
Part I - Financial Information
Item 1
Financial Statements


                                 MAXYGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                       December 31,          June 30,
                                                                                          1999                 2000
                                                                                       -----------           --------
                                                                                         (Note 1)           (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents...........................................................   $136,343              $213,923
 Short-term investments..............................................................         --                 9,995
 Grant and other receivables.........................................................      3,038                 6,087
 Prepaid expenses and other current assets...........................................        800                 1,151
                                                                                        --------             ---------
  Total current assets...............................................................    140,181               231,156
                                                                                        --------             ---------
 Property and equipment, net.........................................................      4,764                 5,208
 Long-term investments...............................................................         --                46,835
 Deposits and other assets...........................................................        633                 1,387
                                                                                        --------             ---------
  Total assets.......................................................................   $145,578             $ 284,586
                                                                                        ========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................................   $    370             $     894
 Accrued compensation................................................................        393                 1,843
 Other accrued liabilities...........................................................      1,803                 2,704
 Deferred revenue....................................................................      4,935                 4,686
 Current portion of equipment financing obligations..................................        170                   392
                                                                                        --------             ---------
Total current liabilities............................................................      7,671                10,519
Deferred revenue.....................................................................      2,527                 2,127
Non-current portion of equipment financing obligations...............................      1,664                 1,579
Commitments
Stockholders' equity:
  Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 1999 and June 30, 2000,
   respectively......................................................................         --                    --
  Common stock, $0.0001 par value: 70,000,000 shares and 100,000,000 shares authorized at December 31, 1999 and June 30, 2000, respectively,
   30,860,781, and 32,350,519 shares issued and outstanding at December 31,
   1999 and June 30, 2000, respectively..............................................          3                     3
 Additional paid-in capital..........................................................    176,517               317,755
 Notes receivable from stockholders..................................................     (1,411)                 (920)
 Deferred stock compensation.........................................................    (17,216)              (12,186)
 Accumulated other comprehensive loss................................................         --                  (130)
 Accumulated deficit.................................................................    (24,177)              (34,161)
                                                                                        --------             ---------
  Total stockholders' equity.........................................................    133,716               270,361
                                                                                        --------             ---------
  Total liabilities and stockholders' equity.........................................   $145,578             $ 284,586
                                                                                        ========             =========

                            See accompanying notes.

                                 MAXYGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                     Three Months ended                   Six Months ended
                                                                          June 30,                             June 30,
                                                                 --------------------------           --------------------------
                                                                    1999             2000              1999               2000
                                                                 --------          --------           --------          --------
Collaborative research and development revenue..............     $  2,042          $  3,195           $  3,372          $  6,241
Grant revenue...............................................        1,566             2,960              2,550             5,328
                                                                 --------          --------           --------          --------
Total revenues..............................................        3,608             6,155              5,922            11,569
Operating expenses:
   Research and development (Including charges for
    stock compensation of $274 and $1,891 in the
    three months ended June 30, 1999 and 2000,
    respectively, and $512 and $5,456 in the six
    months ended June 30, 1999 and 2000,
    respectively)...........................................        4,746             9,719              7,538            19,501
   General and administrative (Including charges for
    stock compensation of $285 and $1,300 in the three
    months ended June 30, 1999 and 2000, respectively,
    and $580 and $2,675 in the six months ended June
    30, 1999 and 2000, respectively)........................        1,454             4,143              2,445             7,531
   Acquired In-Process Research and Development.............           --               912                 --               912
                                                                 --------          --------           --------          --------
Total operating expenses....................................        6,200            14,774              9,983            27,944
                                                                 --------          --------           --------          --------
Loss from operations........................................       (2,592)           (8,619)            (4,061)          (16,375)
Interest income (expense), net..............................          192             4,275                362             6,391
                                                                 --------          --------           --------          --------
Net loss....................................................     $ (2,400)         $ (4,344)          $ (3,699)         $ (9,984)
                                                                 ========          ========           ========          ========
Basic and diluted net loss per share........................        (0.31)            (0.14)             (0.49)            (0.34)
Shares used in computing basic and diluted net
   loss per share...........................................        7,813            30,188              7,512            29,125

                            See accompanying notes.

                                 MAXYGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                                Six Months ended
                                                                                                    June 30,
                                                                                          ---------------------------
                                                                                           1999                2000
                                                                                          -------            --------
Operating activities
Net loss..........................................................................        $(3,699)           $ (9,984)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...................................................            222                 649
  Deferred stock compensation amortization - employees............................          1,092               6,093
  Common stock issued and stock options granted to
     consultants for services rendered............................................            835               2,038
  Acquired in-process research and development....................................             --                 912
  Changes in operating assets and liabilities:
     Grant and other receivables..................................................         (2,072)             (3,049)
     Prepaid expenses and other current assets....................................           (179)               (351)
     Deposits and other assets....................................................           (154)               (754)
     Accounts payable.............................................................            222                 524
     Accrued compensation.........................................................            111               1,450
     Other accrued liabilities....................................................            150                 816
     Deferred revenue.............................................................          2,896                (649)
     Related party payables.......................................................           (105)                 --
                                                                                          -------            --------
Net cash used in operating activities.............................................           (681)             (2,305)
                                                                                          -------            --------
Investing activities
Purchases of available-for-sale securities........................................             --             (56,960)
Acquisition of property and equipment.............................................         (3,168)             (1,093)
                                                                                          -------            --------
Net cash used in investing activities.............................................         (3,168)            (58,053)
                                                                                          -------            --------
Financing activities
Borrowings under equipment financing obligation...................................             --                 166
Repayments under equipment financing obligation...................................             --                 (29)
Proceeds from issuance of common stock - net of issuance costs....................              4             137,367
Proceeds from issuance of convertible preferred stock - net of
  issuance cost...................................................................         19,917                  --
Repurchase of common stock........................................................             --                 (57)
Payments received on promissory notes.............................................             --                 491
                                                                                          -------            --------
Net cash provided by financing activities.........................................         19,921             137,938
                                                                                          -------            --------
Net increase in cash and cash equivalents.........................................         16,072              77,580
Cash and cash equivalents at beginning of period..................................         15,306             136,343
                                                                                          -------            --------
Cash and cash equivalents at end of period........................................        $31,378            $213,923
                                                                                          =======            ========
Non-cash financing activities
Shares issued to acquire a business...............................................             --                 827


                            See accompanying notes.

                                 MAXYGEN, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2000 and for the three months and six months ended June 30, 1999 and June 30, 2000 includes all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999.

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

Net loss per share

Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented below, has been computed for the three and six months ended June 30, 1999 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                             Three Months ended           Six Months ended
                                                                                  June 30,                    June 30,
                                                                         -------------------------   --------------------------
                                                                             1999          2000           1999          2000
                                                                         ------------  -----------   ------------  ------------
Net Loss...............................................................  $    (2,400)  $    (4,344)  $    (3,699)  $    (9,984)
                                                                         ===========   ===========   ===========   ===========
Basic and diluted:
  Weighted-average shares of common stock outstanding..................    9,312,615    32,314,264     9,276,016    31,645,946
  Less: weighted-average shares subject to repurchase..................   (1,499,632)   (2,126,193)   (1,764,003)   (2,520,732)
                                                                         -----------   -----------   -----------   -----------
  Weighted-average shares used in computing basic and
   diluted net loss per share..........................................    7,812,983    30,188,071     7,512,013    29,125,214
                                                                         ===========   ===========   ===========   ===========
Basic and diluted net loss per share...................................  $     (0.31)  $     (0.14)  $     (0.49)  $     (0.34)
                                                                         ===========   ===========   ===========   ===========
Pro forma:
  Shares used above....................................................    7,812,983                   7,512,013
  Pro forma adjusted to reflect weighted effect of
   conversion of convertible preferred stock
   (unaudited).........................................................    8,660,468                   8,061,068
                                                                         -----------                 -----------
 Shares used in computing pro forma basic and
   diluted net loss per share (unaudited)..............................   16,473,451                  15,573,081
                                                                         -----------                 -----------
Pro forma basic and diluted net loss per share
  (unaudited)..........................................................  $     (0.15)                $     (0.24)
                                                                         ===========                 ===========

The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 3,462,000 at June 30, 1999 and 5,119,000 at June 30, 2000.
Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended

December 31, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. The Company believes that its current revenue recognition principles comply with SAB 101 and thus the adoption is not expected to have any effect on results of operations.

2.  Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classifies as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and investments as of June 30, 2000 are as follows (in thousands):

                                                                               Gross            Gross
                                                              Amortized      Unrealized       Unrealized      Estimated
                                                                Cost            Gains           Losses        Fair Value
                                                              ---------      -----------      ----------      ----------
Money market funds........................................    $  75,272        $    --         $    --        $  75,272
Commercial paper..........................................      192,224             99            (141)         192,182
                                                              ---------        --------        -------        ---------
  Total...................................................      267,496             --            (141)         267,454
Less amounts classified as cash equivalents...............     (210,536)           (89)              1         (210,624)
                                                              ---------        --------        -------        ---------
Total investments.........................................    $  56,960        $    10         $  (140)       $  56,830
                                                              =========        ========        =======        =========

Realized gains or losses on the sale of available-for-sale securities for the three month periods ended June 30, 1999 and June 30, 2000 were insignificant.

At June 30, 2000, the contractual maturities of short-term investments were as follows (in thousands):

                                                       Amortized   Estimated
                                                         Cost      Fair Value
                                                       ---------   ----------
          Due within one year........................  $18,019      $ 17,952
          Due after one year.........................   38,941        38,878
                                                       =======      ========
                                                       $56,960      $ 56,830

3.  Collaborative Agreement

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

4.  Stockholders Equity--Follow-on Offering

On March 24, 2000, the Company completed a follow-on public offering of its common stock. A total of 1,500,000 shares were sold by the Company at a price of $97.00 per share. The offering resulted in net proceeds to the Company of approximately $137.4 million.

5.  Acquisition of Technology

On May 8, 2000, the Company acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition, the Company issued 39,600 shares of Company common stock. Pursuant to the terms of the acquisition agreement, 18,500 shares of Company common stock are being held in escrow until such time contingencies regarding the patents related to the acquired technology are resolved. Accordingly, the Company has recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers. Had the acquisition occurred on January 1, 1999, pro forma revenue would be unchanged from amounts reported in the consolidated financial statements and the pro forma net loss would have increased to $3.9 million and $10.2 million for the six months ended June 30, 1999 and 2000 respectively.

6.  Subsequent Events

On August 10, 2000, the Company completed its acquisition of ProFound Pharma A/S, a Danish biotechnology company located in Copenhagen, Denmark. ProFound focuses on discovery and development of improved biopharmaceuticals applying a broad proprietary technology platform, involving computer modeling, derivatization of proteins and robotic high-throughput screening systems. The transaction will be accounted for as a purchase. The Company issued 1,102,578 shares of its common stock and options to purchase an aggregate of 41,812 shares of its common stock in connection with the acquisition of all of the equity securities of ProFound. A portion of the purchase price will be allocated to in-process research and development and will result in a substantial one-time charge against earnings in the third quarter of 2000.

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

We have invested heavily in establishing our MolecularBreeding technologies. These investments contributed to revenue increases from $2.7 million in 1998 to $14.0 million in 1999 and $11.6 million in the six months ended June 30, 2000. Our total headcount increased from 74 employees at the end of 1998 to 143 employees at the end of 1999 and 165 employees as of June 30, 2000, of whom 77% were engaged in research and development. Research and development consisted of work for collaborators, government grant agencies and work advancing our technologies.

We have incurred significant losses since our inception. As of June 30, 2000, our accumulated deficit was $34.2 million and total stockholders' equity was $270.4 million. Operating expenses increased from $11.8 million in fiscal 1998, to $26.7 million in fiscal 1999 and to $27.9 million for the six months ended June 30, 2000. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

On August 10, 2000, we completed our acquisition of ProFound Pharma A/S, a Danish biotechnology company located in Copenhagen, Denmark. ProFound focuses on discovery and development of improved biopharmaceuticals applying a broad proprietary technology platform, involving computer modeling, derivatization of proteins and robotic high-throughput screening systems. The transaction will be accounted for as a purchase. We issued 1,102,578 shares of our common stock and options to purchase an aggregate of 41,812 shares of our common stock in connection with the acquisition of all of the equity securities of ProFound. A portion of the purchase price will be allocated to in-process research and development and will result in a significant one-time charge against earnings in the third quarter of 2000.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements with Rio Tinto, DuPont/Pioneer Hi-Bred and AstraZeneca provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of June 30, 2000, we have deferred revenues of approximately $6.8 million. Our sources of potential revenue for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements.


Deferred Compensation

Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value for financial reporting purposes of our common stock on the date the applicable options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred compensation for options granted to consultants is periodically remeasured as the underlying options vest.

In connection with the grant of stock options to employees, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $1.6 million in 1998, $4.9 million in 1999 and $6.1 million in the six months ended June 30, 2000. The amortization expense relates to options awarded to employees in all operating expense categories. In connection with the grant of stock options to consultants, we recorded stock compensation expense of $0.3 million in 1998, $1.7 million in 1999 and $2.0 million in the six months ended June 30, 2000.

Results of Operations

     Revenues

Our total revenues increased from $3.6 million and $5.9 million in the three and six months ended June 30, 1999, to $6.2 million and $11.6 million in the comparable periods of 2000. The increase was due primarily to the increased activity related to our research collaborations with AstraZeneca, DuPont/Pioneer Hi-Bred, DSM Anti-Infectives and Rio Tinto, new government grants and the expansion of existing government grants.

     Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $4.7 million and $7.5 million in the three and six months ended June 30, 1999, to $9.7 million and $19.5 million in the comparable periods of fiscal 2000. The increase was due primarily to increased staffing and other personnel-related costs to support our additional collaborative and internal research efforts. Also included in research and development expenses is stock compensation expense of $274,000 and $512,000 in the three and six months end June 30, 1999 and $1.9 million and $5.4 million in the comparable periods of fiscal 2000.

Research and development expenses represented 132% and 127% of total revenues in the three and six months ended June 30, 1999 and 158% and 169% of total revenues in the comparable periods of 2000. The increase as a percentage of total revenues was due primarily to increased research and development activity offset in part by the increase in our total revenue. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

     General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased from $1.5 million and $2.4 million in the three and six months ended June 30, 1999, to $4.1 million and $7.5 million in the comparable periods of 2000. Expenses increased primarily due to increased staffing necessary to manage and support our growth plus increased costs associated with being a public company, offset in part by the growth in our total revenues. Also included in general and administrative expenses is stock compensation expense of $285,000 and $580,000 in the three and six months ended June 30, 1999, and $1.3 million and $2.7 million in the comparable periods of 2000.

General and administrative expenses represented 40% and 41% of total revenues for the three and six months ended June 30, 1999, and 67% and 65% of total revenues for the comparable periods of 2000. The increase as a percentage of our total revenues was due primarily to increased staffing necessary to manage and support our growth plus increased costs associated with being a public company, offset in part by the growth in our total revenues. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

     In-Process Research and Development

On May 8, 2000, we acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition we issued 39,600 shares of our common stock. Pursuant to the terms of the acquisition agreement, 18,500 shares of our common stock are being held in escrow until such time contingencies regarding the patents related to the acquired technology are resolved. Accordingly, we have recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers. As opportunities present themselves, we intend to continue to acquire new technologies and companies; such acquisitions could lead to additional direct and indirect expenses that could negatively affect our results of operations.

On August 10, 2000 we completed the acquisition of ProFound Pharma A/S. A portion of the purchase price will be allocated to in-process research and development and will result in a significant one-time charge against earnings in the third quarter of 2000. It is not known at this time what portion of the purchase price will be allocated to in-process research and development.

     Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $192,000 and $362,000 in the three and six months ended June 30, 1999 to $4.3 million and $6.4 million in the comparable periods of 2000. This increase was due to higher average balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $31.7 million. As of June 30, 2000, we had $271 million in cash, cash equivalents and marketable securities.

Our operating activities used cash of $681,000 in the six months ended June 30, 1999 and $2.3 million in the comparable periods of 2000. Uses of cash in operating activities were primarily to fund net operating losses offset by receipt of funding from collaborators that has been deferred.

Net cash used in investing activities was $3.2 million and $58.1 million in the six months ended June 30, 1999 and 2000, respectively. The cash used in the 2000 period primarily represented purchases of available-for-sale securities.

Additions of property and equipment were $3.2 million in the six months ended June 30, 1999 and $1.1 million in the comparable period of 2000. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided $19.9 million in the six months ended June 30, 1999 and $137.9 million in the comparable period of 2000. The 2000 amount primarily consists of the net proceeds we received from the sale of common stock in a follow-on public offering in March 2000.

We expect cash flows from our existing corporate collaborators for the funding of research and technology advancement to total approximately $12 million in each of 2000 and 2001, and up to this amount in each of 2002 and 2003 if our collaboration with DuPont/Pioneer Hi-Bred extends to fourth and fifth years. DuPont/Pioneer Hi-Bred may terminate the agreement after three years, upon six months notice if a specified milestone has not been met. The above amounts include $1 million annually of technology advancement funding from AstraZeneca. In lieu of making this payment, AstraZeneca can elect to purchase $3 million of our equity securities at a 50% premium to the fair value of the securities on the date of issuance. Cash flows from government grants are determined by the expenses incurred by Maxygen. Total remaining committed grant funding amounts to $20 million through fiscal 2002; however some grant programs are subject to a yearly appropriations process in Congress and we may not receive funds under existing grants because of budgeting constraints of the agency administering the program.

We believe that our current cash, cash equivalents, short-term investments and long-term investments together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

     RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $11.3 million for the year ended December 31, 1999 and $10.0 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $34.2 million. We expect to have increasing net losses and negative cash flow in the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all of our revenues from collaborations and grants and will continue to do so in the foreseeable future. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our recently completed acquisition of ProFound Pharma A/S, we expect costs to increase further due to expanded operations and integration costs associated with the acquisition. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We Are an Early Stage Company Deploying Unproven Technologies. If We Do Not Develop Commercially Successful Products, We May Be Forced to Cease Operations.

You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our MolecularBreeding and other technologies are new and in the early stage of development. We may not develop products that prove to be safe and efficacious in any market, meet applicable regulatory standards, are capable of being manufactured at reasonable costs, or can be marketed successfully.

We may not be successful in the commercial development of products. Successful products will require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of products. We have not proven our ability to develop and commercialize products. Further, none of our potential vaccine or protein therapeutic products are expected to enter clinical trials within the next year. We must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our products. Our research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products.

Commercialization of Our Technologies Depends On Collaborations With Other Companies. If We Are Not Able to Find Collaborators in the Future, We May Not Be Able to Develop Our Technologies or Products.

Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our MolecularBreeding or other technologies, or the resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements to develop and commercialize products. We have entered into collaborative agreements with other companies to fund the development of certain new products for specific purposes. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our revenues will be reduced and our products may not be commercialized.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced a period of rapid and substantial growth that has placed and, if this growth continues, will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 165 at June 30, 2000. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 and were $11.6 million for the six months ended June 30, 2000. In addition, as a result of our recently completed acquisition of ProFound Pharma A/S, we will grow as an even increased rate in the third quarter. ProFound will immediately add 57 employees. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations.

Acquisitions Could Result in Operating Difficulties and Other Harmful Consequences.

If appropriate opportunities present themselves, we intend to acquire businesses and technologies that complement our capabilities. As set forth above in this report, on August 10, 2000 we completed our acquisition of ProFound Pharma A/S, a Danish biotechnology company. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Public Perception of Ethical and Social Issues May Limit the Use of Our Technologies, Which Could Reduce Our Revenues.

Our success will depend in part upon our ability to develop products discovered through our MolecularBreeding or other technologies. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our MolecularBreeding or other technologies. Ethical and other concerns about our MolecularBreeding or other technologies, particularly the use of genes from nature for commercial purposes, and products resulting therefrom could adversely affect their market acceptance.

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

We face, and will continue to face, intense competition from organizations such as large and small biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies for modifying DNA and other proteins. These organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the directed molecular evolution field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce enzymes for commercial purposes.

Any products that we develop through our MolecularBreeding and other technologies will compete in multiple, highly competitive markets. Most of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs and facilities and capabilities, and greater experience in modifying DNA and proteins, obtaining regulatory approvals, manufacturing products and marketing.

Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of our collaborators obsolete and noncompetitive.

Any Inability to Adequately Protect Our Proprietary Technologies Could Harm Our Competitive Position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes for defending intellectual property rights.

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

Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with our MolecularBreeding and other technologies, or products that are similar to products developed with the use of our MolecularBreeding and other technologies or alternative methods of generating gene diversity. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

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

On April 27, 2000, we announced that we had initiated an arbitration proceeding against Echira Biotechnology (then known as Energy BioSystems Corporation) in connection with Echira's claim that it has developed a "new gene shuffling" technology. We allege that Echira has breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Echira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding technologies to Echira.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Additional Personnel We May Be Unable to Pursue Collaborations or Develop Our Own Products.

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. We do not currently have sufficient executive management personnel to execute fully our business plan. There is currently a shortage of skilled executives, which is likely to continue. As a result, competition for skilled personnel is intense, and the turnover rate can be high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Failure to attract and retain personnel could prevent us from pursuing collaborations or developing our products or core technologies.


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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, we will have to curtail or cease operations. We anticipate that the net proceeds from our recent public offerings and interest earned thereon, together with existing cash and cash equivalents and anticipated cash flows from operations, will enable us to maintain our currently planned operations for at least the next two years. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

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

Health Care Reform and Restrictions on Reimbursements May Limit Our Returns on Pharmaceutical Products.

Our future products are expected to include pharmaceutical products. Our ability and that of our collaborators to commercialize pharmaceutical products developed with our MolecularBreeding and other technologies may depend in part on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 43% of our outstanding common stock, including Glaxo Wellcome International B.V. which owns approximately 18% of our outstanding common stock. As a result, these stockholders, if they act together, and Glaxo Wellcome International B.V. by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 3
Quantitative And Qualitative Disclosures About Market Risk


Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of June 30, 2000, approximately 83% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2000 (dollars in thousands):

                                               2000            2001
          Cash equivalents...............    $213,923             --
          Average interest rates.........        6.57%            --

          Short-term investments.........    $  9,995             --
          Average interest rates.........        6.41%            --

          Long-term investments..........          --        $46,835
          Average interest rates.........          --           7.19%

We did not hold derivative instruments as of June 30, 2000, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit, of $2.0 million as of June 30, 2000, with a range of interest rates of between 11.73% and 12.78%.

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



Item 2
Changes in Securities and Use of Proceeds


On May 8, 2000, we completed the acquisition of a privately held California corporation. We acquired all the outstanding stock of the corporation from its existing shareholders in exchange for 39,600 shares of our common stock.

The issuance of securities in the transaction described in the paragraph above was deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. Each purchaser of Maxygen securities represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. The stock certificates were issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom. All recipients, either alone or with a duly appointed purchaser representative, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the registrant.

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. A total of 6,900,000 shares of our common stock were sold at a price of $16.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc. and Invemed Associates LLC. Of these 6,900,000 shares, 900,000 were issued upon exercise of the underwriters' over-allotment option. The offering commenced on December 16, 1999 and closed on December 21, 1999. The initial public offering resulted in gross proceeds of $110.4 million, $7.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to us were approximately $101.0 million. From the time of receipt through June 30, 2000, the proceeds were applied toward:

     . purchases and installation of equipment and build-out of facilities, $1.1 million.

     .    repayment of indebtedness, $29,000;

     .    working capital, $2.7 million; and

     . temporary investments in certificates of deposits, mutual funds and corporate debt securities, $97.2 million.


Item 3
Defaults Upon Senior Securities


Not applicable.


Item 4
Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the two management proposals were approved by the stockholders.

(a)  The stockholders reelected the seven nominees for the Company's Board of
     Directors:


                                     Shares Voted For              Shares
                Candidate               Candidate                 Withheld
          Russell J. Howard...........  26,570,958                  6,557
          Isaac Stein.................  26,570,743                  6,772
          Robert J. Glaser............  26,570,198                  7,317
          M.R.C. Greenwood............  26,570,898                  6,617
          Adrian Hennah...............  26,232,474                345,041
          Gordon Ringold..............  26,570,808                  6,707
          George Poste................  26,570,768                  6,747

(b) The stockholders approved the proposed amendment to the 1997 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 shares, from 7,500,000 to 9,000,000:


                     Shares voted for......................... 25,475,640
                     Shares voted against.....................  1,095,470
                     Shares abstaining........................      6,405
                     Broker non-votes.........................          0

(c) The stockholders approved the proposed amendment to the Certificate of Incorporation to increase the number of shares of common stock authorized by 30,000,000 shares, from 70,000,000 to 100,000,000:


                     Shares voted for......................... 26,313,433
                     Shares voted against.....................    258,561
                     Shares abstaining........................      5,521
                     Broker non-votes.........................          0


Item 5
Other Information


Not applicable.


Item 6
Exhibits and Reports on Form 8-K


(a)  The following exhibits are filed as part of this report:


          3.1   Amended and Restated Certificate of Incorporation


          3.2   Amended and Restated By-laws


          10.1  1997 Stock Option Plan, as amended


          10.2 Lease between Metropolitan Life Insurance Company and Maxygen, Inc. dated April 21, 2000


          27.1  Financial Data Schedule (EDGAR version only)

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

================================================================================
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MAXYGEN, INC.



August 11, 2000          By: /s/ Russell J. Howard
                             -------------------------
                             Russell J. Howard
                             Chief Executive Officer



August 11, 2000          By: /s/ Simba Gill
                             -------------------------
                             Simba Gill
                             President, Chief Financial Officer and Senior Vice President of Corporate Development