Form 10-Q
period 2000-09-30
MAXYGEN INC
filed 2000-11-14
CIK 1068796

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                              ___________________

                                   Form 10-Q


              QUARTERLY report pursuant to section 13 or 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                               Yes   X   No ____
                                   -----


As of November 1, 2000, there were 33,564,476 shares of the registrant's common stock outstanding.

                                 MAXYGEN, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

INDEX

Part I   FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements and Notes:

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and September 30, 2000..............................................  3

         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 2000............  4

         Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 2000.....................  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..........  24

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings...................................................  25

Item 2:  Changes in Securities and Use of Proceeds...........................  25

Item 3:  Defaults Upon Senior Securities.....................................  26

Item 4:  Submission of Matters to a Vote of Security Holders.................  26

Item 5:  Other Information...................................................  26

Item 6:  Exhibits and Reports on Form 8-K....................................  26

SIGNATURES...................................................................  27

Part I - Financial Information
Item 1
FINANCIAL STATEMENTS

                                 MAXYGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  December 31,         September 30,
                                                                                     1999                  2000
                                                                                   --------              --------
ASSETS                                                                              (Note 1)            (unaudited)
Current assets:
 Cash and cash equivalents...................................................      $136,343              $183,131
 Short-term investments......................................................            --                59,585
 Grant and other receivables.................................................         3,038                 8,230
 Prepaid expenses and other current assets...................................           800                 1,096
                                                                                   --------              --------
  Total current assets.......................................................       140,181               252,042
 Property and equipment, net.................................................         4,764                 7,644
 Goodwill and other intangible assets, net...................................            --                37,479
 Long-term investments.......................................................            --                22,953
 Deposits and other assets...................................................           633                   897
                                                                                   --------              --------
  Total assets...............................................................      $145,578              $321,015
                                                                                   ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................      $    370              $  1,455
 Accrued compensation........................................................           393                 2,945
 Other accrued liabilities...................................................         1,803                 3,670
 Deferred revenue............................................................         4,935                 5,593
 Current portion of equipment financing obligations..........................           170                   485
                                                                                   --------              --------
Total current liabilities....................................................         7,671                14,148
Deferred revenue.............................................................         2,527                 3,085
Non-current portion of equipment financing obligations.......................         1,664                 1,439
Commitments
Stockholders' equity:
 Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 1999 and
  September 30, 2000, respectively...........................................            --                    --


 Common stock, $0.0001 par value: 70,000,000 shares and 100,000,000 shares                3                     3
  authorized at December 31, 1999 and September 30, 2000, respectively,
  30,860,781, and 33,565,528 shares issued and outstanding at December 31,
  1999 and September 30, 2000, respectively..................................
 Additional paid-in capital..................................................       176,517               385,757
 Notes receivable from stockholders..........................................        (1,411)                 (807)
 Deferred stock compensation.................................................       (17,216)              (11,629)
 Accumulated other comprehensive loss........................................            --                   (73)
 Accumulated deficit.........................................................       (24,177)              (70,908)
                                                                                   --------              --------
  Total stockholders' equity.................................................       133,716               302,343
                                                                                   --------              --------
  Total liabilities and stockholders' equity.................................      $145,578              $321,015
                                                                                   ========              ========

                            See accompanying notes.

                                 MAXYGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                   Three Months ended                    Nine months ended
                                                                     September 30,                         September 30,
                                                              ---------------------------            -------------------------
                                                                1999               2000                1999              2000
                                                              ---------         ---------            ---------       ---------
Collaborative research and development revenue......           $ 2,696           $  3,178            $ 6,068          $  9,419
Grant revenue.......................................             1,075              2,784              3,625             8,112
                                                              ---------         ---------            ---------       ---------
Total revenues......................................             3,771              5,962              9,693            17,531
Operating expenses:
  Research and development (Including charges for
  stock compensation of $1,053 and $1,652 in the
  three months ended September 30, 1999 and 2000,
  respectively, and $1,564 and $7,080 in the nine
  months ended September 30, 1999 and 2000,
  respectively).....................................             5,360             13,234             12,897            32,736
  General and administrative (Including charges for
  stock compensation of $637 and $1,115 in the
  three months ended September 30, 1999 and 2000,
  respectively, and $1,218 and $3,790 in the nine
  months ended September 30, 1999 and 2000,
  respectively).....................................             1,883              3,996              4,333            11,526
  Acquired in-process research and development......                --             28,047                 --            28,959
  Amortization of intangible assets.................                --              1,847                 --             1,847
                                                              ---------         ---------            ---------       ---------
Total operating expenses............................             7,243             47,124             17,230            75,068
                                                              ---------         ---------            ---------       ---------
Loss from operations................................            (3,472)           (41,162)            (7,537)          (57,537)
Interest income (expense), net......................               421              4,415                783            10,806
                                                              ---------         ---------            ---------       ---------
Net loss............................................            (3,051)           (36,747)            (6,754)          (46,731)
Deemed dividend upon issuance of convertible
 preferred stock....................................            (2,200)                --             (2,200)               --
                                                              ---------         ---------            ---------       ---------
Net loss attributable to common stockholders........           $(5,251)          $(36,747)           $(8,954)         $(46,731)
                                                              ---------         ---------            ---------       ---------
Basic and diluted net loss per share................            $(0.63)            $(1.18)            $(1.15)           $(1.57)
Shares used in computing basic and diluted net loss
 per share..........................................             8,309             31,165              7,778            29,805

                            See accompanying notes.

                                 MAXYGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                       ----------------------------
                                                                                          1999              2000
                                                                                         --------          --------
Operating activities
Net loss.....................................................................            $(6,754)          $(46,731)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................                442              1,020
  Amortization of intangible assets..........................................                 --              1,848
  Deferred stock compensation amortization - employees.......................              2,578              8,107
  Common stock issued and stock options granted to
    consultants for services rendered........................................              1,039              2,763
  Common stock issued for technology.........................................                 --                958
  Acquired in-process research and development...............................                 --             28,959
  Changes in operating assets and liabilities:
    Grant and other receivables..............................................             (1,108)            (4,942)
    Prepaid expenses and other current assets................................               (153)              (296)
    Deposits and other assets................................................               (217)              (264)
    Accounts payable.........................................................                 36             (4,402)
    Accrued compensation.....................................................                151              2,552
    Other accrued liabilities................................................                679              1,867
    Deferred revenue.........................................................              1,970              1,216
    Related party payables...................................................                (92)                --
    Other....................................................................                 --                (90)
                                                                                         --------          --------
Net cash used in operating activities........................................             (1,429)            (7,435)
Investing activities
Cash acquired in acquisition.................................................                 --                349
Purchases of available-for-sale securities...................................                 --            (92,521)
Maturities of available-for-sale securities..................................                                10,000
Acquisition of property and equipment........................................             (4,008)            (2,503)
                                                                                         --------          --------
Net cash used in investing activities........................................             (4,008)           (84,675)
Financing activities
Borrowings under equipment financing obligation..............................              1,225                166
Repayments under equipment financing obligation..............................                 --                (76)
Proceeds from issuance of common stock - net of issuance costs...............                 63            138,204
Proceeds from issuance of convertible preferred stock - net of
  issuance cost..............................................................             24,963                 --
Payments received on promissory notes........................................                 --                604
                                                                                         --------          --------
Net cash provided by financing activities....................................             26,251            138,898
                                                                                         --------          --------
Net increase in cash and cash equivalents....................................             20,814             46,788
Cash and cash equivalents at beginning of period.............................             15,306            136,343
                                                                                         --------          --------
Cash and cash equivalents at end of period...................................            $36,120           $183,131
                                                                                         ========          ========
Schedule of non-cash financing transactions
Tangible and intangible assets acquired in acquisition transaction
  for shares of common stock, net of cash acquired and liabilities assumed...            $    --           $ 37,399
Shares issued for technology.................................................            $    --           $    958
                                                                                         --------          --------

                            See accompanying notes.

                                 MAXYGEN, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2000 and for the three months and nine months ended September 30, 1999 and September 30, 2000, respectively, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. ("Maxygen" or the "Company") believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999, and the separate financial statements of ProFound Pharma A/S included in the Company's Current Report on Form 8-K/A filed October 24, 2000.

On August 10, 2000 the Company completed its acquisition of ProFound Pharma A/S ("ProFound," now known as Maxygen ApS). The acquisition was accounted for as a purchase. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                         Three Months ended      Nine months ended
                                                            September 30,          September 30,
                                                        --------------------    --------------------
                                                          1999         2000       1999       2000
                                                         -------       ------     ------     -------
Net Loss..............................................   $(5,251)   $(36,747)   $(8,954)   $(46,731)
                                                         -------    --------    -------    --------
Basic and diluted:
 Weighted-average shares of common stock outstanding..     9,673      33,002      9,408      32,098
 Less: weighted-average shares subject to repurchase..    (1,364)     (1,837)    (1,630)     (2,293)
                                                         -------    --------    -------    --------
 Weighted-average shares used in computing basic
  and diluted net loss per share....................       8,309      31,165      7,778      29,805
                                                         -------    --------    -------    --------
Basic and diluted net loss per share................     $ (0.63)   $  (1.18)   $ (1.15)   $  (1.57)
                                                         -------    --------    -------    --------

The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,715,000 at September 30, 2000. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase.

Comprehensive loss

Comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. There is no material difference between the reported net loss and the comprehensive net loss for all the periods presented.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's fiscal year beginning January 1, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

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

2.  Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and investments as of September 30, 2000 are as follows (in thousands):

                                                                                Gross               Gross
                                                          Amortized           Unrealized          Unrealized         Estimated
                                                            Cost                Gains               Losses           Fair Value
                                                        ------------       ----------------      ------------        ----------
Money market funds..................................       $  75,413                $ --              $  --           $  75,413
Commercial paper....................................         125,579                  16                 --             125,595
Corporate bonds.....................................          64,660                 145               (144)             64,661
                                                        ------------       ----------------      ------------        ----------
 Total..............................................         265,652                 161               (144)            265,669
Less amounts classified as cash equivalents.........        (183,131)                 --                 --            (183,131)
                                                        ------------       ----------------      ------------        ----------
Total investments...................................       $  82,521                $161              $(144)          $  82,538
                                                        ============       ================      ============        ==========

Realized gains or losses on the sale of available-for-sale securities for the three and nine month periods ended September 30, 1999 and September 30, 2000 were insignificant.

At September 30, 2000, the contractual maturities of investments were as follows (in thousands):


                                                                                     Amortized Cost    Estimated
                                                                                                       Fair Value
                                                                                    ----------------  -------------
 Due within one year...............................................................         $59,649         $59,585
 Due after one year................................................................          22,872          22,953
                                                                                    ----------------  -------------
                                                                                            $82,521         $82,538
                                                                                    ================  =============


3.  Collaborative Agreements

Technological Resources PTY Limited

In January 2000, the Company entered into a three year collaborative research and development agreement with Technological Resources PTY Limited, a wholly owned subsidiary of Rio Tinto Limited ("TRPL"), to develop novel enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes more generally for use in chemical bioprocessing and other applications. Pursuant to the agreement, TRPL agreed to provide nonrefundable research and development funding and technology advancement payments, as well as revenue sharing on certain commercialized products and processes.

Lundbeck A/S

In September 2000, Maxygen ApS, a wholly owned subsidiary of the Company, entered into a 3 year collaborative research and development agreement with H. Lundbeck A/S ("Lundbeck"), to develop a protein pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Lundbeck has licensed rights to this product for central nervous system diseases. Maxygen has retained rights for neurological indications in key Asian markets and global rights for all indications outside of central nervous system diseases, including inflammatory disease and cancer. Under the terms of the agreement, Maxygen will receive license fees and research and development funding. Maxygen will also receive milestone payments and royalties on product sales.

4.  Stockholders Equity--Follow-on Offering

On March 24, 2000, the Company completed a follow-on public offering of its common stock. A total of 1,500,000 shares were sold by the Company at a price of $97.00 per share. The offering resulted in net proceeds to the Company of approximately $137.4 million.

5.  Acquisition of Technology

On May 8, 2000, the Company acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition, the Company issued 39,600 shares of Company common stock. Pursuant to the terms of the acquisition, 18,500 shares of Company common stock are being held in escrow until such time contingencies regarding the patents related to the acquired technology are resolved. Accordingly, the Company has recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers. Had the acquisition occurred on January 1, 1999, pro forma revenue would be unchanged from amounts reported in the consolidated financial statements and the increase to pro forma net loss would be immaterial.

6.  Acquisition of ProFound Pharma A/S

On August 10, 2000, the Company completed its acquisition of ProFound, a Danish biotechnology company located in Copenhagen, Denmark. Prior to the acquisition, ProFound was a privately-held, development-stage company that had minimal revenues since its inception in April 1999. ProFound is focused on the development of improved second-generation protein pharmaceutical products and has developed broad preclinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The Company acquired all of the equity securities of ProFound in exchange for 1,102,578 shares of its common stock and options to purchase an aggregate of 41,812 shares of its common stock. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as determined by an independent appraisal. The acquired in-process research and development represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies that had not reached technological feasibility and had no alternative future uses. The results of operations for ProFound are included in those of the Company commencing from August 10, 2000, the date of acquisition. As of August 10, 2000, the purchase price, including liabilities assumed of $5.5 million and estimated acquisition costs of $1.0 million, aggregated $70.4 million, of which $3.0 million was allocated to tangible assets, $28.0 million to acquired in-process research and development, $3.4 million to patents, $705,000 to assembled workforce and $35.2 million to goodwill.

    The following pro forma information reflects the results of operations for the nine months ended September 30, 1999 and 2000 as if the acquisition of ProFound had occurred as of the beginning of the periods presented, and after giving effect to certain pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of such periods or what operating results may occur in the future (in thousands, except per share data).

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                  ------------------------------
                                                                                    1999                  2000
                                                                                  --------              --------
Total revenues......................................................              $  9,693              $ 27,038
Total operating expenses............................................               (56,635)              (63,788)
Net loss............................................................               (48,359)              (25,882)
Basic and diluted net loss per share................................                 (2.67)                (0.84)

7.  Subsequent Event

Collaboration Agreement with Chevron Research and Technology Co.

In October 2000, the Company entered into a three-year collaborative research and development agreement with Chevron Research and Technology Co. ("Chevron"), to develop novel bioprocesses for specific petrochemical products. Pursuant to the agreement, the Company will be responsible for performing certain research and development and Chevron will have commercialization rights to the technologies developed in exchange for license fees, technology access fees, full research funding, milestones, annual fees and product royalties.

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



Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with large agriculture and chemical companies and from government grants. Our current collaborators are Novo Nordisk, DuPont/Pioneer Hi-Bred, Pfizer, AstraZeneca, DSM, Rio Tinto, Lundbeck and Chevron. Our government grants are from the Defense Advanced Research Projects Agency and the National Institute of Standards and Technology-Advanced Technology Program.

We have invested heavily in establishing our proprietary technologies. These investments contributed to revenue increases from $2.7 million in 1998 to $14.0 million in 1999 and $17.5 million in the nine months ended September 30, 2000. Our total headcount increased from 74 employees at the end of 1998 to 143 employees at the end of 1999 and 236 employees as of September 30, 2000, of whom 78% were engaged in research and development. Research and development consisted of work for collaborators, government grant agencies and work advancing our technologies and internal projects.

We have incurred significant losses since our inception. As of September 30, 2000, our accumulated deficit was $70.9 million and total stockholders' equity was $302.3 million. Operating expenses increased from $11.8 million in fiscal 1998, to $26.7 million in fiscal 1999 and to $75.1 million for the nine months ended September 30, 2000. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

On August 10, 2000, we completed our acquisition of ProFound, a Danish biotechnology company located in Copenhagen, Denmark. ProFound is focused on the development of improved second-generation protein pharmaceutical products and has developed broad preclinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The transaction was accounted for as a purchase. We issued 1,102,578 shares of our common stock and options to purchase an aggregate of 41,812 shares of our common stock in connection with the acquisition of all the equity securities of ProFound. As of August 10, 2000, the purchase price, including liabilities assumed of $5.5 million and estimated acquisition costs of $1.0 million, aggregated $70.4 million, of which $3.0 million was allocated to tangible assets, $28.0 million to acquired in-process research and development, $3.4 million to patents, $705,000 to assembled workforce and $35.2 million to goodwill.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators generally make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of September 30, 2000, we have deferred revenues of approximately $8.7 million. Our sources of potential revenue for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

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

In connection with the ProFound acquisition in August 2000 stock options were granted in exchange for outstanding warrants to purchase ProFound securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million, which is being amortized over the remaining vesting period of the options.

In connection with the grant of stock options to employees prior to our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $1.6 million in 1998, $4.9 million in 1999 and $8.1 million in the nine months ended September 30, 2000. In connection with the grant of stock options to consultants, we recorded stock compensation expense of $0.3 million in 1998, $0.8 million in 1999 and $2.8 million in the nine months ended September 30, 2000.

Results of Operations

        Revenues

Our total revenues increased from $3.8 million and $9.7 million in the three and nine months ended September 30, 1999, to $6.0 million and $17.5 million in the comparable periods of 2000. The increase was due primarily to the increased activity related to our research collaborations with AstraZeneca, DuPont/Pioneer Hi-Bred, DSM Anti-Infectives, Rio Tinto and Lundbeck, new government grants and the expansion of existing government grants. We expect our revenue to increase in 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

        Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $5.4 million and $12.9 million in the three and nine months ended September 30, 1999, to $13.2 million and $32.7 million in the comparable periods of fiscal 2000. The increase was due primarily to increased staffing, other personnel-related costs to support our additional collaborative and internal research efforts and the acquisition of certain intellectual property. Also included in research and development expenses is stock compensation expense of $1.1 million and $1.6 million in the three and nine months end September 30, 1999 and $1.7 million and $7.1 million in the comparable periods of fiscal 2000. We expect research and development cost to increase in 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

Research and development expenses represented 142% and 133% of total revenues in the three and nine months ended September 30, 1999 and 222% and 187% of total revenues in the comparable periods of 2000. The increase as a percentage of total revenues was due primarily to increased research and development activity offset in part by the increase in our total revenue. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

The acquisition of ProFound will significantly increase our research and development expenses in absolute dollars. We expect that research and development expense as a percentage of total revenue will increase as research and development activities expand faster than general and administrative activities.

        General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased from $1.9 million and $4.3 million in the three and nine months ended September 30, 1999, to $4.0 million and $11.5 million in the comparable periods of 2000. Expenses increased primarily due to increased staffing necessary to manage and support our growth plus increased costs associated with being a public company. Also included in general and administrative expenses is stock compensation expense of $637,000 and $1.2 million in the three and nine months ended September 30, 1999, and $1.1 million and $3.8 million in the comparable periods of 2000. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees. We also expect that general and administrative expenses will increase in absolute dollar amounts due to the increased costs associated with integrating, operating and coordinating our recently acquired operations in Denmark.

General and administrative expenses represented 50% and 45% of total revenues for the three and nine months ended September 30, 1999, and 67% and 66% of total revenues for the comparable periods of 2000. The increase as a percentage of our total revenues was due primarily to increased staffing necessary to manage and support our growth plus increased costs associated with being a public company, offset in part by the growth in our total revenues. We expect that general and administrative expenses as a percentage of total revenue will decrease as our revenue grows and research and development activities expand.

        In-Process Research and Development

On May 8, 2000, we acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition we issued 39,600 shares of our common stock. Pursuant to the terms of the acquisition, 18,500 shares of our common stock are being held in escrow until such time contingencies regarding the patents related to the acquired technology are resolved. Accordingly, we have recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers. As opportunities present themselves, we intend to continue to acquire new technologies and companies; such acquisitions could lead to additional direct and indirect expenses that could negatively affect our results of operations.

On August 10, 2000, we acquired ProFound for total consideration of approximately $70.4 million, including $5.5 million for the assumption of liabilities and $1.0 million for estimated acquisition costs. Prior to the acquisition, ProFound was a privately-held, development-stage company that had minimal revenues since its inception in April 1999. ProFound is focused on the development of improved second-generation protein pharmaceutical products and has developed broad preclinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. Approximately $28.0 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 30, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of ProFound are included in the condensed consolidated financial statements from the date of acquisition. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The $28.0 million in-process research and development charge represents the value determined by an independent appraiser, using a discounted cash flow methodology, to be attributable to the in-process research and development of ProFound based on a valuation analysis of such research and development. In-process technology was expensed upon acquisition as technological feasibility had not been established and no alternative future uses existed. The charge relates to specific on-going research and development. Management of Maxygen believes that the allocation of the purchase price to in-process research and development is appropriate given the future potential of this research and development to contribute to the operations of Maxygen. Assuming this research continues through all stages of clinical development, we project substantial future research and development expenditures related to this technology. If we would have allocated less of the purchase price to in-process research and development, the value would have been recorded as goodwill on our balance sheet and amortized over the expected benefit period, resulting in increased amortization expense during that period.

        Acquisition Related Costs

During the three and nine months ended September 30, 2000, we incurred direct acquisition related transaction costs of approximately $1.0 million, including $800,000 for legal and other professional consulting fees, which are included in the calculation of the ProFound acquisition purchase price. There can be no assurance that we will not incur additional charges in subsequent quarters to reflect costs associated with the transaction, including integration costs, or that we will be successful in our efforts to integrate the operations of ProFound. As opportunities present themselves, we intend to continue to acquire companies and complementary technologies; such acquisitions could lead to additional direct and indirect expenses that could negatively affect our result of operations.

        Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $421,000 and $783,000 in the three and nine months ended September 30, 1999 to $4.4 million and $10.8 million in the comparable periods of 2000. This increase was due to higher average balances of cash, cash equivalents and marketable securities.

        Goodwill

In connection with the ProFound acquisition, we allocated $35.2 million to goodwill and will amortize this goodwill over 3 years, the term of expected benefit. We expect quarterly amortization of approximately $3.3 million beginning the fourth quarter of 2000.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $39.6 million. As of September 30, 2000, we had $265.7 million in cash, cash equivalents and marketable securities.

Our operating activities used cash of $1.4 million in the nine months ended September 30, 1999 and $7.4 million in the comparable period of 2000. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash used in investing activities was $4.0 million in the nine months ended September 30, 1999 and $84.7 million in the nine months ended September 30, 2000. The cash used in the 2000 period primarily represented purchases of available-for-sale securities.

Additions of property and equipment were $4.0 million in the nine months ended September 30, 1999 and $2.5 million in the comparable period of 2000. We expect to continue to make significant investments in the purchase of property and
equipment to support our expanding operations.   We may use a portion of our
cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided $26.3 million in the nine months ended September 30, 1999 and $138.9 million in the comparable period of 2000. The 2000 amount primarily consists of the net proceeds we received from the sale of common stock in a follow-on public offering in March 2000.

We expect cash flows from our existing corporate collaborators for the funding of research and technology advancement to total approximately $16.7 million through fiscal 2001. The above amounts include $1.0 million annually of technology advancement funding from AstraZeneca. In lieu of making this payment, AstraZeneca can elect to purchase $3.0 million of our equity securities at a 50% premium to the fair value of the securities on the date of issuance. Cash flows from government grants are determined by the expenses incurred by Maxygen. Total remaining committed cash to be received for grant funding is approximately $15.8 million through fiscal 2002; however some grant programs are subject to a yearly appropriations process in Congress and we may not receive funds under existing grants because of budgeting constraints of the agency administering the program.

We believe that our current cash, cash equivalents, short-term investments and long-term investments together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.


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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $11.3 million for the year ended December 31, 1999 and $46.7 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $70.9 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to do so for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our recently completed acquisition of ProFound, we expect costs to increase further due to expanded operations, integration costs associated with the acquisition and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Commercialization of Our Technologies Depends On Collaborations With Other Companies. If We Are Not Able to Find Collaborators in the Future, We May Not Be Able to Develop Our Technologies or Products.

Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements to develop and commercialize products. We have entered into collaborative agreements with other companies to fund the development of certain new products for specific purposes. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our revenues will be reduced and our products may not be commercialized.

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

You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our proprietary technologies are new and in the early stage of development. We may not develop products that prove to be safe and efficacious, meet applicable regulatory standards, are capable of being manufactured at reasonable costs, or can be marketed successfully.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 236 at September 30, 2000. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 and were $17.5 million for the nine months ended September 30, 2000. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Raise Operating Expenses and Divert Management Attention.

We are expanding internationally. We recently acquired ProFound, a Danish biotechnology company, and are now operating with international business locations. Expansion into an international operational entity will require additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

        .   regulatory requirements that may limit or prevent the offering of our products in local jurisdictions ;
        .   government limitations on research and/or research including genetically engineered products or processes;
        .   difficulties in staffing and managing foreign operations;
        .   longer payment cycles, different accounting practices and problems in collecting accounts receivable ;
        .   cultural nonacceptance of genetic manipulation and genetic engineering; and
        .   potentially adverse tax consequences.

Some of these factors may cause our international costs to exceed our domestic costs of doing business. To the extent we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations.

Acquisitions Could Result in Operating Difficulties and Other Harmful Consequences.

If appropriate opportunities present themselves, we intend to acquire businesses and technologies that complement our capabilities. As set forth above in this report, on August 10, 2000 we completed our acquisition of ProFound, a Danish biotechnology company. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

        . diversion of management time (both ours and that of the acquired company) from focus on operating the businesses to issues of integration and future products during the period of negotiation through closing and further diversion of such time after closing;
        . decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;
        . the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and
        . the need to implement controls, procedures and policies appropriate for a larger public company in companies that prior to acquisition had been smaller, private companies.

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

The subject of genetically modified organisms has received negative publicity in Europe, where ProFound is based, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant agricultural and other products could be subject to greater domestic regulation and could cause a decrease in the demand for our products.

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

We face, and will continue to face, intense competition from organizations such as large and small biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies for modifying DNA and proteins. These organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the directed molecular evolution field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce enzymes for commercial purposes.

Any products that we develop through our proprietary technologies will compete in multiple, highly competitive markets. Most of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs and facilities and capabilities, and greater experience in modifying DNA and proteins, obtaining regulatory approvals, manufacturing products and marketing.

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

Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our MolecularBreeding and other technologies or alternative methods of generating gene diversity. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

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

On April 27, 2000, we announced that we had initiated an arbitration proceeding against Echira Biotechnology (then known as Energy BioSystems Corporation) in connection with Echira's claim that it has developed a "new gene shuffling'' technology. We allege that Echira has breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Echira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding technologies to Echira. We expect the arbitration to be held during the fourth quarter of 2000.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, we will have to curtail or cease operations. We anticipate that the net proceeds from our public offerings and interest earned thereon, together with existing cash and cash equivalents and anticipated cash flows from operations, will enable us to maintain our currently planned operations for at least the next 12 months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

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

Our grants provide the U.S. government a non-exclusive, non-transferable, paid-up license to practice for or on behalf of the U.S. inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and our potential market could be reduced.

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

Health Care Reform and Restrictions on Reimbursements May Limit Our Returns on Pharmaceutical Products.

Our future products are expected to include pharmaceutical products. Our ability and that of our collaborators to commercialize pharmaceutical products developed with our technologies may depend in part on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

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

        .   changes in the market valuations of other biotechnology or life science companies
        .   developments in domestic and international governmental policy or regulations;
        .   announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
        .   developments in patent or other proprietary rights;
        .   period-to-period fluctuations in our operating results;
        .   future royalties from product sales, if any, by our strategic part-
            ners; and
        .   sales of our common stock or other securities in the open market.

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

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2001. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline.

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 34% of our outstanding common stock, including Glaxo Wellcome which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and Glaxo Wellcome by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 3
Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of September 30, 2000, approximately 91% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2000 (dollars in thousands):



                                                                                 2000                     2001
                                                                               ---------               ----------
Cash and cash equivalents........................................               $183,131                      --
Average interest rates...........................................                   6.62%                     --

Short-term investments...........................................               $ 59,585                      --
Average interest rates...........................................                   6.98%                     --

Long-term investments............................................                     --                 $22,953
Average interest rates...........................................                     --                    7.14%

We did not hold derivative instruments as of September 30, 2000, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit, of $1.9 million as of September 30, 2000, with a range of interest rates of between 11.73% and 12.78%.

Foreign Currency Risk

Currently the majority of our revenue and expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains and losses to date. As a result of our recent acquisition of ProFound and our recent collaboration with Lundbeck A/S we will be effecting transactions in foreign currencies during 2000. We do not expect that foreign exchange gains or losses will be significant. As we expand internationally, foreign currency risks will become more important. We have not engaged in foreign currency hedging to date but may choose to do so in the future.

Part II - Other Information

Item 1
Legal Proceedings

Not applicable.

Item 2
Changes in Securities and Use of Proceeds

c)   (i)     On August 4, 2000, we issued an aggregate of 16,000 shares of our common stock in connection with the acquisition of a license of certain technology.

     (ii) On August 10, 2000, we completed our acquisition of ProFound. We acquired all of the outstanding equity securities of ProFound from prior security holders in exchange for 1,102,578 shares of our common stock and options to purchase 41,812 shares of our common stock.

     (iii) On August 31, 2000 we issued 210 shares of our common stock to a consultant in partial payment for consulting services rendered to us. On June 8, 2000 we issued 185 shares of our common stock to a second consultant in partial payment for consulting services rendered to us.

There were no underwriters employed in connection with any of the transactions set forth in Item 2(c).

The issuances of securities described in Item 2(c) were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each purchaser of Maxygen securities represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. All recipients, either alone or with a duly appointed purchaser representative, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the registrant. In addition, the transactions described in paragraph (ii) above were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder as involving securities offered and sold outside the United States.

d) The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. A total of 6,900,000 shares of our common stock were sold at a price of $16.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc. and Invemed Associates LLC. Of these 6,900,000 shares, 900,000 were issued upon exercise of the underwriters' over-allotment option. The offering commenced on December 16, 1999 and closed on December 21, 1999. The initial public offering resulted in gross proceeds of $110.4 million, $7.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to us were approximately $101.0 million. From the time of receipt through September 30, 2000, the proceeds were applied toward:

        .   purchases and installation of equipment and build-out of facilities,
            $2.5 million;
        .   repayment of indebtedness, $76,000;
        .   working capital, $2.7 million; and
        .   temporary investments in certificates of deposits, mutual funds and corporate debt securities, $95.7 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Item 3
Defaults Upon Senior Securities

Not applicable.

Item 4
Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5
Other Information

Not applicable.

Item 6
Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as part of this report:

            10.1 Lease Agreement between ProFound Pharma A/S and The Sciense Park in Horsholm, dated May 5, 2000.

            27.1      Financial Data Schedule (EDGAR version only)

(b)   Reports on Form 8-K.

      (1) On August 15, 2000, Maxygen filed a report on Form 8-K reporting the acquisition of ProFound Pharma A/S.

      (2) On October 24, 2000, Maxygen filed a report on Form 8-K/A that amended the report on Form 8-K filed on August 15, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MAXYGEN, INC.


November 14, 2000  By:   /s/ Russell J. Howard
                         ----------------------
                         Russell J. Howard
                         Chief Executive Officer


November 14, 2000  By:   /s/ Simba Gill
                         ---------------
                         Simba Gill
                         President, Chief Financial Officer and Senior Vice
                         Development

                                Exhibit Index
                                -------------

 10.1 Lease Agreement between ProFound Pharma A/S and The Sciense Park in Horsholm, dated May 5, 2000.

 27.1   Financial Data Schedule (EDGAR version only)