Form 10-K405
period 2000-12-31
MAXYGEN INC
filed 2001-03-21
CIK 1068796

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

                  For the fiscal year ended December 31, 2000

                       Commission file number 000-28401

                                 MAXYGEN, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              77-0449487
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

              515 Galveston Drive Redwood City, California 94063
                   (Address of principal executive offices)

                                (650) 298-5300
              Registrant's telephone number, including area code:

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.0001 per share
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   As of January 31, 2001 there were 33,663,535 shares of the registrant's common stock outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market as of January 31, 2001 was approximately $485,479,645.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Designated portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward Looking Statements

   This report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may", "can", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend", "potential" or "continue" or the negative of these terms or other comparable words. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

  . our MolecularBreeding directed molecular evolution and other technologies and processes;

  . our ability to realize commercially valuable discoveries in our programs;

  .  the attributes of any products we develop;

  .  our future financial performance;

  .  our intellectual property portfolio and rights;

  .  our business strategies and plans; and

  .  our ability to develop products suitable for commercialization.

   These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 28 to 38 should be considered carefully in evaluating us and our business.

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

   Maxygen(TM), MaxyScan(TM), MolecularBreeding(TM), DNAShuffling(TM), and the Maxygen logo are some of our trademarks. Other service marks, trademarks and trade names referred to in this report, and in the documents incorporated by reference in this report, are the property of their respective owners. The use of the work "partner" and "partnership" does not mean a legal partner or legal partnership.

                                    PART I

Item 1 BUSINESS

Overview

   We are the leader in the field of directed molecular evolution, the process by which genes are modified for specific commercial uses. We are focused on creating novel therapeutic and industrial products using our integrated technologies. Our technologies bring together advances in molecular biology and protein modification to create novel high-value biotechnology products. Unlike conventional technologies, our approaches require minimal understanding of complex underlying biological systems and can therefore help develop products more efficiently, faster and more cost-effectively. We have designed our technologies to rapidly improve existing biotechnology products as well as to create products that would be difficult or impossible to develop through other processes.

   Our principal objective is to commercialize multiple high-value products in a broad range of industries including human therapeutics, agriculture and chemicals. Our products will be developed and marketed either through corporate collaborations or independently by Maxygen. To date, we have established collaborations with eleven recognized leaders in our target industries including Lundbeck, ALK-Abello, the International AIDS Vaccine Initiative (IAVI), Novozymes, DuPont, Syngenta, DSM, Rio Tinto, Chevron, Pfizer and Hercules.

   We will continue to establish strategic collaborations with leaders in our target industries. We will continue to retain rights in some of our collaborations to develop and market products resulting from our alliances. In addition, we have invested, and will continue to invest, our own funds in specific areas and product opportunities with the aim of capturing a high percentage of profits on product sales. We have over 40 potential products in various stages of research, with eight potential products in commercial development.

   We began operations in 1997 to commercialize technologies originally conceived at Affymax Research Institute, a subsidiary of what is now GlaxoSmithKline plc. We were incorporated under the laws of Delaware on May 7, 1996. Our principal executive offices are located at 515 Galveston Drive, Redwood City, CA 94063. Our telephone number is (650) 298-5300 and our website is located at www.maxygen.com. Information contained in our website is not a part of this report.

Acquisition of ProFound Pharma A/S

   On August 10, 2000, we acquired ProFound Pharma A/S, a Danish biotechnology company located in Copenhagen, Denmark. After our acquisition ProFound changed its name and corporate form to Maxygen ApS. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products. It has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity.

Market Opportunity

   We have a platform of proprietary technologies that helps allow us to integrate the most powerful tools available in the biotechnology industry to efficiently develop novel and improved products for human therapeutics and industrial applications. We are currently working on over 40 different potential products either on our own or with companies that are leaders in their fields, including eight potential products that are in the development stage. Our target markets include protein pharmaceuticals, preventative and therapeutic vaccines, chemicals and agriculture. Within these markets, we are focused on specific high-value opportunities.

   Human Therapeutics. The human therapeutic protein pharmaceutical and vaccine markets represent a large opportunity for Maxygen. The combined sales of recombinant protein products exceeded $17 billion in 1999. Protein pharmaceutical products, such as erythropoietin and granulocyte colony stimulating factor, represent some of the world's highest revenue pharmaceutical products. The protein therapeutics sector is one of the fastest growing pharmaceutical markets, with an annual sales growth rate of 10 to 15%.

   Worldwide sales of vaccines in 1998 exceeded $4 billion and are expected to exceed approximately $10 billion by 2005. The vaccine market is also expected to increase dramatically over the next several years with the anticipated success of therapeutic vaccines and the development of novel vaccines that address significant unmet clinical needs.

   In pharmaceuticals and vaccines, we are focused on developing products for a number of indications, including multiple forms of cancer, infectious diseases such as HIV and hepatitis, allergies and autoimmune diseases such as rheumatoid arthritis and multiple sclerosis.

   Industrial Applications. The industrial application markets of chemicals and agriculture also offer an attractive market opportunity for Maxygen. In 1999, sales in the chemical industry exceeded $1.6 trillion, with approximately $50 billion in sales readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years.

   In chemicals, we are focused on developing novel biocatalytic processes that could increase yields and decrease manufacturing costs for multiple known products. We believe that biocatalytic processes may also have utility for generating novel materials and molecules.

   The agricultural biotechnology seed market was estimated at approximately $3 billion in sales in 2000. It is expected to grow to approximately $5-8 billion in sales by 2005 and to approximately $20-25 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on 100 million acres in 2000. In agriculture, we are applying our technologies to potentially increase crop yield and qualities, such as enhancing nutritional value for human food or animal feed, and improve other crop traits.

Uses and Limitations of Genes as Products

   Genes and the protein products expressed by genes have significant value in multiple commercial areas. The modern biotechnology industry was founded to capture this value, primarily through the isolation of genes from natural sources, and subsequent protein production from these genes for use in commercial production systems. Despite some notable exceptions, the majority of proteins discovered by scientists and developed by the modern biotechnology industry have not been commercially successful. The lack of product success is due in part to the fact that the relevant proteins have not been evolved for commercial purposes.

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

   Typical deficiencies of naturally occurring genes and proteins that limit their commercial utility as therapeutic products include inappropriate availability in the body, stability, difficulty and cost of manufacture, lack of specificity, toxicity and other side effects. Similarly, in applications such as agriculture and chemical processes using enzymes as catalysts, problems include the levels at which proteins can be made, specificity, stability, efficiency of enzyme function under industrial manufacturing conditions and purity. In addition, potential products with the highest commercial value often result from the action of multiple genes or multiple biological reactions and are difficult to optimize with modern biotechnology techniques. Many biotechnology companies have abandoned or never pursued development efforts with potential product candidates as a result of the unsuitability of the native proteins for commercial uses.

   The biotechnology industry has used two other main approaches to attempt to adapt genes and their protein products for commercial uses. One approach, rational design, seeks to modify a gene to improve its properties based on knowledge regarding how the structure of the gene determines the function of its resultant protein. Fundamental research on the mechanism of action of the relevant protein is pursued until the knowledge gained is used to try to make a rational prediction of how to change the gene for desired effect. This process requires many simplifying assumptions, is costly, time intensive and has been generally unsuccessful.

   A second approach, directed molecular evolution, seeks to improve genes for commercial purposes by mimicking the natural events of evolution. There are two forms of directed molecular evolution, random mutagenesis and molecular breeding. Random mutagenesis involves the random mutation of genes, most of which are harmful to gene function. The mutated genes are then screened to determine which mutations have resulted in improved attributes. Since random mutation has a low probability of improving a gene or sequence of complex biological reactions, screening for positive changes is expensive and time consuming. The second form of directed molecular evolution is molecular breeding, which mimics naturally occurring sexual recombination, a process in which regions of DNA are exchanged between strands of DNA. As molecular breeding does not require an understanding of the underlying biological process, and does not generate as many harmful changes as random mutagenesis, molecular breeding is generally less costly and less time intensive than genomics, rational design or random mutagenesis.

The Maxygen Solution

   We have developed proprietary technologies that help address the limitations of modern biotechnology, allow for the rapid identification of lead product candidates and increase the opportunity for developing characteristics optimally suited for specific commercial purposes. Our integrated technologies bring together advances in molecular biology and protein modification to create novel biotechnology products. Our technologies are faster and less expensive than conventional technologies. Our use of such technologies is commercially focused and results oriented, and unlike conventional approaches, requires minimal understanding of complex underlying biological systems.

   The most significant of our technologies are our MolecularBreeding directed molecular evolution technologies, of which there are two components. The first is DNAShuffling, our proprietary process for recombining genes into a diverse high-quality library of novel DNA sequences known as gene variants. The second is MaxyScan, a series of proprietary screening capabilities for the selection of desired commercial properties from the library of gene variants. The combination of DNAShuffling recombination technologies and MaxyScan specialized screening allows us to identify new potential products in a more rapid, cost-effective manner.

   Virtually any product or process that utilizes, or could utilize, DNA or proteins can potentially be improved for optimal function using our MolecularBreeding directed molecular evolution technologies. We are therefore applying our technologies to adapt genes and proteins for use in fields as diverse as protein pharmaceuticals, vaccines, chemicals and agriculture.

   We believe that our MolecularBreeding directed molecular evolution technologies provide distinctive advantages over traditional biotechnology, as summarized in the following table.

                     Advantages of Maxygen's Technologies

                                                                Maxygen's
                                                            MolecularBreeding
                                                           Directed Molecular
                                                Modern          Evolution
               Characteristic                Biotechnology    Technologies
               --------------                ------------- -------------------
Time to generate lead product candidates.... several years   weeks to months
Necessary understanding of the biological
 processes underlying lead product
 candidates.................................      yes              no
Ability to optimally improve properties for
 commercial applications....................      no               yes
Cost to generate lead product candidates....     high              low
Amount of resulting genetic diversity.......    limited    virtually unlimited

The Maxygen Strategy

   Our goal is to be a world leader in the commercialization of biotechnology products. We believe our technologies have broad commercial application, including short-, medium- and long-term commercial opportunities in human therapeutics and industrial applications (chemicals and agriculture). Our business strategy is built around two major efforts:

   Expand Our Proprietary Technology Leadership. To expand our technology leadership, we will continue to develop our core MolecularBreeding directed molecular evolution technologies by investing significantly in research and development. We will continue to acquire and license technologies from third parties that complement our capabilities to more rapidly develop products. We will protect and build on our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies. We will continue to recruit, and collaborate with, leaders in the field of directed molecular evolution and complementary technologies and in various therapeutic indications and industrial segments.

   Commercialize Proprietary Products. We will continue to strengthen our capabilities to develop high value products in each of our target markets through two primary mechanisms:

     Product Development Partnerships: Our strategy in entering into strategic collaborations is to work with leaders in their respective industries in specific areas of product focus. Our agreements grant to our strategic collaborators licenses under intellectual property developed by us in the collaboration for specific products for specific uses. Generally, we retain the right to work independently or with others on products outside the scope of the areas that are the subject of our collaborations. In exchange for commercial licenses to the products developed in specified fields, we typically seek up-front license fees, research funding, technology advancement funding, research and commercial milestone payments and royalties on product sales. Our goal is to benefit from the combined expertise of Maxygen and our collaborators.

     Independent Product Development: We plan to develop multiple products for a number of industries. We have invested and will continue to invest our own funds in specific product opportunities with the aim of capturing a high percentage of profits on product sales.

   We will continue to support both elements of our business strategy by gaining access to complementary technologies, capabilities and expertise through in-licensing agreements, corporate partnerships and corporate acquisitions. We may also pursue additional grants from U.S. government agencies in areas of commercial interest.

   Since inception, we have entered into eleven strategic collaborations and several proof of principle collaborations with commercial entities and have received six grants from U.S. government agencies. Assuming our research efforts for existing collaborations are expended for the full research term, we have total committed funding of over $132 million, of which over $105 million is from our corporate collaborators and approximately $27 million is from the U.S. government. Of these committed funds, we have earned approximately $41 million; additionally, we have received $15 million from our collaborators in consideration for purchase of our equity. Potential milestone payments from our existing collaborations could exceed $240 million based on the accomplishment of specific performance goals. These payments are in addition to earned royalties on product sales.

   In 2000, we were very successful in achieving our goals. We advanced seven potential products into commercial development, two in human therapeutics and five in industrial applications. We currently have eight potential products in development, including six with corporate collaborators and two that are being funded by Maxygen. We also replenished our broad pipeline of over 40 potential products. We entered into four new product development collaborations in 2000, with Lundbeck, Chevron, Rio Tinto and Hercules and entered into additional collaborations with ALK-Abello and the International AIDS Vaccine Initiative in early 2001. We also entered into new collaborations in 2000 with the National Cancer Institute, National Institutes of Health, the Scripps Institute and with the Karolinska Institute. We had three new patents issue bringing the total number of patents owned or licensed by us as of December 31, 2000 to 40, with over 400 patent applications worldwide. We also completed the acquisition of Maxygen ApS to enhance our ability to move pharmaceutical products forward into pre-clinical development, expand our product portfolio in protein pharmaceuticals and obtain integrated expertise in directed glycosylation and directed PEGylation. With the acquisition we now have over 20 potential products in human therapeutics.

Current Fields of Application

   We are currently applying our MolecularBreeding directed molecular evolution technologies and our other technologies to high-value opportunities in the fields of human therapeutics (protein pharmaceuticals and preventative/therapeutic vaccines) and industrial applications (chemicals and agriculture).

Human Therapeutics

   Human therapeutics, consisting of protein pharmaceuticals and vaccines, presents us with opportunities in a wide variety of disease indications for which there is a significant unmet medical need for safe and effective treatments. The markets for many of these disease indications are very large and are summarized in the table below.

                                                             Current Estimated
     Therapeutic Area/Market                                Size of Market($US)
     -----------------------                                -------------------
     Cancer................................................   $16 billion
     Infectious disease....................................   $5 billion
     Transplants...........................................   $2.5-3 billion
     Arthritis.............................................   $8-10 billion
     Multiple sclerosis....................................   $1 billion
     Allergy...............................................   $5 billion

 Protein Pharmaceuticals

   Our protein pharmaceutical business unit is dedicated to becoming the world's leading provider of improved, proprietary, protein-based therapeutics.

   Market Opportunity. In 1999, worldwide sales of therapeutic proteins made using recombinant DNA technology were approximately $17 billion. Protein pharmaceutical products, such as erythropoietin and granulocyte colony stimulating factor, represent some of the world's highest revenue pharmaceutical products. The protein therapeutics sector is one of the fastest growing sectors of the pharmaceutical market, with an annual sales growth rate of 10 to 15%. However, many presently marketed protein pharmaceuticals have limitations and harmful side effects. Most protein pharmaceuticals have short half-lives, which may result in the need for frequent administration of painful or expensive injections and intravenous treatments. Proteins can also be immunogenic, potentially leading to adverse side effects or reduced therapeutic efficacy. Examples of therapeutic proteins made using recombinant DNA technology, their 1999 sales and potential improvements that could be made to the proteins currently being marketed are listed below:

   Product                  1999 Sales ($US) Potential Improvement
   -------                  ---------------- ---------------------
   Erythropoietin..........   $4.9 billion   Longer half life
   Insulin.................   $3.4 billion   Lower manufacturing cost
   Human growth hormone....   $2.6 billion   Longer half life
   Alpha Interferon........   $1.9 billion   Fewer side effects, longer half life
   Granulocyte colony
    stimulating factor.....   $1.6 billion   Longer half life
   Beta Interferon.........   $490 million   Fewer side effects, longer half life
   Proleukin...............   $100 million   Fewer side effects

   By applying our broad technology platform, we believe we will be able to develop potent and safe protein pharmaceuticals that help address the limitations of current protein pharmaceuticals. Our technology offers a means both to develop new therapeutics, with better commercial and therapeutic attributes than naturally occurring proteins, and to develop improved next-generation protein drugs.

   Applying our technology to validated targets can potentially reduce product development risk as well as accelerate the discovery and early-development phases of a drug candidate. While protein pharmaceuticals made from naturally occurring proteins can address large markets, they are often not well suited for commercialization without modification. Our integrated platform of proprietary technologies, including our MolecularBreeding directed molecular evolution technologies and post-translational modification capabilities, can help transform proteins into more potent, efficient and safer pharmaceuticals with suitable duration of action.

   Business Strategy. The strategy of our protein pharmaceutical business unit is to partner and independently develop new and improved therapeutic products. Biopharmaceuticals at all stages of development--research, clinical, marketed, or failed--are potential targets for improvement. We are currently building internal pre-clinical and clinical capabilities to allow us to move multiple products through the approval processes in the United States, Europe, and other important markets. In parallel we are working with pharmaceutical companies to develop, manufacture and commercialize biopharmaceutical candidates made using our technologies. By collaborating with leading pharmaceutical companies and creating better versions of proven therapeutics we maximize our return and decrease our development risk. Additionally, the speed of our technologies allows many targets to be pursued simultaneously, thus decreasing portfolio risk.

   Our protein pharmaceuticals business unit was expanded considerably in August 2000 by our acquisition of Maxygen ApS (then known as Profound Pharma A/S), a Danish company, which contributed protein modification technologies and capabilities, as well as strong additions to our management team with drug development expertise. With the acquisition of Maxygen ApS, our research-stage protein pharmaceutical product pipeline was doubled. We have also benefited by additional expertise related to all stages of protein pharmaceutical development including molecular biology, protein chemistry, in vitro and in vivo pharmacology, immunology, and pre-clinical and clinical development. Additionally, having a European presence has provided European business opportunities that may not have been accessible otherwise.

   Technology Platform. We are capable of improving biopharmaceuticals in important parameters through the use of our integrated platform of proprietary technologies. In addition to our MolecularBreeding directed molecular evolution technologies, our proprietary platform includes a number of significant technologies for structure-based molecular design, intelligent diversity generation, PEGylation and glycosylation. We have also designed and implemented proprietary expression systems, automated high-throughput fermentation capabilities, and protein purification and characterization techniques that are specific to proteins. Our technology platform is highly flexible and enables us to apply a wide selection of technologies in an integrated fashion to improve proteins for a desired function. For example, we can use our MolecularBreeding directed molecular evolution technologies to modulate the receptor specificity of a protein, and subsequently use directed PEGylation to modulate immunogenicity and pharmacokinetics.

   In addition, we have a broad strategic relationship with Shearwater Corporation, a leader in PEG-technology. This alliance provides us with access to Shearwater's proprietary PEGylation chemistries, as well as PEG compound supply, for the development of our product candidates.

   Products/Pipeline. Our protein pharmaceuticals business unit is focused on the development of second-generation, "tailor made", and novel protein therapeutics. At present, we have over ten active programs aimed at improving therapeutic proteins, many of which are second-generation versions of successfully marketed products.

       Examples of Potential Products in Protein Pharmaceutical Pipeline

                                            Partner/Maxygen Estimated Potential
   Product              Disease Indication  Retained Rights    Market ($US)
   -------             -------------------- --------------- -------------------
   Maxy10.............  CNS, including MS     Lundbeck         $  3 billion
   Maxy12............. Inflammatory disease   Maxygen          $700 million
   Maxy14.............        Cancer          NCI/Maxygen      $  1 billion
   Maxy20.............       Allergy          ALK-Abello       $1.6 billion
   Maxy30.............  Autoimmune disease    Maxygen          $  1 billion

 Protein Pharmaceutical Alliances.

   ALK-Abello. In February 2001, we established a three-year collaboration with ALK-Abello A/S, a wholly owned subsidiary of Chr. Hansen Holding A/S, to research and develop novel recombinant therapeutics for the treatment of specific allergies. We will collaborate with ALK-Abello to create therapies for treating specific allergies, including allergies to house dust mites and grass, which are the cause of many common allergies. Treatments for these allergies may provide ALK-Abello with access to a market with a potential value of $1.6 billion. Under the terms of the collaboration, we will receive license fees, technology access fees, research and development funding, and potential milestone payments. Payments to us could total a maximum of approximately $80 million. We will also receive royalties on product sales. ALK-Abello will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration.

   Lundbeck. In September 2000, we established a three-year strategic alliance with H. Lundbeck A/S, a Danish pharmaceutical company, to develop a protein pharmaceutical product to address central nervous system diseases including multiple sclerosis. Treatments for these diseases may provide Lundbeck with access to a market with a potential value of $3.0 billion. Lundbeck specializes in the development of pharmaceuticals to treat psychiatric and neurological disorders. We will receive research and development funding as well as license fees, milestone payments and royalties on product sales. We also retain development and marketing rights to the product in key Asian markets and global rights for all indications outside of central nervous system diseases, including inflammatory disease and cancer.

   Karolinska Institute. In July 2000, we initiated a two-year program with the Karolinska Institute for the development of novel allergy immunotherapeutics. Under the agreement, we will use our proprietary technologies to generate novel recombinant allergens for the treatment and prevention of certain common allergic conditions that the Karolinska Institute will help screen using sera and lymphocytes from allergic patients. We will retain commercialization rights without any future financial obligation for any application of potential allergy products.

   National Cancer Institute. In February 2000, we entered into a cooperative research and development agreement (CRADA) with the National Cancer Institute, National Institute of Health. The CRADA is a three-year research agreement under which we will work with the National Cancer Institute to develop therapeutic proteins for the treatment of a certain type of cancer. Under the agreement we have the right to acquire an exclusive license to intellectual property developed in the CRADA for commercial use, subject to a non-exclusive royalty-free license retained by the U.S. government.

 Vaccines

   Our vaccines business unit is dedicated to becoming the leader in the development of novel vaccines for the prevention and treatment of infectious diseases, cancer, autoimmune disease and allergy.

   Market Opportunity. Worldwide sales of vaccines in 1998 exceeded $4 billion and are expected to exceed approximately $10 billion by 2005. Recombinant DNA technology has enabled the development of prophylactic vaccine products that are safer, cheaper and easier to manufacture. This may create new market potential for these types of products, such as the Hepatitis B vaccine market, which had estimated 1998 sales of $1.5 billion and is expected to have 2001 sales of $1.6 billion.

   The vaccine market is expected to increase dramatically for several key reasons:

  . Vaccines are under development for the treatment of many existing diseases, such as cancer, autoimmune disease and allergy, and chronic infectious diseases. This will expand the market size dramatically beyond vaccines traditional use as prophylactics for infectious diseases.

  . Vaccines remain the best way to control epidemics and the spread of disease.

  . Travel around the world is increasing at a dramatic rate. Traveling increases the probability that viruses, bacteria and other infectious agents will be disbursed worldwide.

  . Adults are being vaccinated more frequently, expanding the patient population.

   We believe our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. This would enable us to help address both the treatment and prevention of a wide variety of diseases including cancer, allergy, autoimmune disease and infectious diseases such as AIDS and hepatitis.

   Business Strategy. The strategy of our vaccines business unit is to partner and independently develop new and improved preventative and therapeutic vaccines. We will outlicense and partner potential products that we choose not to develop independently and enter into additional collaborations to further our technologies and product development capabilities. By collaborating with leading pharmaceutical companies we balance our return and our development risk. Additionally, the speed of our technologies allows many targets to be pursued simultaneously, thus decreasing portfolio risk.

   Our vaccine business unit has been built primarily through grant funding of more than $22 million from the U.S. government. This funding has enabled us to advance key programs and our technology platform as a whole.

   We have also received funding from the National Institute of Standards and Technology--Advanced Technology Program (NIST--ATP) to develop novel screening systems for the discovery and development of new AIDS therapies, vaccines and novel and improved manufacturing processes.

   Technology Platform. We believe our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. We have shown that we can generate new modified vaccines that have the potential to overcome the limitations of traditional vaccine development. This would enable us to help address both the treatment and prevention of a wide variety of diseases including cancer, allergy, autoimmune disease and infectious diseases such as AIDS and hepatitis.

   We believe our technologies will help enable us to develop prophylactic and therapeutic vaccines with the following key characteristics:

  . The ability to generate the appropriate immune response. Many prophylactic and therapeutic vaccines in development have not been successful due to their inability to generate an immune response sufficient to treat or protect from disease. We have shown that our technologies can potentially be used to separately improve the various components of a vaccine, so that the overall immune response is sufficiently improved. Vaccines with improved immunogenicity may be useful to treat cancer, allergy and chronic infectious diseases such AIDS, as well as protect against initial disease.

  . The ability to protect against multiple "forms" of a disease with one vaccine. Many infectious agents provide long-lasting protection against subsequent infection with the same pathogen. However, many viruses (e.g., HIV, influenza) and certain bacteria change so frequently that they can evade the immune system. Our technologies can potentially be used to create novel vaccines that can provide protection from most or all forms of disease in one product.

  . Novel adjuvants to boost the relevant immune response. Our technologies have been used to generate novel adjuvants, or components of vaccines that boost the immunogenicity of the vaccine component. Adjuvants are expected to be critical components of successful vaccines, but have been disappointing because they are rarely effective without also causing unwanted side-effects. Our novel adjuvants have the potential to be more efficient at boosting the immune response to the vaccine, and at the same time, cause fewer side effects. These novel adjuvants may be able to be used as components of vaccines against cancer, allergy and chronic infectious diseases.

  . Novel therapeutic vaccines to induce tolerance. When the body's immune systems attacks its own healthy tissue, autoimmune disease occurs. Types of autoimmune disease include rheumatoid arthritis, multiple sclerosis, inflammatory bowel disease and psoriasis. Therapeutics that are able to intervene in this process by downregulating the immune system's attack of its own cells, and re-educating these cells by inducing tolerance, could be effective as therapies for many kinds of autoimmune disease. Multiple naturally-occurring proteins, such as cytokines and antibodies, are under development as therapeutics for autoimmune disease. However, many of these therapies are limited because they generally cause multiple different kinds of responses in the body. Our technologies can potentially be used to develop therapeutic vaccines with the ability to specifically downregulate the immune response and induce tolerance.

   Products/Pipeline. We are developing vaccines for the prevention and treatment of cancer, autoimmune diseases, allergy and infectious diseases. Products will be developed both internally by Maxygen, as well as through corporate collaborations for specific product opportunities.

               Examples of Potential Products in Vaccine Pipeline

                                                               Partner/Maxygen
   Product                              Disease Indication     Retained Rights
   -------                              ------------------     ---------------
   Maxy201..........................           HIV            International AIDS
                                                              Vaccine Initiative
   Maxy1100......................... Treatment of Hepatitis B      Maxygen
   Maxy1200.........................   Treatment of Cancer         Maxygen

   Our lead product is a therapeutic vaccine in pre-clinical development for the treatment of cancer. In addition we have approximately ten prophylactic and therapeutic vaccine candidates in our research pipeline.

 Vaccine Alliances

   International AIDS Vaccine Initiative. In February 2001, we established a three-year collaboration to develop novel HIV vaccines with the International AIDS Vaccine Initiative (IAVI) and DBLV, LLC, an entity established and funded by the Rockefeller Foundation. Under the agreement, DBLV will provide full research and development funding to us for at least three years to expand our ongoing program in HIV vaccine development. We will retain all rights to commercialize the HIV vaccine candidates in all developed countries of the world, as well as in certain markets in the developing world. According to the World Health Organization and UNAIDS, 36.1 million people were living with HIV/AIDS at the end of 2000. Worldwide, AIDS has become the leading cause of death among infectious diseases. In 2000, AIDS killed 500,000 children and 2.5 million adults, and despite existing prevention efforts an additional 600,000 children and 4.7 million adults became infected with HIV, the virus that causes AIDS. In recognition of the great need for a vaccine against AIDS in the poorest countries of the world, we have granted IAVI a royalty-free license to develop and distribute HIV vaccines to those who cannot afford them in developing countries.

   Scripps Research Institute. In September 2000, we established a research and screening collaboration with the Scripps Research Institute to identify potential vaccine candidates for the treatment and prevention of HIV. We will use our proprietary technologies to create novel antigens capable of generating immune responses against the HIV virus. Scripps will analyze the novel antigens for their ability to immunize against the HIV virus.

   DARPA. In 1998 and 1999 we received grants from the Defense Advanced Research Projects Agency (DARPA) to use our MolecularBreeding directed molecular evolution technologies to (i) evolve a new generation of DNA vectors for rapid and efficient delivery of antigens for immunization, (ii) generate new vaccines with a broad spectrum of activity against multiple strains of several different pathogens and (iii) deliver aerosol-based preventative and therapeutic agents.

   NIST-ATP. In 1997 we received a grant from the National Institute of Standards and Technology-Advanced Technology Program (NIST-ATP) to use our MolecularBreeding directed molecular evolution technologies to develop new screening systems for use in accelerated discovery and development of new AIDS therapies and vaccines.

Industrial Applications

 Chemicals

   Our chemicals business unit is dedicated to becoming the global leader in providing proprietary biologically-based process solutions for the discovery and manufacture of bulk, specialty and fine chemicals, including pharmaceutical intermediates and products.

   Market Opportunity. The chemicals industry is comprised of three major segments: commodity, specialty and fine. Together, 1999 sales in these three segments exceeded $1.6 trillion. Within these segments, approximately $50 billion in sales is readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. Some examples of existing biologically-based chemical processes are listed below:

                                                                   Estimated
                                                                    Annual
   Product/Process                         Company                Sales ($US)
   ---------------                         -------                -----------
   Acrylamide............... Nitto                               $100+ million
   Polylactic Acid.......... Cargill-Dow, LLC                    $200 million
   Nicotinates (nitrile
    catalyst)............... Lonza                               $120 million
   High fructose corn
    syrup................... Archer Daniels Midland, A.E. Staley $4.5 billion
   Modified Penicillins
    (catalysts acylase)..... DSM                                 $300+ million
   Aspartame (protease
    catalyst)............... DSM/Tanabe, Tosoh                   $500 million

   An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years. Included in the potential market is the manufacturing of major chemicals, plastics, vitamins, compounds used in the manufacture of pharmaceuticals, enzymes for use as catalysts, pigments and additives in paint, and polymers and fibers in clothing.

   Enzymes occurring in nature are generally unable to meet the stringent activity requirements required for the commercial use of enzymes in industrial processes. Technologies such as our MolecularBreeding directed molecular evolution technologies are potentially able to overcome such shortcomings.

   Business Strategy. The chemical industry is undergoing a transformation in the way it produces chemicals and materials. New genomic information from various organisms will help make renewable resources the preferred energy basis and carbon source for the manufacture of value-added chemicals and materials in the years to come.

   Yet genomic information alone is not sufficient to complete the transformation. New tools, such as the ability to manipulate genes and pathways in innovative ways, are critical for the development of enzymes that operate under conditions optimal for chemical processes, essentially serving to fit the enzyme to the process rather than the process to the enzyme. Our technologies represent a powerful means for improving the properties of industrially relevant genes. For example, enhancements in the carbon efficiency of fermentation processes may be derived from the optimization of biochemical pathways in vivo. Biocatalysis will complement and in some cases replace chemical catalysis, offering a more efficient and sustainable process.

   The success of the transformed chemical industry will not only depend on new technologies to manufacture chemicals, but also on the discovery of new chemicals and materials with novel functionalities. MolecularBreeding directed molecular evolution technologies will help develop both new processes and new chemicals with novel functionalities. Traditionally, this capability was recognized as adding value only in pharmaceutical discovery, however with technologies like MolecularBreeding directed molecular evolution technologies, new molecules and structures that are cost-effective to synthesize may be developed that will broadly impact the chemical industry.

   The business strategy of our chemicals business unit is to partner for specific products and processes with leaders in relevant segments of the chemical industry, ranging from commodity to pharmaceuticals, while retaining rights within those segments to develop other processes internally or to partner further down the process development value chain. To date, we have entered into six collaborations with leading companies in their respective segments for the development of specific products or processes. These collaborations provide critical capabilities, revenues and a route to market, helping to reduce the risk associated with developing a commercial product. We provide our collaborators with a range of process development capabilities, from fully integrated processes, single optimized process steps, to optimized fermentation and biocatalyst evolution to enable competitive proprietary product development.

   For products and processes where specialized market expertise or significant capital is necessary, we will primarily work with partners to reach commercialization. Examples of such products include fuels, bulk chemicals and polymers, like polyester, specialty products like performance thermoplastic resins and specialty process chemicals, like pulp and paper chemicals.

   By retaining commercialization and research rights in our collaborations, we expect to pursue independent development of high-value chemical products, as well as enter into additional strategic alliances with leading chemical companies. Furthermore, as we continue to expand our libraries of tested biocatalysts, we should be able to address our customers' process needs with increasing speed. This is critical in certain segments of the chemical industry, such as the pharmaceutical manufacturing segment, where there is a very narrow window within which the process chemist must determine the economic and technical feasibility of a given process.

   Technology Platform. The chemicals business unit is focused on improving existing chemical processes and creating novel processes for the manufacturing of bulk, specialty and fine chemical products, including pharmaceuticals. Our set of proprietary technologies can allow for the "evolution" of enzymes, multi-enzyme pathways and organisms, overcoming the existing limitations of enzyme catalysts and enabling the development of economically viable biocatalytic and fermentative processes. We believe that our approach is faster, better and less expensive than traditional methods, enabling a new paradigm in process design in which a biological catalyst can be designed for a process, rather than the process being designed around a catalyst.

   In addition to our DNAShuffling recombination technologies, we have developed expertise in developing high-throughput biological and chemical screening systems that closely mimic the commercial scale environment. Screening for trace amounts of a specific chemical, rheological properties of a polymer, a specific stereo- or regioisomer are just some of the high-throughput screening capabilities we have developed to identify conversions and syntheses of interest. Coupled with the power of DNAShuffling recombination technologies, our screening systems help enable us to rapidly develop integrated, commercially viable chemical processes at the relevant scale.

   We have demonstrated that MolecularBreeding directed molecular evolution technologies can allow for the creation of new modified enzymes for use as catalysts and modified metabolic pathways that overcome the limitations of naturally occurring enzymes. We are currently generating libraries of proprietary enzymes for use as catalysts, which we believe will offer significant competitive advantages over existing chemical catalysts. These enzymes could provide increased yields and decreased manufacturing costs by a reduction in requirements for raw materials, capital equipment and energy. In addition, we believe these enzyme catalysts will have applicability in generating new useful materials and small molecule drug leads.

   Products/Pipeline. Our chemicals business unit is targeting multiple major high-value, low-volume chemical processes in the specialty and fine chemical areas for internal development and later stage partnering. These products include specific pharmaceutical intermediates and actives, antibiotics, vitamins and nutritional compounds and other fine chemicals.

             Examples of Potential Products in Chemicals Pipeline

                                       Partner/Maxygen   Estimated Potential
   Product        Product/Process      Retained Rights       Market ($US)
   -------        ---------------      ---------------   -------------------
   MaxyC11... Industrial enzymes          Novozymes    $1.8 billion
   MaxyC13... Penicillin intermediates    DSM          $300+ million
   MaxyC17... CO\\2\\ abatement           Rio Tinto    $200-$350/ton of coal;
                                                        total coal consumption
                                                        1,400 million tons/yr
   MaxyC19... Approved pharmaceutical     Pfizer       $200 million
   MaxyC23... Methanol                    Chevron      $2 billion to $4 billion
   MaxyC27... Pulp & paper chemicals      Hercules     $13 billion

We currently have over ten potential products in various stages of research and three potential products in commercial development.

 Chemical Alliances

   Hercules. In October 2000, we entered into a four-year collaboration with Hercules Incorporated focused on developing specific high value specialty chemicals via custom-made biological catalysts for the pulp and paper industry. Total 1999 worldwide sales of pulp and paper chemicals were estimated to be over $13 billion. Under the terms of the collaboration, we will receive full research funding, technology access fees, license fees and milestone payments, as well as royalties on any product sales.

   Chevron. In October 2000, we entered into a three-year collaboration with Chevron Research and Technology Co. to develop novel bioprocesses for specific petrochemical products. The initial area of focus will be to develop a biocatalytic process for the conversion of methane to methanol. Currently, the worldwide methanol market is estimated to be 11 billion pounds consumed annually at a price of $0.50 per pound. Chevron will have commercialization rights in exchange for license fees, technology access fees, full research funding, milestones, annual fees and product royalties.

   Pfizer. In September 2000, we extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. The product generates approximately $200 million in sales per year for Pfizer. Under the 1998 agreement, we improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer's product, and delivered an improved pathway that is currently under commercial development by Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning Maxygen research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. Additionally, Pfizer has agreed to fund additional research and development at Maxygen to allow us to further improve the performance of the pathway.

   Rio Tinto. In January 2000, we entered into a three-year collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, one of the world's leading mining companies, to develop enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. The technology, if successful, has broad applicability to multiple billion-dollar industries. Increased efficiency could play a significant role in the reduction of CO\\2\\ emissions, which the U.S. Department of Energy estimates to be approximately 1,400 million tons/yr with an approximate abatement cost of $200 to $350/ton. In connection with the collaboration, we will receive research and funding payments and technology advancement fees. In addition, Maxygen and Rio Tinto each will share revenues with the other from certain products or processes that are commercialized by the other.

   DSM. In March 1999, we entered into a three-year collaboration with Gist-Brocades N.V., a subsidiary of DSM N.V., to utilize our technologies to develop novel enzymes for use in the manufacture of certain classes of penicillin antibiotics. Antibiotics represent one of the largest product classes in the anti-infectives market, with certain penicillin intermediates, such as PenG and 6-APA, representing annual market opportunities of $200 million to $300 million in total product sales. We will receive research funding over three years and will receive royalties from the commercialization of any enzymes developed through our technologies.

   Novozymes (formerly a division of Novo Nordisk A/S). In September 1997, we entered into a five-year strategic collaboration with Novozymes, the world's largest producer of industrial enzymes, for the development and bulk production of specific industrial enzymes in fields such as laundry detergents, leather processing and pulp and paper manufacturing. Novozymes had a market share of 43% of the industrial enzymes market in 1999. The total current industrial enzymes market (a segment of the chemicals market) is estimated at $1.8 billion, and is expected to grow to over $3 billion by 2008. In addition to providing Novozymes with an improved subtilisin molecule (one of the most studied and highly modified industrial enzyme products, with 1999 worldwide sales in excess of $400 million), in 2000 we announced the advancement of an additional industrial enzyme product candidate into commercial development. We will receive research funding over five years and will receive royalties from the commercialization of any enzymes developed through our technologies.

   California Institute of Technology. In 1998, we expanded a research cooperation with Dr. Frances Arnold's laboratory at the Department of Chemical Engineering at the California Institute of Technology. Dr. Arnold's research group focuses on developing evolutionary protein design methods, engineering new enzymes and pathways, and using the results of laboratory evolution to elucidate mechanisms of enzyme function and protein adaptation. Dr. Arnold has collaborated with us since our inception.

   In addition to our corporate and academic collaborations we have received grants from NIST-ATP (1998) to develop whole genome shuffling and from DARPA
(1998) to develop enzymes with the capacity to inactivate microbial spores.

 Agriculture

   Our agriculture business unit is dedicated to becoming a global leader in providing proprietary product solutions to important commercial problems in plant-based businesses through the application of advanced DNA breeding methods.

   Market Opportunity. The agricultural biotechnology seed market was estimated at approximately $3 billion in sales in 2000. It is expected to grow to approximately $5-8 billion in sales by 2005 and to approximately $20-25 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on 100 million acres in 2000. Biotechnology crops create value by reducing farmer costs and simplifying farming systems. Some examples of existing biotechnology-based products, an estimate of their associated technology fees and the increase in 1999 planted acres of biotechnology crops are listed below:

                                             1999 Planted Acres    Est. 1999
   Crop                         Trait            (Millions)     Tech Fees ($US)
   ----                  ------------------- ------------------ ---------------
   Soybean.............. Herbicide Tolerance        53.4         $330 million
   Corn.................   Insect Tolerant          18.5         $130 million
   Canola............... Herbicide Tolerance         8.7         $ 50 million
   Cotton............... Herbicide Tolerance         4.0         $ 25 million
   Corn................. Herbicide Tolerance         3.7         $ 20 million
   Cotton...............   Insect Tolerant           3.2         $100 million

                             1998 Planted Acres 1999 Planted Acres Increase from
   Crop                          (Millions)         (Millions)       1998-1999
   ----                      ------------------ ------------------ -------------
   Corn.....................        20.5               27.4            33.7%
   Cotton...................         6.2                9.1            48.0%
   Soybean..................        35.8               53.4            49.0%
   Canola...................         5.9                8.4            41.7%

   Biotechnology-based developments in agriculture over the past decade have focused on providing farmers with plants that resist insect pests and enable the use of convenient, more environmentally favorable herbicides with an associated improvement in sustainable farming practices. The next generation of biotechnology crops will include plants capable of resisting more pests and diseases, further reducing agrochemical use, as well as crops with improved nutrient value for both human food and animal feed. Biotechnology research is also directed toward developing plants designed as factories for the production of molecules of high commercial value including natural polymers for materials applications and fine chemicals for nutraceutical and pharmaceutical products. We believe our technology platform can be used to create numerous commercial opportunities in crop protection and plant quality traits.

   Business Strategy. We aim to provide customers with transgenic traits that enhance the performance and value of seed products that address the crop protection, materials, food and feed markets.

   Our long-term goal is to develop products on our own but we will initially enter the market through research and development relationships and through product development alliances with seed and plant propagation businesses. Our initial products will focus on non-food crops. We believe that this strategy decreases the financial risks associated with product development and marketing while building the necessary infrastructure and capabilities to become an integrated company.

   Technology Platform. We believe our MolecularBreeding directed molecular evolution technologies can be used to create numerous commercial opportunities in crop protection and plant quality traits. Existing commercial product performance can be enhanced by the technology, product concepts that have failed during development for reasons of inadequate efficacy may be able to be improved so that they can be commercialized and new product concepts may be enabled by our technologies.

   While exploiting the advantages of MolecularBreeding directed molecular evolution technologies to improve and develop new traits, we are committed to become experts with regard to the use of the following technologies:

  .  high throughput plant-based screening of gene variants;

  .  high throughput bio-assays for insect, nematode, and fungal pathogens;

  .  relevant crop transformation methods with commercial freedom to operate;
     and

  .  diversity-based gene discovery.

   We are devoting a significant share of our internal resources to develop these technologies.

   Products/Pipeline. Both in collaboration with our partners and internally, we are working on a broad portfolio of 14 potential products in areas of yield improvement and quality traits. We have retained significant rights to develop and market certain applications of the products resulting from the collaborations. In addition to the existing collaborations, we are currently pursuing and expect to pursue independent development of high-value agricultural products, and intend to enter into additional strategic alliances with leading agriculture companies.

   We currently have two products in development, one through our collaboration with DuPont and one being developed internally at Maxygen.

 Agriculture Alliances

   Syngenta. In June 1999, we entered into a five-year strategic collaboration with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta, to utilize our MolecularBreeding directed molecular evolution technologies to improve the yield and quality of several of Syngenta's strategic crops. With global seed sales of $885 million, Syngenta currently holds 5% of the $9-11 billion global market in field crop seed and 11% of the $3-4 billion global market in vegetable and flower seed. We will receive research and development funding as well as license fees, milestone payments and royalties on product sales.

   DuPont. In December 1998, we entered into a five-year strategic collaboration with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. duPont de Nemours and Company, to utilize our MolecularBreeding directed molecular evolution technologies to generate new gene variants for use in the development of specific crop protection and quality grain traits in corn, soybeans and certain other crop seed. With global seed sales of $1.8 billion, Pioneer Hi-Bred currently holds 18% of the global market in field crop seed, including 44% of U.S. corn seed sales and 19% of U.S. soybean seed sales. We will receive research and development funding as well as license fees, milestone payments and royalties on product sales.

Areas of Exploration

   In addition to our current areas of focus in human therapeutics and industrial applications, we will continue to evaluate opportunities in new business areas. We are assessing commercialization opportunities in the areas of monoclonal antibodies, gene therapy, natural product drugs and small molecule pharmaceuticals, nutraceuticals, animal health and nutrition including veterinary vaccines, environmental applications, alternative fuels and certain other applications. In many instances, initial technology development and proof of principle models have already been established. Additional development may be funded through corporate collaborators, government grants, other external funding or with our own funds for those products with significant potential.

Maxygen's Technologies

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

   The physical characteristics of an organism are determined by genetic information inherited from the previous generation. This genetic information is coded for by DNA, a molecule found in the cells of living organisms. DNA is comprised of four different chemical bases called nucleotides. Human cells have several billion nucleotides, the precise sequence of which determines the content of the genetic information. DNA is organized into discrete units called genes. Genes act alone or in combination to produce proteins, that not only form the fabric of cells but also direct them to perform biological functions, which may in turn influence physical characteristics. Generally, the inherited biological properties or physical characteristics of an organism change only when the DNA in a gene is altered.

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

 Classical Breeding and Its Limitations

   Without any knowledge of the genetic basis of evolution, humans have been breeding crops and animals for over 4,000 years in the search for better physical characteristics. All of the domestic breeds of farm animals and horses, cereal crops, fruits, vegetables, crops for fiber, household pets, most ornamental flowers and many other species represent the results of many generations of selective breeding by humans. In all these cases, humans have cross-bred crops or animals with the most desired physical characteristics to produce improvements in the next generation. For example, modern corn now has a dramatically higher yield than the wild strain of corn, which produced very small amounts of grain. This improvement probably began with ancient Inca farmers continually selecting, breeding and propagating the most robust seed corn. This is known as classical breeding.

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

   Despite the improvements in classical breeding, this technique has a number of significant limitations. First, the process is extremely time consuming, since the offspring must mature to determine if they carry the desired characteristic. For example, this cycle takes several years in cattle. Second, classical breeding can only be used to breed entire organisms and cannot readily use genetic information to modify or select for specific genes and the traits they represent. This limitation is compounded when multiple genes encode the selected trait or when the simultaneous breeding of multiple traits is desired. Thus, the scope of potential improvements accessible by classical breeding is limited.

 MolecularBreeding Directed Molecular Evolution Technologies

   Our technologies mimic the natural events of evolution. First, genes are subjected to DNAShuffling recombination technologies, generating a diverse library of gene variants. Second, our proprietary MaxyScan screening systems select individual proteins from the gene variants in the library. The proteins that show improvements in the desired characteristics become the initial lead candidates. After confirmation of activity, the initial lead candidates are then used as the genetic starting material for additional rounds of shuffling. Once the level of improvement needed for the particular commercial application is achieved, the group of lead candidates is moved forward to the product or process development stage.

 Other Technologies

   In addition to our proprietary MolecularBreeding directed molecular evolution technologies, we have acquired and developed several complementary technologies to allow for the development of protein-based products. Two such examples of our directed strategies to post-translationally modify protein drugs are our PEGylation and glycosylation technologies. These strategies represent a comprehensive portfolio of know-how and technologies around proprietary algorithms and chemistries for the directed PEGylation or glycosylation of protein products. It is now generally accepted that effective, controlled PEGylation or glycosylation of therapeutic proteins can enhance the protein's drug profile in terms of immunogenicity, stability, bioavailability and half-life.

        [Graphical illustration of the MolecularBreeding process showing genes undergoing DNAShuffling and MaxyScan]


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

   DNAShuffling recombination technologies can be used to evolve properties that are coded for by single genes, multiple genes or entire genomes. By repeating the process, DNAShuffling recombination technologies ultimately generate libraries with a high percentage of genes that have the desired function. Due to the high quality of these libraries, a relatively small number of screening tests need to be performed to identify gene variants with the desired commercial qualities. This process significantly reduces the cost and time associated with identifying multiple potential products.

 Step Two: MaxyScan Screening

   The ability to screen or select for a desired improvement in function is essential to the effective development of an improved gene or protein. As a result, we have invested significant resources in developing automated, stringent, rapid screens and selection formats.

   We have developed screening tests that can measure the production of proteins or small molecules in culture without significant purification steps or specific test reagents, thereby eliminating time-consuming steps required for traditional screening tests. We are also focusing on the development of reliable, cell-based screening tests that are predictive of specific functions relevant to our human therapeutics programs. Accordingly, we continue to develop new screening approaches and technologies. Our approach is to create multitiered screening systems where we use a less sensitive screening test as a first screen to quickly select proteins with the desired characteristics, followed by a more sensitive screening test to confirm value in these variants and to select for final lead product candidates. Unlike approaches that create random diversity, MolecularBreeding produces potentially valuable libraries of gene variants with a predominance of active genes with the desired function. As a result of capturing the natural process of sexual recombination with our proprietary DNAShuffling methods, we are also able to generate gene variants with the desired characteristic at a frequency 5 to 10-fold higher than combinatorial chemistry, rational design or other directed evolution methods. This allows us to use complex biological screens and formats as a final screening test, as relatively few proteins need to be screened to detect an improvement in the starting gene activity. Furthermore, this allows us to focus on developing screens that generate a broader range of information that is more responsive to commercial and clinical concerns. This separates us from many of our potential competitors who invest significant time and money to screen billions of compounds per day. While we have the capability to screen billions of compounds per day, we generally need to screen far fewer, on the order of 10,000 candidates per day or less.

   Some of our screening capabilities include:

  .  mass spectrometry;

  .  in vivo animal assays;

  .  in vivo plant assays;

  .  bioassays;

  .  immunochemical assays;

  .  chemical assays; and

  .  biochemical assays.

   We have access to multiple sources of genetic starting material. In addition to the wealth of publicly available genetic sequence information, we are able to access our collaborators' proprietary genes for use outside their specific fields of interest. Furthermore, we are able to inexpensively obtain our own genetic starting material or information, either through our own in-house efforts or through collaborations with third parties, which, when coupled with our DNAShuffling recombination technologies, can provide a virtually infinite amount of new, proprietary gene variants with potential commercial value.

   [Pictorial depiction of the product development process titled "Integrated Product Development Process". The depiction has five boxes from left to right across the page. The first box is labeled "Genes" under which is a picture of a man with a sample vial in his hand. Under the box is a list consisting of the words "In-house collection", "Partners", "Collaborators" and "Public sources". The second box is labeled "Diversity Creation" under which is a picture of DNA and a list consisting of the words "DNAShuffling", "PEGylation" and "Glycosylation". The third box is labeled "Gene Expression" under which is a picture of a petri dish streaked with organisms. Under the box is a list containing the words "Mammalian", "Plants", "Insect", "Fungi" and "Bacterial". The fourth box is labeled "Assay" under which is a pictorial representation of a screen and two strands of DNA under the screen. Under the box is a list containing the words "Mass Spec.", "In vivo animal assays", "In vivo plant assays", "Bioassays", "Immunochemical assays", "Chemical assays" and "Biochemical assays". The fifth box is labeled "Improved Products" under which are four pictures, of a vial of drugs, an intravenous drip, a chemical plant and a field of crops. Under the pictures is a list containing the words "Protein Pharmaceuticals", "Vaccines", "Chemicals" and "Agriculture".]

   We use certain equipment and vendor software in conjunction with our DNAShuffling recombination technologies and MaxyScan screening systems. We have also developed software internally to help with and/or enable this process. We also use other internally developed software and other software purchased from third party vendors to a limited extent in our research and development activities.

Demonstrated Successes of Our MolecularBreeding Directed Molecular Evolution Technologies in Multiple Applications

   We have consistently achieved improvement in gene function using our MolecularBreeding directed molecular evolution technologies. Impressive results have been demonstrated in many different systems that have relevance to multiple commercial applications. Our technologies have the ability to generate improvements that would be difficult, costly, time intensive and, in many cases, impossible to achieve using other methods. We have shown that we can achieve improved gene function without a detailed understanding of the underlying complex biological processes.

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

   A summary of representative experiments published by our scientists is set forth below.

        Example                Property           Activity Increase         Publication
        -------                --------           -----------------         -----------
 b-lactamase..........  Increased antibiotic    32,000-fold            Nature (1994)
                         resistance/enzyme
                         activity

 Antibody.............  Increased expression    100-fold               Nature Medicine
                         level                                         (1996)

 Antibody.............  Increased               >440-fold              Nature Medicine
                         antibody/receptor                             (1996)
                         binding

 Green fluorescent      Increased               45-fold                Nature Biotechnology
  protein.............   fluorescence                                  (1996)

 b-galactosidase to
  fucosidase..........  Increase in activity    66-fold activity       Proceedings of the
                                                                       National Academy of
                                                                       Sciences (1997)

                        Increase in             1,000-fold
                         specificity            specificity

 Arsenate pathway                               40-fold                Nature Biotechnology
  (3 genes)...........  Increased bacterial                            (1997)
                         resistance to
                         arsenate

 Cephalosporinase       Increased antibiotic    270-540-fold           Nature (1998)
  family..............   resistance

 Subtilisin protease..  Simultaneous            2 to 4 fold in 3       Nature Biotechnology
                         improvement in 3       properties             (1999)
                         properties

 Human b-interferon                             285,000-fold           Nature Biotechnology
  family..............  Increased activity as                          (1999)
                         measured by
                         antiviral activity
                         on mouse cells

 HSV thymidine kinase                           32-fold                Nature Biotechnology
  family..............  Increased sensitivity                          (1999)
                         to prodrug (AZT)

Intellectual Property and Technology Licenses

   Pursuant to the technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited, each a wholly-owned subsidiary of GlaxoSmithKline plc, we were assigned all rights to the patents, applications and know-how related to MolecularBreeding directed molecular evolution technologies. Affymetrix, Inc. retains an exclusive, royalty-free license under most of the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

   We have an extensive patent portfolio including 13 issued U.S. patents relating to our proprietary MolecularBreeding directed molecular evolution technologies. Counterpart applications of these U.S. patents are pending in other major industrialized countries. We have an additional 231 pending U.S. patent applications and 133 pending foreign and international counterpart applications relating to our MolecularBreeding directed molecular evolution technologies and specialized screening technologies, and the application of these technologies to diverse industries including agriculture, protein pharmaceuticals, vaccines, gene therapy, chemicals and therapeutic drugs.

   Our expanding patent estate provides us with an increasingly broad and unique platform from which to create and improve therapeutic, industrial and other products. Patents owned by us or for which we have exclusive licenses cover a broad range of activities surrounding recombination based directed molecular evolution including:

  .  methods for template-based gene recombination to produce chimeric genes;

  . methods for recombining nucleic acid segments produced by incomplete nucleic acid chain extension reactions to produce chimeric genes including the staggered extension process (StEP);

  . methods utilizing reiterative screening or only a single cycle of screening;

  . methods of combining any mutagenesis technique with DNA recombination methods to produce new chimeric genes;

  .  methods using synthesized nucleic acid fragments; and

  . in vivo and in vitro recombination methods of the above, in a variety of formats.

   Such patents reinforce our preeminent position as the industry leader in recombination-based directed molecular evolution technologies for the preparation of chimeric genes for commercial applications.

   We have exclusively licensed patent rights and technology for specific uses from Novozymes, the California Institute of Technology (Caltech), Stanford University, the University of Washington and GGMJ Technologies, L.L.C. These licenses give us rights to eight issued U.S. patents, 21 U.S. pending patent applications, and 93 additional international or foreign counterpart applications.

   In addition, we received from Affymax a worldwide, non-exclusive license to certain Affymax patent applications and patents related to technology for displaying multiple diverse proteins on the surface of bacterial viruses.

   As part of our confidentiality and trade secret protection procedures, we enter into confidentiality agreements with our employees, consultants and potential collaborative partners. Despite these precautions, third parties could obtain and use information regarding our technologies without authorization, or develop similar technology independently. It is difficult for us to police unauthorized use of our methods. Effective protection of intellectual property rights is also unavailable or limited in some foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology or design around any patents or other intellectual property rights we hold.

Competition

   Any products that we develop through our technologies will compete in highly competitive markets. In the protein pharmaceuticals field we face competition from pharmaceutical and biopharmaceutical companies such as Ely Lilly and Company, Pharmacia & Upjohn, Inc. and Amgen Inc. and from genomics companies such as Human Genome Sciences, Inc. In the vaccines field we face competition from biotechnology companies such as Corixa Corporation and Vical Corporation as well as large pharmaceutical companies including GlaxoSmithKline plc and Merck & Co., Inc. In chemicals we face competition from large chemical companies such as E. I. du Pont de Nemours and Company and The Dow Chemical Company and from smaller biotechnology companies such as Genencor International and Diversa Corporation. In the agriculture field we face competition from large agribusinesses, such as Monsanto Company and DowAgroScience and from smaller biotechnology companies such as Paradigm Genetics.

   Many of our potential competitors either alone or together with their collaborative partners, have substantially greater financial, technical and personnel resources than we do, and we cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products or those of our collaborators obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in:

  .  developing products;

  .  undertaking pre-clinical testing and clinical trials;

  .  obtaining FDA and other regulatory approvals of products; and

  .  manufacturing and marketing products.

   We are the leader in the field of directed molecular evolution. We are aware that companies such as Diversa Corporation and Advanced Molecular Evolution have alternative methods for obtaining and generating genetic diversity. Academic institutions such as Caltech and the University of Washington are working in this field, and we have licensed certain technology from Caltech and the University of Washington. This field is highly competitive and companies and academic and research institutions are actively seeking to develop technologies that could be competitive with our MolecularBreeding directed molecular evolution technologies.

   We are aware that Enchira Biotechnology and Diversa have described technologies that appear to have some similarities to our patented proprietary technologies. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.

   On April 27, 2000, we announced that we had initiated an arbitration proceeding against Enchira in connection with Enchira's claim that it had developed a "new gene shuffling" technology. We alleged that Enchira had breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Enchira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding directed molecular evolution technologies to Enchira. An arbitration hearing was held in November 2000 and on March 8, 2001 we announced that the arbitrator had found that Enchira had breached three separate provisions of the Development and License Agreement. The arbitrator found that the gene shuffling technology that Enchira calls Rachitt, and claims as its own, "was derived from Maxygen's technologies and has no notable or significant distinctions from those technologies" and that "Maxygen is the exclusive owner of the gene shuffling technology contained in Rachitt". The arbitrator also found that Enchira had misused our confidential information. There will be further arbitration proceedings to determine the remedies we will receive for Enchira's breaches of the Agreement.

Employees

   As of January 31, 2001 we had 256 employees, 97 of whom hold Ph.D., Ph.D. equivalent or M.D. degrees and 196 of whom were engaged in full-time research activities. We plan to expand our corporate development programs and hire additional staff as corporate collaborations and government grants are established. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Directors and Executive Officers

   Our directors and executive officers, and their ages as of January 31, 2001, are as follows:

                 Name                 Age               Position
                 ----                 ---               --------
 Russell J. Howard, Ph.D.............  50 Chief Executive Officer and Director
 Simba Gill, Ph.D....................  36 President
 Michael Rabson, Ph.D................  47 General Counsel and Senior Vice
                                          President
 Lawrence Briscoe....................  56 Chief Financial Officer and Senior
                                          Vice President
 John Bedbrook, Ph.D.................  51 President of Agriculture
 Isaac Stein(1)(2)...................  54 Chairman of the Board and Director
 Robert J. Glaser, M.D.(2)...........  82 Director
 M.R.C. Greenwood, Ph.D..............  57 Director
 Gordon Ringold, Ph.D.(1)(2).........  50 Director
 George Poste, D.V.M., Ph.D(1).......  56 Director

--------
(1) Member of the audit and finance committees
(2) Member of the compensation committee

   Russell J. Howard, Ph.D., has served as our chief executive officer and a director since June 1998 and is one of our co-founders. Dr. Howard was elected our president and chief operating officer in May 1997. Originally trained in biochemistry and chemistry, Dr. Howard has spent over 20 years studying infectious diseases, primarily malaria, and currently serves on the National Institutes of Health and USAID advisory panels for malaria vaccine development. Before joining Maxygen, Dr. Howard was from August 1994 to June 1996 the president and scientific director of Affymax Research Institute, an institute employing combinatorial chemistry and high throughput target screening to discover drug leads.

   Simba Gill, Ph.D., has served as our president since April 2000. Dr. Gill joined us in July 1998 as chief financial officer and senior vice president of business development. Before joining Maxygen, Dr. Gill was, from November 1996 to July 1998, vice president of business development at Megabios Corp., a biotechnology research and development company. From November 1995 to November 1996, Dr. Gill was director of business development at Systemix, Inc., a biotechnology research and development company. Before joining Systemix, Dr. Gill held a variety of positions at Boehringer Mannheim, a pharmaceutical company, including global product manager for erythropoietin, manager of corporate business development and director of new diagnostics program management. Dr. Gill received his Ph.D. in immunology at King's College, London University in collaboration with the U.K. biotechnology company CellTech, and his M.B.A. from INSEAD in Fontainbleau, France.

   Michael Rabson, Ph.D., joined us in September 1999 as general counsel and senior vice president. Before joining Maxygen, from February 1996 to September 1999, Dr. Rabson was a member of Wilson Sonsini Goodrich & Rosati, P.C. Before becoming a member, Dr. Rabson was an associate at Wilson Sonsini Goodrich & Rosati, P.C. Dr. Rabson received his Ph.D. in infectious disease epidemiology from Yale University and did a post-doctoral fellowship at the National Cancer Institute, National Institutes of Health. He was a patent examiner at the U.S. Patent and Trademark Office before he received his J.D. from Yale Law School.

   Lawrence Briscoe, joined Maxygen in November 2000 as chief financial officer and senior vice president. From July 1994 until November 2000, Mr. Briscoe was chief financial officer and vice president, finance and administration of Catalytica, Inc., a company engaged in the application of expertise in catalytic technologies to the pharmaceutical and energy industries. Before joining Catalytica, he held various executive and financial positions, including president and chief operating officer and director at Brae Corporation, vice president of corporate development at Transamerica Corp., a financial services company and chief executive officer of United States Commercial Telephone Corp. Mr. Briscoe has a M.B.A. from Stanford University, an M.S. in business from the University of Southern California and a B.S. in electrical engineering from the University of Missouri.

   John Bedbrook, Ph.D., joined Maxygen in November 1999 as president of agriculture. Before joining Maxygen, Dr. Bedbrook was chief executive officer of Plant Science Ventures and was chief technology officer at SAVIA from February 1998 to October 1999. Before joining SAVIA, Dr. Bedbrook held several senior management positions including executive vice president of research and development and co-president at DNA Plant Technology Corp. from 1988 to 1997. Dr. Bedbrook received his Ph.D. in molecular biology from the University of Auckland in New Zealand.

   Isaac Stein has served as our chairman of the board of directors since June 1998 and a director since May 1996. He is one of our co-founders. Since November 1982, Mr. Stein has been president of Waverley Associates, Inc. a private investment firm. Mr. Stein is also a managing member of Technogen Enterprises, L.L.C. and of Technogen Managers, L.L.C., which is the general partner of Technogen Associates, L.P. He is also the chairman of the board of trustees of Stanford University.

   Robert J. Glaser, M.D., has served as a director since September 1997. Dr. Glaser was director for medical science at the Lucille P. Markey Charitable Trust from 1984 to June 1997, and a trustee from 1988 to June 1997, when in accordance with the donor's will, the Trust ceased operations. Dr. Glaser is also a director of the ALZA Corporation and Hanger Orthopedic Group, Inc. He was Dean of the medical schools at the University of Colorado and Stanford University, and professor of social medicine at Harvard University. Trained as an internist, Dr. Glaser has 124 publications on streptococcal infections, rheumatic fever, medical education and health care, as well as being a contributor to numerous scientific treatises. He was a founding member of the Institute of Medicine, National Academy of Sciences, and a Fellow of the American Academy of Arts and Sciences, the American Philosophical Society and the Royal College of Physicians of London.

   M.R.C. Greenwood, Ph.D., has served as a director since February 1999. Dr. Greenwood has been chancellor of the University of California ("UC") at Santa Cruz since July 1996. Before being named chancellor of UC Santa Cruz, Dr. Greenwood was dean of graduate studies and vice provost at UC Davis from July 1989 to July 1996. In addition, from November 1993 to May 1995, Dr. Greenwood took a leave from UC Davis to serve as associate director for science in the White House Office of Science and Technology Policy. Dr. Greenwood received her Ph.D. in physiology, developmental biology and neurosciences from Rockefeller University.

   Gordon Ringold, Ph.D., has served as a director since September 1997. Since 1997, Dr. Ringold has served as chairman and chief executive officer of SurroMed, a biotechnology company focused on novel clinical databases. From March 1995 to February 2000, Dr. Ringold was chief executive officer and scientific director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. Before serving as chief executive officer, Dr. Ringold was the president and scientific director of Affymax Research Institute. Dr. Ringold received his Ph.D. in the laboratory of Dr. Harold Varmus, before joining the Stanford University school of medicine, department of pharmacology, and serving as the vice president and director of the Institute for Cancer and Development Biology of Syntex Research. Dr. Ringold is a Managing Member of Technogen Enterprises, L.L.C. and of Technogen Managers, L.L.C., which is the general partner of Technogen Associates, L.P.

   George Poste, D.V.M., Ph.D., has served as a director since October 1999. Dr. Poste was chief science and technology officer at SmithKline Beecham from 1997 to 1999 and was a member of the board of directors of SmithKline Beecham. Before being appointed as chief science and technology officer, Dr. Poste was president of research and development at SmithKline Beecham from 1989. Dr. Poste is also a research professor at the University of Texas, MD Anderson Cancer Center in Houston, holds the William Pitt Fellowship at Pembroke College, Cambridge University, and is a Distinguished Visiting Fellow at the Hoover Institution, Stanford University. He is a Board-certified pathologist. Dr. Poste received his Doctorate in Veterinary Medicine in 1966 and his Ph.D. in Virology in 1969 from the University of Bristol and was elected a Fellow of the Royal Society in 1998.

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

   Joshua Lederberg, Ph.D., a research geneticist, is professor emeritus at the Rockefeller University, in New York. Formerly, Dr. Lederberg was a professor of genetics at the University of Wisconsin and at Stanford University school of medicine. Dr. Lederberg is a pioneer in the field of bacterial genetics with the discovery of genetic recombination in bacteria, work for which he received the Nobel Prize in physiology and medicine in 1958. Maxygen is funding work in Dr. Lederberg's laboratory pertaining to the study of cell fusion and the generation of genetically diverse recombinants. His work and guidance in genetic recombination is important to our MolecularBreeding directed molecular evolution technologies.

   Alejandro C. Zaffaroni, Ph.D., is one of our co-founders. Dr. Zaffaroni is a biochemist by training and a highly successful biotechnology entrepreneur, who has co-founded and built several companies including ALZA Corporation, DNAX Institute of Molecular and Cellular Biology, Affymax N.V. and Affymetrix, Inc. Dr. Zaffaroni has repeatedly recognized the commercial value of leading-edge technologies and has turned those visions into highly successful companies. In 1995, Dr. Zaffaroni was awarded the National Medal of Technology by President Clinton in recognition of his contributions to the pharmaceutical and biotechnology industries. Dr. Zaffaroni is a Managing Member of Technogen Enterprises, L.L.C. and of Technogen Managers, L.L.C., which is the general partner of Technogen Associates, L.P.

   Frances Arnold, Ph.D., is the Dick and Barbara Dickinson Professor of Chemical Engineering and Biochemistry at the California Institute of Technology. Dr. Arnold had authored or co-authored more than 130 publications and has 25 patents issued or pending. Dr. Arnold's research focuses on engineering new enzymes and pathways by directing their evolution in the laboratory. A member of the National Academy of Engineering, her numerous awards include the 2000 Professional Progress Award of the American Institute of Chemical Engineers, the Office of Naval Research Young Investigator Award, a Presidential Young Investigator Award and a David and Lucille Packard Fellowship in Science and Engineering. Maxygen is funding work at Dr. Arnold's laboratory pertaining to directed molecular evolution. Dr. Arnold provides on-going guidance in the field of directed molecular evolution and its applications in the chemical industry.

                                 RISK FACTORS

   You should carefully consider the risks described below, together with all of the other information included in this report, and the documents incorporated by reference herein and filed with the SEC, in considering our business and prospects. The risks and uncertainties described below and therein are not the only ones facing Maxygen. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

   We have incurred net losses since our inception, including a net loss of approximately $59.6 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $83.8 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to do so for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our acquisition of Maxygen ApS, we expect costs to increase further due to expanded operations, integration costs associated with the acquisition and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Commercialization of Our Technologies Depends On Collaborations With Other Companies. If We Are Unable to Find Collaborators in the Future, We May Not Be Able to Develop Our Technologies or Products.

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

   We may not be successful in the commercial development of products. Successful products will require significant development and investment, including testing, to demonstrate their cost-effectiveness before their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of products. We have not proven our ability to develop and commercialize products. We must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our products. Our research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

   We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 252 at December 31, 2000. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 to $24.5 million in 2000. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

   We are expanding internationally. We recently acquired Maxygen ApS (then known as ProFound Pharma A/S), a Danish biotechnology company, and are now operating with international business locations. Expansion into an international operational entity will require additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

  . regulatory requirements that may limit or prevent the offering of our products in local jurisdictions;

  . government limitations on research and/or research involving genetically engineered products or processes;

  .  difficulties in staffing and managing foreign operations;

  . longer payment cycles, different accounting practices and problems in collecting accounts receivable;

  .  cultural non-acceptance of genetic manipulation and genetic engineering;
     and

  .  potentially adverse tax consequences.

   To the extent we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations.

Acquisitions Could Result in Dilution, Operating Difficulties and Other Harmful Consequences.

   If appropriate opportunities present themselves, we intend to acquire businesses and technologies that complement our capabilities. As set forth above, on August 10, 2000 we acquired Maxygen ApS, a Danish biotechnology company. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

  . the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and

  . the need to implement controls, procedures and policies appropriate for a larger public company in companies that before acquisition had been smaller, private companies.

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

   We have limited financial and managerial resources. Since our technologies may be applicable to numerous, diverse industries, we will be required to prioritize our application of resources to discrete efforts. This requires us to focus on product candidates in selected industries and forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities.

Public Perception of Ethical and Social Issues May Limit the Use of Our Technologies, Which Could Reduce Our Revenues.

   Our success will depend in part upon our ability to develop products discovered through our MolecularBreeding directed molecular evolution technologies or other technologies. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our MolecularBreeding directed molecular evolution technologies or other technologies. Ethical and other concerns about our MolecularBreeding directed molecular evolution technologies or other technologies, particularly the use of genes from nature for commercial purposes, and products resulting therefrom could adversely affect their market acceptance.

If the Public Rejects Genetically Engineered Products, We Will Have Less Demand for Our Products.

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

   The subject of genetically modified organisms has received negative publicity in Europe and the United States, which has aroused public debate. The adverse publicity could lead to greater regulation and trade restrictions on genetic research and the resultant agricultural and other products could be subject to greater domestic or international regulation. Such regulation and restrictions could cause a decrease in the demand for our products.

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

   The patent positions of biopharmaceutical and biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions that we seek to protect with patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies. Others may independently develop similar or alternative technologies or design around our patented technologies. Furthermore, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from developing competing products. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

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

   Our commercial success depends in part on neither infringing patents nor proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies or alternative methods of generating gene diversity. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

   Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing effected products.

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

   On April 27, 2000, we announced that we had initiated an arbitration proceeding against Enchira in connection with Enchira's claim that it had developed a "new gene shuffling" technology. We alleged that Enchira had breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Enchira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding directed molecular evolution technologies to Enchira. An arbitration hearing was held in November 2000 and on March 8, 2001 we announced that the arbitrator had found that Enchira had breached three separate provisions of the Development and License Agreement. The arbitrator found that the gene shuffling technology that Enchira calls Rachitt, and claims as its own, "was derived from Maxygen's technologies and has no notable or significant distinctions from those technologies" and that "Maxygen is the exclusive owner of the gene shuffling technology contained in Rachitt". The arbitrator also found that Enchira had misused our confidential information. There will be further arbitration proceedings to determine the remedies we will receive for Enchira's breaches of the Agreement.

If We Lose Key Personnel or Are Unable to Attract and Retain Additional Personnel We May Be Unable to Pursue Collaborations or Develop Our Own Products.

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

   Because our products involve the application of new technologies and may be based upon new therapeutic approaches they may be subject to substantial review by government regulatory authorities and government regulatory authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. We have not submitted an application to the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding directed molecular evolution technologies for commercialization in the U.S. or elsewhere. We may not be able to, or our collaborators may not be able to, conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.

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

   We may develop genetically engineered agricultural products. The field-testing, production and marketing of genetically engineered plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow us to produce and market our genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

   The FDA currently applies the same regulatory standards to foods developed through genetic engineering as apply to foods developed through traditional plant breeding. However, genetically engineered food products will be subject to pre-market review if these products raise safety questions or are deemed to be food additives. Our products may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise questions, are deemed to be food additives, or if the FDA changes its policy.

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

   Currently, we are not engaged in developing gene therapy products; however, we may engage in these activities in the future either for our own account or with collaborators. If we develop, or our collaborators develop, gene therapy products, these products may encounter substantial delays in development and approval due to the government regulation and approval process. Adverse events reported in gene therapy clinical trials may lead to more government scrutiny of proposed clinical trials of gene therapy products, stricter labeling requirements for these products and delays in the approval of gene therapy products for commercial sale.

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

Our Collaborations With Outside Scientists May Be Subject to Change, Which Could Limit Our Access to Their Expertise.

   We work with scientific advisors, consultants and collaborators at academic and other institutions. These scientists are not our employees and may have other commitments that could limit their availability to us. Although our scientific advisors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. Although our scientific advisors and collaborators sign agreements not to disclose our confidential information, it is possible that certain of our valuable proprietary knowledge may become publicly known through them.

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

   In addition, certain of our collaborators are working with these types of hazardous materials in connection with our collaborations. To our knowledge, the work is performed in accordance with biosafety regulations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these viruses and hazardous materials. Further, under certain circumstances, we have agreed to indemnify our collaborators against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

   The trading prices of life science company stocks in general, and ours in particular, have experienced extreme price fluctuations in recent months. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

   In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

   Our executive officers, directors and principal stockholders together control approximately 34% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 2 PROPERTIES

   We lease an aggregate of 67,302 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 24, 2005 with respect to 31,166 square feet, on March 31, 2005 with respect to 16,714 square feet, on April 21, 2005 with respect to 7,912 square feet and on February 24, 2005 with respect to 11,510 square feet. We also lease facilities in Davis, California.

   We lease an aggregate of 25,783 square feet of office and laboratory facilities in Horsholm, Denmark. Our lease expires on October 31, 2010 but can be earlier terminated by us as of October 31, 2005.

   We believe that our existing facilities are adequate to meet our needs for the immediate future and future growth can be accommodated by leasing additional or alternative space.

Item 3 LEGAL PROCEEDINGS

   We are not currently a party to any material pending legal proceedings.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

Item 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Our common stock has been traded on the Nasdaq National Market since our initial public offering on December 16, 1999 under the symbol MAXY. Before such time, there was no public market for our common stock. Through December 31, 2000, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

                                                                  High    Low
                                                                 ------- ------
   Year ended December 31, 1999
     Fourth Quarter (from December 16, 1999).................... $ 82.00 $31.98
   Year ended December 31, 2000
     First Quarter..............................................  186.00  52.00
     Second Quarter.............................................   80.00  34.00
     Third Quarter..............................................   80.06  40.06
     Fourth Quarter.............................................   53.00  22.00

   On March 15, 2001 the last reported sale price of our common stock on the Nasdaq National Market was $12.50 per share. On March 14, 2001, there were approximately 417 holders of record of our common stock.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

   We made the following unregistered sales of our securities during the quarter ended December 31, 2000:

  (i) On November 30, 2000 we issued 373 shares of our common stock to a consultant in partial payment for consulting services rendered to us.

  (ii) On December 8, 2000 we issued 378 shares of our common stock to a second consultant in partial payment for consulting services rendered to us.

   There were no underwriters employed in connection with either of the transactions set forth above. The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. Both recipients either received adequate information about us or had access, through employment or other relationships, to such information. Both recipients were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

   The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. A total of 6,900,000 shares of our common stock were sold at a price of $16.00 per share to an underwriting syndicate led by

Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc. and Invemed Associates LLC. Of these 6,900,000 shares, 900,000 were issued upon exercise of the underwriters' over-allotment option. The offering commenced on December 16, 1999 and closed on December 21, 1999. The initial public offering resulted in gross proceeds of $110.4 million, $7.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to us were approximately $101.0 million. From the time of receipt through December 31, 2000, the proceeds were applied toward:

  . purchases and installation of equipment and build-out of facilities, $5.4 million;

  .  repayment of indebtedness, $172,000;

  .  working capital, $2.7 million; and

  . temporary investments in certificates of deposits, mutual funds and corporate debt securities, $91.6 million.

   The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Item 6 SELECTED FINANCIAL DATA

   The following selected financial information is derived from our audited consolidated financial statements. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing pro forma net loss per share. See Note 9 of Notes to Consolidated Financial Statements for information concerning the deemed dividend upon issuance of convertible preferred stock in August 1999.

                                               Year Ended December 31,
                                          ------------------------------------
                                           1997     1998      1999      2000
                                          -------  -------  --------  --------
                                           (in thousands, except per share
                                                        data)
Consolidated Statement of Operations
 Data:
Collaborative research and development
 revenue................................  $   341  $ 1,077  $  8,895  $ 13,299
Grant revenue...........................      --     1,646     5,122    11,166
                                          -------  -------  --------  --------
Total revenues..........................      341    2,723    14,017    24,465
Operating expenses:
  Research and development..............    2,757    7,207    16,094    38,534
  General and administrative............      915    3,010     4,998    12,486
  Stock compensation expense............      863    1,561     5,656    15,891
  Acquired in-process research and
   development..........................      --       --        --     28,959
  Amortization of intangible assets.....      --       --        --      3,419
                                          -------  -------  --------  --------
Total operating expenses................    4,535   11,778    26,748    99,379
                                          -------  -------  --------  --------
Loss from operations....................   (4,194)  (9,055)  (12,731)  (74,914)
Net interest income.....................      161      229     1,413    15,329
                                          -------  -------  --------  --------
Net loss................................   (4,033)  (8,826)  (11,318)  (59,585)
Deemed dividend upon issuance of
 convertible preferred stock............      --       --     (2,200)      --
                                          -------  -------  --------  --------
Net loss attributable to common
 stockholders...........................  $(4,033) $(8,826) $(13,518) $(59,585)
                                          =======  =======  ========  ========
Basic and diluted net loss per share....  $ (0.82) $ (1.31) $  (1.53) $  (1.96)
                                          =======  =======  ========  ========
Shares used in computing basic and
 diluted net loss per share.............    4,917    6,748     8,854    30,339
                                                    December 31,
                                          ------------------------------------
                                           1997     1998      1999      2000
                                          -------  -------  --------  --------
                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments..  $ 2,693  $15,306  $136,343  $258,015
Working capital.........................    2,152   12,264   132,510   216,388
Total assets............................    3,154   17,600   145,578   301,699
Non-current portion of equipment
 financing..............................      --       --      1,644     1,295
Accumulated deficit.....................   (4,033) (12,859)  (24,177)  (83,762)
Total stockholders' equity..............    2,571   11,700   133,716   282,198

QUARTERLY FINANCIAL DATA
(unaudited)

                                                   Quarter Ended
                                        -------------------------------------
                                                   June     Sept.
                                        March 31,   30,      30,     Dec. 31,
                                        --------- -------  --------  --------
                                          (in thousands, except per share
                                                       data)
2000
Collaborative research and development
 revenue...............................  $ 3,046  $ 3,195  $  3,178  $  3,880
Grant revenue..........................    2,368    2,960     2,784     3,054
                                         -------  -------  --------  --------
Total revenues.........................    5,414    6,155     5,962     6,934
Operating expenses:
  Research and development.............    6,246    7,828    11,582    12,878
  General and administrative...........    2,013    2,842     2,881     4,750
  Stock compensation expense...........    4,911    3,192     2,767     5,111
  Acquired in-process research and
   development.........................      --       912    28,047       --
  Amortization of intangible assets....      --       --      1,847     1,572
                                         -------  -------  --------  --------
Total operating expenses...............   13,170   14,774    47,124    24,311
                                         -------  -------  --------  --------
Loss from operations...................   (7,756)  (8,619)  (41,162)  (17,377)
Net interest income....................    2,116    4,275     4,415     4,523
                                         -------  -------  --------  --------
Net loss...............................  $(5,640) $(4,344) $(36,747) $(12,854)
                                         =======  =======  ========  ========
Basic and diluted net loss per share...  $ (0.20) $ (0.14) $  (1.18) $  (0.40)
                                         -------  -------  --------  --------
Shares used in computing basic and
 diluted net loss per share............   28,062   30,188    31,165    31,942

                                                   Quarter Ended
                                        -------------------------------------
                                                   June     Sept.
                                        March 31,   30,      30,     Dec. 31,
                                        --------- -------  --------  --------
                                          (in thousands, except per share
                                                       data)
1999
Collaborative research and development
 revenue...............................  $ 1,330  $ 2,042  $  2,696  $  2,827
Grant revenue..........................      984    1,566     1,075     1,497
Total revenues.........................    2,314    3,608     3,771     4,324
Operating expenses:
  Research and development.............    2,554    4,472     4,307     4,761
  General and administrative...........      700    1,169     1,246     1,883
  Stock compensation expense...........      533      559     1,690     2,874
                                         -------  -------  --------  --------
Total operating expenses...............    3,787    6,200     7,243     9,518
                                         -------  -------  --------  --------
Loss from operations...................   (1,473)  (2,592)   (3,472)   (5,194)
Net interest income....................      170      192       421       630
                                         -------  -------  --------  --------
Net loss...............................   (1,303)  (2,400)   (3,051)   (4,564)
Deemed dividend upon issuance of
 convertible preferred stock...........      --       --     (2,200)      --
                                         -------  -------  --------  --------
Net loss attributable to common
 stockholders..........................  $(1,303) $(2,400) $ (5,251) $ (4,564)
                                         -------  -------  --------  --------
Basic and diluted net loss per share...  $ (0.18) $ (0.31) $  (0.63) $  (0.38)
                                         -------  -------  --------  --------
Shares used in computing basic and
 diluted net loss per share............    7,211    7,813     8,309    12,082

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "can", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this report.

Overview

   Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. Our current collaborators are Novozymes, DuPont, Pfizer, Syngenta, DSM, Rio Tinto, Lundbeck, Chevron, Hercules, ALK-Abello and IAVI. Our government grants are from the Defense Advanced Research Projects Agency and the National Institute of Standards and Technology-Advanced Technology Program.

   Revenue under strategic alliances and government grants increased from $2.7 million in 1998 to $14.0 million in 1999 and to $24.5 million in 2000. Revenues may fluctuate from period to period and there can be no assurance that these collaboration agreements will continue for their initial term or beyond.

   We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was $83.8 million and total stockholders' equity was $282.2 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $11.8 million in 1998, to $26.7 million in 1999 and to $99.4 million for 2000. Our total headcount increased from 74 employees at the end of 1998 to 143 employees at the end of 1999 and to 252 employees at the end of 2000, of whom 77% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

   On August 10, 2000, we completed our acquisition of Maxygen ApS, a Danish biotechnology company located in Copenhagen, Denmark. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The transaction was accounted for as a purchase. We issued 1,102,578 shares of our common stock and granted options to purchase an aggregate of 41,812 shares of our common stock in connection with the acquisition of all the equity securities of Maxygen ApS. Of the 1,102,578 common stock issued, 228,766 shares were issued with repurchase rights that lapse over a three year term. The purchase price, including liabilities assumed of $5.5 million and estimated acquisition costs of $1.0 million, aggregated $71.8 million, of which $3.0 million was allocated to tangible assets, $28.0 million to acquired in-process research and development, $14.6 million to deferred compensation, $3.4 million to core technology, $705,000 to assembled workforce and $22.0 million to goodwill. The results of operations of Maxygen ApS are included in our operating results after August 10, 2000.

Source of Revenue and Revenue Recognition Policy

   We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators generally make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2000, we have deferred revenues of approximately $9.0 million. Our sources of potential revenue for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements. See Note 3 of Notes to Consolidated Financial Statements.

Deferred Compensation

   Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value for financial reporting purposes of our common stock on the date the applicable options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Compensation for related options granted to consultants is periodically remeasured as the underlying options vest.

   In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.6 million in 1997, $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $1.6 million in 1998, $4.9 million in 1999 and $7.8 million in 2000 related to the deferred compensation amortization on these option grants. In connection with the grant of stock options to consultants, we recorded stock compensation expense of $0.3 million in 1998, $0.8 million in 1999 and $3.0 million in 2000. Due to the acceleration of an executive stock option award, an additional $1.6 million stock compensation expense was recorded in 2000.

   In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $298,000 was expensed in 2000. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three year graded vesting period. A total of $3.3 million was recognized as expense in 2000.

Results of Operations

 Revenues

   Our total revenues increased from $2.7 million in 1998, to $14.0 million in 1999 and to $24.5 million in 2000. The increase was due primarily to the increased activity related to our research collaborations with Syngenta and DuPont in 1999, and DSM, Rio Tinto and Lundbeck in 2000, and increased activities on existing government grants. We expect our revenues to increase in 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

 Research and Development Expenses

   Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $7.9 million in 1998, to $19.3 million in 1999 and to $50.0 million in 2000. The increases from year to year were due primarily to increased staffing and other personnel-related costs to support our additional collaborative and internal research efforts. Also included in research and development expenses is $783,000 in 1999 and $958,000 in 2000 related to the acquisition of certain technology licenses from research institutions, and stock compensation expense of $651,000 in 1998, $3.2 million in 1999 and $11.5 million in 2000. We expect research and development cost to increase in 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars. The acquisition of Maxygen ApS will significantly increase our research and development expense in absolute dollars.

   Research and development expenses represented 289% of total revenues in 1998, 137% of total revenue in 1999 and 204% of total revenue in 2000. The decrease from 1998 to 1999 was due primarily to the growth in our total revenue from 1998 and 1999. The increase from 1999 to 2000 was due primarily to increased staff necessary to manage and support our growth plus increased research and development costs resulting from our acquisition of Maxygen ApS, offset in part by the growth in our total revenues. We expect that research and development expenses will increase in the future.

 General and Administrative Expenses

   Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased from $3.9 million in 1998, to $7.5 million in 1999 and to $17.0 million in 2000. The increases from year to year were primarily due to increased staffing necessary to manage and support our growth, and in 2000, increased costs associated with being a public company. Also included in general and administrative expenses is stock compensation expense of $910,000 in 1998, $2.5 million in 1999 and $4.5 million in 2000. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees. We also expect that general and administrative expenses will increase in absolute dollar amounts due to the increased costs associated with integrating, operating and coordinating our recently acquired operations in Denmark.

   General and administrative expenses represented 144% of total revenues for 1998, 53% of total revenues for 1999 and 71% of total revenues for 2000. The decrease from 1998 to 1999 was due primarily to the growth in our total revenue from 1998 to 1999. The increase from 1999 to 2000 was due primarily to increased staffing necessary to manage and support our growth plus increased costs associated with being a public company, offset in part by the growth in our total revenues. We expect that general and administrative expenses as a percentage of total revenue will decrease as our revenue increases and research and development activities expand more quickly then our general and administrative expenses.

 In-Process Research and Development

   On May 8, 2000, we acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition we issued 39,600 shares of our common stock. Pursuant to the terms of the acquisition, 18,500 shares of our common stock are being held in escrow until such time as contingencies regarding the patents related to the acquired technology are resolved. Accordingly, we recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers.

   On August 10, 2000, we acquired Maxygen ApS for total consideration of approximately $71.8 million, including $5.5 million for the assumption of liabilities and $1.0 million for estimated acquisition costs. Before the acquisition, Maxygen ApS was a Danish privately-held, development-stage company that had minimal revenues since its inception in April 1999. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. Approximately $28.0 million of the total purchase price represented the value of in-process research and development projects that are at a pre-clinical stage of development, had not yet reached technological feasibility and had no alternative future uses. This amount was charged to our operations in the third quarter ended September 30, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Maxygen ApS are included in the condensed consolidated financial statements from August 10, 2000. See Note 12 of Notes to Consolidated Financial Statements.

   The $28.0 million in-process research and development charge represents the value determined by an independent appraiser, using a discounted cash flow methodology, to be attributable to the six pre-clinical stage in-process research and development projects of Maxygen ApS based on a valuation analysis of such research and development. In-process technology was expensed upon acquisition as technological feasibility had not been established and no alternative future uses existed. To value the in-process technology we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project, in obtaining regulatory approval to market, and the risks related to the viability of and potential changes to future target markets. The charge relates to specific on-going research and development. Management believes that the allocation of the purchase price to in-process research and development is appropriate given the future potential of this research and development to contribute to our operations. Assuming these research projects continue through all stages of clinical development, we project substantial future research and development expenditures will be necessary to complete the projects over the next 6 to 10 years. Further, we do not expect to complete any of these projects for at least six years.

   There can be no assurance that the in-process projects acquired, as noted above, will achieve technological feasibility or that we will be able to successfully market products based on such technology. Should these in-process projects fail, the value of our investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could have a material adverse affect on our business and financial condition.

   We expect to incur costs associated with the integration of Maxygen ApS. There can be no assurance that we will be successful in our efforts to integrate the operations of Maxygen ApS. As opportunities present themselves, we intend to continue to acquire new technologies and companies; such acquisitions could lead to additional direct and indirect expenses that could negatively affect our results of operations.

 Goodwill and Other Intangible Assets

   In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and will amortize this goodwill and other intangible assets over three years, the term of expected benefit. We believe this term is reasonable given that Maxygen ApS was a development stage entity and its technology is at an early stage of development and is yet unproven. In 2000, $3.4 million of amortization expense was recorded on goodwill and other intangible assets.

   Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded in 1998, 1999 or 2000.

 Net Interest Income

   Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $229,000 in 1998, to $1.4 million in 1999 and to $15.3 million in 2000. The increase from 1998 to 1999 was due to higher average cash balances. The increase from 1999 to 2000 was due to higher average balances of cash, cash equivalents and marketable securities as a result of our public offerings in December 1999 and March 2000.

 Provision for Income Taxes

   We incurred net operating losses in 1998, 1999 and 2000, and consequently we did not pay any federal, state or foreign income taxes. As of December 31, 2000, we had a federal net operating loss carryforwards of approximately $11.9 million. We also had federal research and development tax credit carryforwards of approximately $1.0 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2011 through 2019. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $45.5 million. As of December 31, 2000, we had $258.0 million in cash, cash equivalents and investments.

   Our operating activities used cash of $2.7 million in 1998, $3.0 million in 1999 and $12.8 million in 2000. Uses of cash in operating activities were primarily to fund net operating losses.

   Net cash used in investing activities was $760,000 in 1998, $4.5 million in 1999 and $151.1 million in 2000. The cash used in 2000 primarily represented purchases of available-for-sale securities of $179.1 million, less maturities of available for sale securities of $33.0 million.

   Additions of property and equipment were $760,000 in 1998, $4.5 million in 1999 and $5.4 million in 2000. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

   Financing activities provided cash of $16.1 million in 1998, $128.6 million in 1999 and $139.0 million in 2000. The 1999 amount primarily consists of the net proceeds we received from the sale of common stock in our initial public offering in December 1999. The 2000 amount primarily consists of the net proceeds we received from the sale of common stock in a follow-on public offering in March 2000.

   Assuming our research efforts for existing collaborations are expended for the full research term, as of December 31, 2000 we have total committed funding of $120.9 million, of which approximately $93.7 million is from our collaborators and $27.2 million is from government funding. Of these committed funds, we have $75.4 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $240 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to financial market risks, including changes in interest rates and foreign currency exchange. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of December 31, 2000, approximately 86% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

   The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000 (dollars in thousands):

                                                                2001     2002
                                                              --------  -------
   Cash and cash equivalents................................. $111,374      --
   Average interest rates....................................     6.67%     --
   Short-term investments.................................... $110,805      --
   Average interest rates....................................     6.91%     --
   Long-term investments.....................................      --   $35,836
   Average interest rates....................................      --      6.86%

   We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2000, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit, of $1.8 million as of December 31, 2000, with a range of interest rates of between 11.73% and 12.78%.

   At December 31, 1999 our interest rate risk was confined to our cash and cash equivalents, which have maturities of less than three months. Due to their very short-term nature, these investments were subject to minimal interest rate risk.

Foreign Currency Risk

   A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, beginning in fiscal 2000 we began to enter into transactions in Danish kroner. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established balance sheet hedging programs. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to Maxygen.

   At December 31, 2000 we had a total of $14.5 million committed in foreign currency cash flow forward contracts. The fair value of these forward contracts as at December 31, 2000 was immaterial.

Item 8 FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Maxygen, Inc.

   We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst &Young LLP

Palo Alto, California
February 2, 2001

                                 MAXYGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $136,343  $111,374
  Short-term investments...................................      --    110,805
  Grant and other receivables..............................    3,038     8,425
  Prepaid expenses and other current assets ...............      800     1,180
                                                            --------  --------
    Total current assets ..................................  140,181   231,784
  Property and equipment, net..............................    4,764     9,916
  Goodwill and other intangible assets, net of accumulated
   amortization of $3,418..................................      --     22,760
  Long-term investments....................................      --     35,836
  Deposits and other assets................................      633     1,403
                                                            --------  --------
    Total assets........................................... $145,578  $301,699
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $    370  $  2,143
  Accrued compensation.....................................      393     1,859
  Accrued legal............................................      379       935
  Other accrued liabilities................................    1,424     3,698
  Deferred revenue.........................................    4,935     6,228
  Current portion of equipment financing obligations.......      170       533
                                                            --------  --------
    Total current liabilities..............................    7,671    15,396
Deferred revenue...........................................    2,527     2,810
Non-current portion of equipment financing obligations.....    1,664     1,295

Commitments

Stockholders' equity:
  Preferred stock, $0.0001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding at December
   31, 1999 and 2000.......................................      --        --
  Common stock, $0.0001 par value, 70,000,000 and
   100,000,000 shares authorized at December 31, 1999 and
   2000, respectively, 30,860,781 and 33,576,736 shares
   issued and outstanding at December 31, 1999 and 2000,
   respectively............................................        3         3
  Additional paid-in capital ..............................  176,517   386,026
  Notes receivable from stockholders.......................   (1,411)     (776)
  Deferred stock compensation .............................  (17,216)  (19,880)
  Accumulated other comprehensive income (loss)............      --        587
  Accumulated deficit .....................................  (24,177)  (83,762)
                                                            --------  --------
    Total stockholders' equity.............................  133,716   282,198
                                                            --------  --------
    Total liabilities and stockholders' equity............. $145,578  $301,699
                                                            ========  ========

                            See accompanying notes.

                                 MAXYGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Collaborative research and development revenue ..  $ 1,077  $  8,895  $ 13,299
Grant revenue....................................    1,646     5,122    11,166
                                                   -------  --------  --------
Total revenues...................................    2,723    14,017    24,465
Operating expenses:
  Research and development ......................    7,207    16,094    38,534
  General and administrative.....................    3,010     4,998    12,486
  Stock compensation expense(1) .................    1,561     5,656    15,981
  Acquired in-process research and development...      --        --     28,959
  Amortization of goodwill and other intangible
   assets........................................      --        --      3,419
                                                   -------  --------  --------
Total operating expenses.........................   11,778    26,748    99,379
                                                   -------  --------  --------
Loss from operations.............................   (9,055)  (12,731)  (74,914)
Interest income (expense), net...................      229     1,413    15,329
                                                   -------  --------  --------
Net loss.........................................   (8,826)  (11,318)  (59,585)
Deemed dividend upon issuance of convertible
 preferred stock (Note 9)........................      --     (2,200)      --
                                                   -------  --------  --------
Net loss attributable to common stockholders.....  $(8,826) $(13,518) $(59,585)
                                                   -------  --------  --------
Basic and diluted net loss per share.............  $ (1.31) $  (1.53) $  (1.96)
                                                   -------  --------  --------
Shares used in computing basic and diluted net
 loss per share..................................    6,748     8,854    30,339

--------
(1) Stock compensation expense related to the following:

  Research and development............................... $  651 $3,156 $11,468
  General and administrative.............................    910  2,500   4,513
                                                          ------ ------ -------
                                                          $1,561 $5,656 $15,981
                                                          ====== ====== =======


                            See accompanying notes.

                                 MAXYGEN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (In thousands, except share and per share amounts)

                      Convertible                                        Notes                   Accumulated
                    Preferred Stock       Common Stock     Additional Receivables    Deferred       Other
                   -------------------  ------------------  Paid-In       from        Stock     Comprehensive Accumulated
                     Shares     Amount    Shares    Amount  Capital   Stockholders Compensation    Income       Deficit
                   -----------  ------  ----------  ------ ---------- ------------ ------------ ------------- -----------
Balance at
January 1, 1998..    2,790,000  $ --     7,660,000   $ 1    $  8,668    $  (279)    $  (1,776)      $ --       $  (4,033)
Issuance of
Series A
convertible
preferred stock
to investors at
$2.00 per share
for cash.........        5,000    --           --    --           10        --            --          --             --
Issuance of
Series B
convertible
preferred stock
to investors at
$3.00 per share
for cash, less
issuance cost of
$36..............    3,666,667      1          --    --       10,966        --            --          --             --
Issuance of
Series C
convertible
preferred stock
to a collaborator
for cash at $5.00
per share........    1,000,000    --           --    --        5,000        --            --          --             --
Options granted
to consultants
for services
rendered.........          --     --           --    --          209        --            --          --             --
Issuance of
common stock to
consultants for
cash and services
and to employees
upon exercise of
stock options for
cash and
promissory notes
 .................          --     --     1,570,500   --          477       (269)          --          --             --
Deferred stock
compensation.....          --     --           --    --        2,386        --         (2,386)        --             --
Amortization of
deferred stock
compensation.....          --     --           --    --          --         --          1,561         --             --
Net loss and
comprehensive
loss.............          --     --           --    --          --         --            --          --          (8,826)
                   -----------  -----   ----------   ---    --------    -------     ---------       -----      ---------
Balance at
December 31,
1998.............    7,461,667      1    9,230,500     1      27,706       (548)       (2,601)        --         (12,859)
Issuance of
common stock to
employees upon
exercise of
options for cash
and promissory
notes............          --     --     2,640,650   --        1,645       (863)          --          --             --
Options granted
to consultants
for services
rendered.........          --     --           --    --          875        --            --          --             --
Issuance of
common stock for
services rendered
and certain
technology
rights...........          --     --       191,600   --          845        --            --          --             --
Issuance of
Series D
convertible
preferred stock
to investors at
$5.50 per share
for cash, less
issuance costs of
$37..............    3,636,364    --           --    --       19,963        --            --          --             --
Issuance of
Series E
convertible
preferred stock
to a collaborator
at $6.25 per
share............      800,000    --           --    --        5,000        --            --          --             --
Issuance of
common stock for
initial public
offering at
$16.00 per share
less issuance
costs of $9,403..          --     --     6,900,000     1     100,996        --            --          --             --
Conversion of
convertible
preferred stock
to common stock..  (11,898,031)    (1)  11,898,031     1         --         --            --          --             --
Deferred stock
compensation.....          --     --           --    --       19,487        --        (19,487)        --             --
Amortization of
deferred stock
compensation.....          --     --           --    --          --         --          4,872         --             --
Net loss and
comprehensive
loss.............          --     --           --    --          --         --            --          --         (11,318)
                   -----------  -----   ----------   ---    --------    -------     ---------       -----      ---------
Balance at
December 31,
1999.............          --     --    30,860,781     3     176,517     (1,411)      (17,216)        --         (24,177)
Issuance of
common stock to
employees and
upon exercise of
options for cash
and promissory
notes............          --     --       194,712   --        1,063        --            --          --             --
Options granted
to consultants
for services
rendered.........          --     --           --    --        2,944        --            --          --             --
Issuance of
common stock for
services rendered
and certain
technology
rights...........          --     --        17,146   --        1,001        --            --          --             --
Issuance of
common stock for
follow-on
offering at
$97.00 per share
less issuance
costs of $8,167..          --     --     1,500,000   --      137,332        --            --          --             --
Issuance of
common stock and
options for
acquisitions.....          --     --     1,122,378   --       66,166        --        (14,606)        --             --
Repurchase of
common stock and
cancellation of
options..........          --     --      (118,281)  --         (572)        51           513         --             --
Payments of
stockholder
notes............          --     --           --    --          --         584           --          --             --
Acceleration of
employee stock
options..........          --     --           --    --        1,575        --            --          --             --
Amortization of
deferred
compensation.....          --     --           --    --          --         --         11,429         --             --
Components of
comprehensive
loss:............
 Net loss........          --     --           --    --          --         --            --          --         (59,585)
 Currency
 translation
 adjustment......          --     --           --    --          --         --            --           66            --
 Change in
 unrealized gain
 on available-
 for-sale
 securities......          --     --           --    --          --         --            --          521            --
 Comprehensive
 loss............          --     --           --    --          --         --            --          --             --
                   -----------  -----   ----------   ---    --------    -------     ---------       -----      ---------
Balance at
December 31,
2000.............          --   $ --    33,576,736   $ 3    $386,026    $  (776)    $ (19,880)      $ 587      $ (83,762)
                   ===========  =====   ==========   ===    ========    =======     =========       =====      =========
                       Total
                   Stockholders'
                      Equity
                   -------------
Balance at
January 1, 1998..    $   2,571
Issuance of
Series A
convertible
preferred stock
to investors at
$2.00 per share
for cash.........           10
Issuance of
Series B
convertible
preferred stock
to investors at
$3.00 per share
for cash, less
issuance cost of
$36..............       10,967
Issuance of
Series C
convertible
preferred stock
to a collaborator
for cash at $5.00
per share........        5,000
Options granted
to consultants
for services
rendered.........          209
Issuance of
common stock to
consultants for
cash and services
and to employees
upon exercise of
stock options for
cash and
promissory notes
 .................          208
Deferred stock
compensation.....          --
Amortization of
deferred stock
compensation.....        1,561
Net loss and
comprehensive
loss.............       (8,826)
                   -------------
Balance at
December 31,
1998.............       11,700
Issuance of
common stock to
employees upon
exercise of
options for cash
and promissory
notes............          782
Options granted
to consultants
for services
rendered.........          875
Issuance of
common stock for
services rendered
and certain
technology
rights...........          845
Issuance of
Series D
convertible
preferred stock
to investors at
$5.50 per share
for cash, less
issuance costs of
$37..............       19,963
Issuance of
Series E
convertible
preferred stock
to a collaborator
at $6.25 per
share............        5,000
Issuance of
common stock for
initial public
offering at
$16.00 per share
less issuance
costs of $9,403..      100,997
Conversion of
convertible
preferred stock
to common stock..          --
Deferred stock
compensation.....          --
Amortization of
deferred stock
compensation.....        4,872
Net loss and
comprehensive
loss.............      (11,318)
                   -------------
Balance at
December 31,
1999.............      133,716
Issuance of
common stock to
employees and
upon exercise of
options for cash
and promissory
notes............        1,063
Options granted
to consultants
for services
rendered.........        2,944
Issuance of
common stock for
services rendered
and certain
technology
rights...........        1,001
Issuance of
common stock for
follow-on
offering at
$97.00 per share
less issuance
costs of $8,167..      137,332
Issuance of
common stock and
options for
acquisitions.....       51,560
Repurchase of
common stock and
cancellation of
options..........          (8)
Payments of
stockholder
notes............          584
Acceleration of
employee stock
options..........        1,575
Amortization of
deferred
compensation.....       11,429
Components of
comprehensive
loss:............
 Net loss........      (59,585)
 Currency
 translation
 adjustment......           66
 Change in
 unrealized gain
 on available-
 for-sale
 securities......          521
 Comprehensive
 loss............      (58,998)
                   -------------
Balance at
December 31,
2000.............    $ 282,198
                   =============

                            See accompanying notes.

                                 MAXYGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year ended December 31,
                                                 ----------------------------
                                                  1998      1999      2000
                                                 -------  --------  ---------
Operating activities
Net loss........................................ $(8,826) $(11,318) $ (59,585)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     178       729      1,611
  Amortization of intangible assets.............     --        --       3,418
  Non-cash stock compensation...................   1,561     4,862     13,004
  Common stock issued and stock options granted
   to consultants for services rendered and for
   certain technology rights....................     332     1,730      3,945
  Acquired in-process research and development..     --        --      28,959
  Changes in operating assets and liabilities:
    Grant and other receivables.................    (590)   (2,438)    (5,137)
    Prepaid expenses and other current assets...    (239)     (529)      (380)
    Deposits and other assets...................    (422)     (211)      (770)
    Accounts payable............................     365       (96)    (3,714)
    Accrued liabilities.........................     208     1,757      4,296
    Deferred revenue............................   4,691     2,572      1,576
    Other.......................................      53      (105)       (19)
                                                 -------  --------  ---------
Net cash used in operating activities...........  (2,689)   (3,047)   (12,796)
                                                 -------  --------  ---------
Investing activities
Cash acquired in acquisition....................     --        --         349
Purchases of available-for-sale securities......     --        --    (179,120)
Maturities of available-for-sale securities.....     --        --      33,000
Acquisition of property and equipment...........    (760)   (4,492)    (5,366)
                                                 -------  --------  ---------
Net cash used in investing activities...........    (760)   (4,492)  (151,137)
                                                 -------  --------  ---------
Financing activities
Proceeds from issuance of convertible preferred
 stock, net of issuance costs...................  14,477    24,963        --
Proceeds from notes payable.....................   1,500       --         --
Borrowings under equipment financing
 obligations....................................     --      1,834        166
Repayments under equipment financing
 obligations....................................     --        --        (172)
Payments received on promissory notes...........     --        --         584
Proceeds from issuance of common stock, net of
 issuance costs.................................      85   101,779    138,386
                                                 -------  --------  ---------
Net cash provided by financing activities.......  16,062   128,576    138,964
                                                 -------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents....................................  12,613   121,037    (24,969)
Cash and cash equivalents at beginning of
 period.........................................   2,693    15,306    136,343
                                                 -------  --------  ---------
Cash and cash equivalents at end of period...... $15,306  $136,343  $ 111,374
                                                 =======  ========  =========
Schedule of noncash transactions
Tangible and intangible assets acquired in
 acquisition for shares of common stock, net of
 cash acquired and liabilities assumed.......... $   --   $    --   $  53,210
Shares issued for technology.................... $   --   $    --   $     958
Issuance of common stock in exchange for note
 receivable..................................... $   269  $    863  $     --
Conversion of note payable to preferred stock... $ 1,500  $    --   $     --

                            See accompanying notes.

                                 MAXYGEN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

 Organization and Principles of Consolidation

   Maxygen, Inc. (the "Company") was incorporated in Delaware on May 7, 1996. The Company develops and applies proprietary directed molecular evolution technologies, also known as "MolecularBreeding", to evolve new or improved properties into single genes, multigene pathways, vectors, and genomes. Since the technology can be applied to a wide range of genetic targets, the Company will explore commercial opportunities for the directed evolution of human pharmaceuticals, as well as industrial products. The MolecularBreeding directed molecular evolution technologies were conceived at Affymax Research Institute ("Affymax"), a subsidiary of Glaxo Group Ltd. In March 1997, all rights to the MolecularBreeding directed molecular evolution technologies were transferred by Affymax to the Company in exchange for the issuance of 5,460,000 shares of common stock.

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

   The consolidated financial statements include the amounts of the Company and its wholly owned subsidiaries, Maxygen ApS (Denmark), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman). All significant intercompany balances and transactions have been eliminated in consolidation.

 Foreign Currency Translation

   The functional currency of Maxygen ApS is the Danish kroner. Assets and liabilities of Maxygen ApS are translated at current exchange rates, and the related revenues and expenses are translated at average exchange rates in effect during the period. Gains and losses from currency translation are included in other comprehensive income (loss). Currency transaction gains or losses are included in interest income and other, net, and are not significant to the Company's operating results.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investments with maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable equity securities, municipal, government and debt obligations. Short and long-term investments include municipal, government and debt obligations.

   Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders'

                                 MAXYGEN, INC.

equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value deemed to be other-than-temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income.

 Derivative Financial Instruments

   On December 22, 2000, the Company entered into derivative contracts for the first time and has recorded those contracts under Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships. Since these were the Company's first derivative contracts, no cumulative effect adjustment was required upon adoption of SFAS 133. The Company is exposed to market risk, such as changes in interest rates and currency exchange rates.

   The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. To date the Company has entered into only foreign currency forward exchange contracts generally expiring within one year to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

   All derivatives are recognized on the balance sheet at their fair value. The Company has designated its derivatives as foreign currency cash flow hedges. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign currency cash flow hedges are recorded in other comprehensive income until the associated hedged transaction impacts earnings.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign-currency hedges to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

   The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company's funding of Maxygen ApS. All foreign currency contracts are denominated in Danish kroner and are with a large financial institution rated as strong investment grade by a major rating agency. At December 31, 2000, these cash flow hedges were highly effective.

   As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 12 months. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2000, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of $14.5 million.

                                 MAXYGEN, INC.

 Concentration of credit risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A significant portion of the Company's accounts receivable balance at December 31, 1999 and 2000 consist of balances due from government agencies.

 Property and Equipment

   Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of six years or the estimated useful life of the assets.

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets are amortized using the straight-line method over the assets' estimated useful lives of three years. See Note 12 for detail of intangible assets acquired.

 Long-Lived Assets

   Management generally evaluates long-lived assets, including goodwill and other intangible assets on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, the Company will review its long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded to date.

 Revenue Recognition

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that was adopted in the quarter ended December 31, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. The Company's revenue recognition policies comply with SAB 101 and thus the adoption did not have any effect on its results of operations.

   Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified research milestones. Royalties, if any, will be recognized when earned.

                                 MAXYGEN, INC.

   The Company was awarded Defense Advanced Research Projects Agency grants and National Institute of Standards and Technology-Advanced Technology Program grants totaling approximately $27.2 million since inception for various research and development projects. The terms of these grant agreements are three years. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

 Research and Development Expenses

   Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. See Note 4.

 Stock-Based Compensation

   The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. In 1998, 1999 and 2000, the Company recognized deferred stock compensation related to certain stock option grants. See Note 9. Pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is also included in Note 9.

   Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

 Net Loss Per Share

   Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Unaudited pro forma basic and diluted net loss per common share has been computed for the years ended December 31, 1998 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common stock immediately before the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

                                 MAXYGEN, INC.

   The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Net loss attributable to common stockholders...... $(8,826) $(13,518) $(59,585)
                                                   =======  ========  ========
Basic and diluted:
  Weighted-average shares of common stock
   outstanding....................................   8,789    10,879    32,466
  Less: weighted-average shares subject to
   repurchase.....................................  (2,041)   (2,025)   (2,127)
                                                   -------  --------  --------
  Weighted-average shares used in computing basic
   and diluted net loss per share.................   6,748     8,854    30,339
                                                   =======  ========  ========
Basic and diluted net loss per share.............. $ (1.31) $  (1.53) $  (1.96)
                                                   =======  ========  ========
Pro forma: (unaudited)
  Share used above................................   6,748     8,854
  Pro forma adjustment to reflect weighted effect
   of conversion
   of convertible preferred stock (unaudited).....   5,014     9,395
                                                   -------  --------
  Shares used in computing pro forma basic and
   diluted net loss per share (unaudited).........  11,762    18,249
                                                   =======  ========
  Pro forma basic and diluted net loss per share
   (unaudited).................................... $ (0.75) $  (0.74)
                                                   =======  ========

   The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share, before application of the treasury stock method for options, was approximately 11,305,000 at December 31, 1998, 2,601,000 at December 31, 1999 and 6,652,000 at December 31, 2000. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 9 for further information on these securities.

2. Cash Equivalents and Investments

   The Company's cash equivalents and investments as of December 31, 2000 are as follows (in thousands):

                                                Gross      Gross    Estimated
                                  Amortized   Unrealized Unrealized   Fair
                                    Cost        Gains      Losses     Value
                                  ---------   ---------- ---------- ---------
   Money market funds............  $ 42,992     $ --       $ --     $  42,992
   Corporate debt obligations....    92,502       518        (62)      92,958
   Commercial paper..............   122,000        65        --       122,065
                                  ---------     -----      -----    ---------
     Total.......................   257,494       583        (62)     258,015
   Less amounts classified as
    cash equivalents.............  (111,374)      --         --      (111,374)
                                  ---------     -----      -----    ---------
   Total investments.............  $146,120     $ 583       $(62)   $ 146,641
                                  =========     =====      =====    =========

   At December 31, 1999, cash equivalents consisted of money market funds and amortized costs were equal to fair market value. Realized gains or losses on the sale of available-for-sale securities for 1998, 1999 and 2000 were insignificant.

                                 MAXYGEN, INC.

   At December 31, 2000, the contractual maturities of investments were as follows (in thousands):

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
     Due within one year.................................... $110,475  $110,805
     Due after one year.....................................   35,645    35,836
                                                             --------  --------
                                                             $146,120  $146,641
                                                             ========  ========

3. Collaborative Agreements

   At December 31, 2000, the Company had nine active multi-year research and development collaborations with collaborative partners. These agreements generally include up-front licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require the Company to devote a specified number of employees to the research efforts over defined terms ranging from three to five years. Total revenue recognized under the collaboration agreements was $1.1 million in 1998, $8.9 million in 1999 and $13.3 million in 2000.

   Assuming the Company's research efforts for existing collaborations are expended for the full research term, the Company has total committed funding of approximately $93.7 million from their collaborators. The Company can receive potential milestone payments from existing collaborations, which could exceed $240 million, based on the accomplishment of specific performance criteria, in addition to earned royalties on product sales or cost savings.

   In general, our research obligations and the obligations of our corporate partners to provide research funding cannot be terminated before the end of the research term unless there has been a material breach of the contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

   The following table represents the percentage of the Company's collaborative revenue that has been recognized pursuant to the Company's largest collaborators:

                                                                December 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
     Partner A................................................ 50.5%  5.1%  3.8%
     Partner B................................................ 15.2%  2.1%  0.6%
     Partner C................................................  5.8% 67.5% 45.1%
     Partner D................................................  --   17.9% 33.0%

   No other collaborator has comprised more than 10% of revenue in any period presented. In addition to providing the research funding summarized above, certain of the Company's collaborators have also purchased equity investments in the Company. These equity purchases and other significant terms of current and prior collaborators are described below.

 Hercules Incorporated

   In November 2000, the Company entered into a four-year collaboration with Hercules Incorporated ("Hercules") focused on developing high value specialty chemicals via custom-made biological catalysts. Under the terms of the collaboration, Hercules will retain exclusive worldwide commercialization rights for specific

                                 MAXYGEN, INC.

applications of products generated in the collaboration. The Company will retain rights to all applications of products not exclusively licensed to Hercules. The collaboration is focused on a number of high revenue-generating products in Hercules' core business.

 Chevron Research and Technology Co.

   In October 2000, the Company entered into a three-year collaboration with Chevron Research and Technology Co. ("Chevron") to develop novel bioprocesses for specific petrochemical products. Under the terms of the agreement, Chevron will receive worldwide commercialization rights.

 H. Lundbeck A/S

   In September 2000, Maxygen ApS, a wholly-owned subsidiary of the Company, entered into a three-year collaborative research and development agreement with
H. Lundbeck A/S ("Lundbeck"), to develop a protein pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Lundbeck has licensed rights to this product for central nervous system diseases. The Company has retained rights for neurological indications in key Asian markets and global rights for all indications outside of central nervous system diseases, including inflammatory disease and cancer.

 Pfizer

   In September 2000, the Company extended a May 1998 agreement with Pfizer Inc. ("Pfizer") in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, the Company improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer's product, and delivered an improved pathway that is currently under commercial development by Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning the Company research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. Additionally, Pfizer has agreed to fund additional research and development to allow the Company to further enhance the performance of the pathway.

 Technological Resources PTY Limited

   In January 2000, the Company entered into a three-year collaborative research and development agreement with Technological Resources PTY Limited, a wholly-owned subsidiary of Rio Tinto Limited ("TRPL"), to develop novel enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes more generally for use in chemical bioprocessing and other applications. Pursuant to the agreement, the parties will share revenues on certain commercialized products and processes.

 Syngenta

   In June 1999, the Company entered into a five-year collaborative research agreement with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta ("Syngenta") to improve the yield and quality of several of Syngenta's strategic crops. Syngenta will receive worldwide commercialization rights.

   On an annual basis beginning in the second year of the agreement, Syngenta must either pay an annual technology advancement fee or purchase shares of the Company's stock at a 50% premium to the then current fair value. If Syngenta elects to buy stock, the resulting premium will be accounted for as technology

                                 MAXYGEN, INC.

advancement funding. The technology advancement funding is intended to fund the Company's continuing development of its core MolecularBreeding directed molecular evolution technology.

   In August 1999, in conjunction with the agreement, Syngenta purchased 800,000 shares of Series E convertible preferred stock at $6.25 per share (subsequently converted to common stock upon the Company's initial public offering). The Company recorded a deemed dividend of $2.2 million at the date of issuance. The deemed dividend is further described in Note 9.

 E.I. duPont de Nemours and Company

   In December 1998, the Company entered into a five-year collaborative research and license agreement with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. duPont de Nemours and Company ("DuPont") to utilize MolecularBreeding directed molecular evolution technologies to generate novel gene products for use in the development of specific crop protection and quantity grain traits in corn, soybeans, and certain other crops. DuPont will receive worldwide commercialization rights.

   In December 1998, in conjunction with the agreement, DuPont purchased 1,000,000 shares of Series C convertible preferred stock at $5.00 per share, which was the fair value of the preferred stock on the date of issuance (subsequently converted to common stock upon the Company's initial public offering). Furthermore, in December 1999, DuPont purchased 312,500 shares of the Company's common stock at the initial public offering price of $16.00.

 Gist-brocades N.V.

   In March 1999, the Company entered into a three-year collaborative research and license agreement with Gist-brocades N.V., a subsidiary of DSM N.V. ("DSM") to utilize the Company's proprietary MolecularBreeding directed molecular evolution technologies to develop certain novel enzymes involved in the manufacture of certain classes of antibiotics. Under the terms of the agreement, DSM will receive worldwide commercialization rights.

 Novozymes

   In September 1997, the Company entered into a five-year License and Collaboration Agreement with Novo Nordisk A/S (now known as "Novozymes") to use MolecularBreeding directed molecular evolution technologies to develop products in specific industrial enzyme fields.

 Other Collaborations

   The Company has recognized revenue in fiscal 1998, 1999 and 2000 under other corporate collaborations for which it has completed all of its research obligations.

4. Sponsored License and Research Agreements

   The Company has entered into several research agreements to fund research at universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $702,000 in 1998, $1.1 million in 1999 and $4.9 million in 2000.

                                 MAXYGEN, INC.

   In 2000, the Company paid $320,000 and issued 16,000 shares of common stock with a fair value of $958,000 in exchange for a technology license. This amount is included in research and development expense for 2000 as it relates to technology that is in research and development and has no alternative future uses. In 1999 the Company issued 175,000 shares of common stock with a fair value of $783,000 to research institutions in exchange for technology licenses. This amount is included in research and development expense for 1999 as the related technology is in research and development and has no alternative future uses.

5. Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
     Leasehold improvements ................................... $1,352  $ 2,249
     Machinery and laboratory equipment .......................  3,719    8,536
     Computer equipment and software...........................    266    1,019
     Furniture and fixtures ...................................    374      670
                                                                ------  -------
                                                                 5,711   12,474
     Less accumulated depreciation and amortization ...........   (947)  (2,558)
                                                                ------  -------
     Property and equipment, net............................... $4,764  $ 9,916
                                                                ======  =======

6. Equipment Financing

   In June 1999, the Company entered into an equipment financing agreement for up to $2.0 million with a financing company. In July 1999 through May 2000, the Company financed $2.0 million in equipment purchases structured as loans. The equipment loans are to be repaid over 48 months at interest rates of 11.73% to 12.78% and are secured by the related equipment. During the first 6 months of the loan terms, the payments consist of interest only. Accumulated amortization of assets acquired pursuant to these obligations was approximately $226,000 at December 31, 1999 and $1.4 million at December 31, 2000.

   At December 31, 2000, the Company's future minimum principal payments under the equipment financing arrangements are as follows (in thousands):

     Year ended
     December 31,
     ------------
      2001............................................................... $  533
      2002...............................................................    622
      2003...............................................................    618
      2004...............................................................     55
                                                                          ------
                                                                          $1,828
                                                                          ======

7. Commitments

 Facility Leases

   The Company leases facilities under operating leases that commenced in 1999 and 2000. The leases expire for specified facilities in 2002 and 2005. The leases contain a renewal option on the facilities under the portion of the lease that expires in 2002. These leases also include scheduled rent increases. The scheduled rent increases

                                 MAXYGEN, INC.

are recognized on a straight-line basis over the term of the lease. Minimum annual rental commitments under operating leases are as follows (in thousands):

     Year ended
     December 31,
     ------------
      2001.............................................................. $ 3,258
      2002..............................................................   3,899
      2003..............................................................   4,229
      2004..............................................................   4,392
      2005..............................................................   1,311
                                                                         -------
                                                                         $17,089
                                                                         =======

   Total rent expense was $147,000 in 1998, $1.3 million in 1999 and $2.3 million in 2000.

8. Related Party Transactions

   In February 1997, the Company entered into a services and facility agreement, which was amended in September 1998 and February 1999, with Affymax Research Institute ("ARI"), a related party. Under the agreement, ARI provided certain accounting, human resources, materials management, facility, safety, library, and information technology services, as well as the use of designated space in the ARI facility for specified periods. In exchange, the Company agreed to pay ARI $417,000 for the period from February 1, 1997 to December 31, 1997, $667,000 for the period from January 1, 1998 to December 31, 1998, and $135,000 for the period from January 1, 1999 to April 1, 1999. These expenses were determined by ARI based upon the relative percentage of effort expended by ARI personnel on the Company's affairs and the relative use of facilities and fixed assets of ARI. Management believes that the charges from ARI were reasonable and would not have been materially different on a stand-alone basis. In addition, ARI agreed to transfer title of fixed assets with a carrying value of approximately $55,000 to the Company. The agreement expired in April 1999.

   The Company issued full recourse loans to certain employees, of which $1.6 million was outstanding at December 31, 1999 and $926,000 was outstanding at December 31, 2000. These loans bear interest at rates ranging from 4.83% to 6.42% with terms ranging from three to five years. The loans were for the purchase of the Company's common stock and are classified in stockholders' equity. One full recourse loan for $150,000 was made for the purchase of a home and is classified as other assets.

9. Stockholders' Equity

 Convertible Preferred Stock

   In connection with the terms of the collaboration agreement with Syngenta, the Company issued Series E convertible preferred stock in August 1999 at $6.25 per share. At the date of issuance, the Company believed the per share price of $6.25 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. After the commencement of the Company's initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of August 1999 and determined it to be $9.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $2,200,000, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for 1999.

   In December 1999, the Company completed its initial public offering of common stock under the Securities Act of 1933, in which $101.0 million in net proceeds was realized (including net proceeds from a simultaneous

                                 MAXYGEN, INC.

private placement and the exercise of the underwriter's over-allotment option). Upon the completion of the initial public offering, all of the Series A, B, C, D, and E preferred stock outstanding converted into 11,898,031 shares of common stock.

 Preferred Stock

   The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of preferred stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders.

 1997 Stock Option Plan

   In 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of the Company. Under the 1997 Plan, incentive options to purchase the Company's common stock may be granted to employees at prices not lower than fair value at the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value at the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Certain options can be immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase, which generally lapses over four years (lapsing at a rate of 25% at the end of each year). If not immediately exercisable, options generally vest over four years (vesting at a rate of 25% at the end of each year). The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase or an amount determined by the board of directors. At December 31, 2000, 402,455 shares remain available under the 1997 Plan.

 1999 Nonemployee Directors Stock Option Plan

   In September 1999, the Company adopted the 1999 Nonemployee Directors Stock Option Plan (the "Directors Plan") and reserved a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At each board meeting immediately following each annual stockholders meeting, each non-employee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors Plan will be equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors Plan will vest as to 25% of the shares subject to the option one year after the date of grant and at a rate of 25% of the shares at the end of each year. Each subsequent grant will generally vest in full one year after the date of grant. The Directors Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors Plan. At December 31, 2000, 275,000 shares remain available under the Directors Plan.

 2000 International Stock Option Plan

   In April 2000, the Company adopted the 2000 International Stock Option Plan (the "International Plan") under which the board of directors may issue nonqualified stock options to employees, directors and consultants

                                 MAXYGEN, INC.

of non-U.S. subsidiaries of the Company. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally over four years at a rate of 25% at the end of each year. The International Plan provides for the issuance of options covering up to 1,000,000 shares of common stock of the Company. At December 31, 2000, 401,230 shares remain available under the International Plan.

 2000 Non-Officer Employee Stock Option Plan

   In December 2000, the Company adopted the 2000 Non-Officer Stock Option Plan (the "Non-Officer Plan") under which the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company's common stock) and consultants of the Company or any of its affiliates. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally over four years at a rate of 25% at the end of each year. The Non-Officer Plan provides for the issuance of options covering up to 1,500,000 shares of common stock of the Company. The Non-Officer Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the greater of (i) 250,000 shares or (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2000, 1,298,000 shares remain available under the Non-Officer Plan.

   Activity under the 1997 Plan, the Directors Plan, the International Plan and the Non-Officer Plan (collectively, the "Plans") was as follows:

                                                           Options Outstanding
                                                           ---------------------
                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                 Shares    Number of   Price Per
                                               Available     Shares      Share
                                               ----------  ----------  ---------
   Balance at January 1, 1998.................    248,450   1,791,550   $ 0.20
   Shares authorized..........................  3,860,000         --       --
   Options granted............................ (1,537,120)  1,537,120   $ 0.30
   Options exercised..........................        --   (1,495,500)  $ 0.22
   Options canceled...........................     38,500     (38,500)  $ 0.24
                                               ----------  ----------
   Balance at December 31, 1998...............  2,609,830   1,794,670   $ 0.27
   Shares authorized..........................  1,800,000         --       --
   Options granted............................ (2,986,830)  2,986,830   $ 3.25
   Options exercised..........................        --   (2,640,650)  $ 0.62
   Options canceled...........................     64,488     (64,488)  $ 0.35
                                               ----------  ----------
   Balance at December 31, 1999...............  1,487,488   2,076,362   $ 4.11
   Shares authorized..........................  4,000,000         --       --
   Options granted............................ (3,264,710)  3,264,710   $51.27
   Options exercised..........................        --     (127,172)  $ 0.73
   Options canceled...........................    153,907    (153,907)  $23.01
                                               ----------  ----------
   Balance at December 31, 2000...............  2,376,685   5,059,993   $34.05
                                               ==========  ==========

                                 MAXYGEN, INC.

   The options outstanding and exercisable under the Plans at December 31, 2000 are as follows:

                                       Options                     Options
                                     Outstanding                 Exercisable
                                     -----------              -------------------
                                      Weighted
                                       Average
                                      Remaining    Weighted             Weighted
                                     Contractual   Average              Average
       Exercise Price                   Life       Exercise             Exercise
           Range          Number     (in years)     Price     Number     Price
       --------------    ---------   -----------   --------   -------   --------
      $  0.20--$  0.30     532,263       6.3       $  0.25    388,562    $ 0.24
      $  0.50--$  0.75     440,447       8.6       $  0.71     59,930    $ 0.66
      $  7.50--$ 11.00     775,875       8.9       $  7.95    226,380    $ 7.88
      $ 16.00--$ 22.65     133,332       6.8       $ 18.07     22,330    $16.00
      $ 24.23--$ 35.13     815,940       9.9       $ 30.25        --        --
      $ 41.25--$ 59.81   2,190,636       9.6       $ 53.98      2,500    $46.50
      $ 62.00--$ 81.00      80,500       9.3       $ 68.61        --        --
      $162.50--$162.50      91,000       9.2       $162.50        --        --
                         ---------                            -------
                         5,059,993       9.0       $ 34.05    699,702    $ 3.42
                         =========                            =======

   The weighted-average grant date fair value of options granted was $2.13 in 1998, $10.02 in 1999 and $35.02 in 2000.

 1999 Employee Stock Purchase Plan

   In September 1999, the Company's board of directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 400,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase or such amount as may be determined by the board of directors. The Purchase Plan will terminate in September 2019, unless terminated earlier in accordance with the provisions of the Purchase Plan. The first purchase under the Purchase Plan occurred on September 29, 2000 when 67,540 shares of common stock were purchased. The weighted average fair value of purchase rights granted during the year was $7.53.

 Fair value disclosures

   Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and common stock purchase rights under the fair market value method of that statement.

                                 MAXYGEN, INC.

   For fiscal years 1998 and 1999, the fair value of the options were estimated at the date of grant using the minimum value method. For fiscal 2000, the Company calculated the fair value using the Black-Scholes option pricing model. The following assumptions were used:

                                            1998         1999         2000
                                        ------------ ------------ ------------
   Expected dividend yield.............      0%           0%           0%
   Risk-free interest rate range--
    Options............................ 4.4% to 5.6% 5.1% to 6.2% 5.4% to 6.5%
   Risk-free interest rate range--
    ESPP...............................     --           --       5.8% to 6.2%
   Expected life--Options .............   5 years      5 years      4 years
   Expected life--ESPP ................     --           --        0.8 years
   Expected volatility.................     --           --           0.9

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effect of SFAS 123 will not be fully reflected until fiscal 2002. The Company's pro forma net loss information is as follows (in thousands, except per share amounts):

                                                  Year ended December 31,
                                                 ---------------------------
                                                  1998      1999      2000
                                                 -------  --------  --------
   Net loss attributable to common
    stockholders--as reported................... $(8,826) $(13,518) $(59,585)
                                                 =======  ========  ========
   Net loss attributable to common
    stockholders--pro forma..................... $(8,871) $(13,669) $(90,567)
                                                 =======  ========  ========
   Basic and diluted net loss per share--as
    reported.................................... $ (1.31) $  (1.53) $  (1.96)
                                                 =======  ========  ========
   Basic and diluted net loss per share--pro
    forma....................................... $ (1.31) $  (1.54) $  (2.99)
                                                 =======  ========  ========

   In March through December 1998, the Company granted options to purchase 173,000 shares of common stock, of which options to purchase 86,500 shares were fully vested, to consultants for services rendered. In addition, in September 1998, 75,000 shares of common stock were issued to consultants for services at a deemed fair value of $2.25 per share. Stock compensation expense of $364,000 was recognized in 1998 related to these transactions. During the year ended December 31, 1999, the Company issued 15,000 shares of common stock for services rendered at a deemed fair market value of $4.00 per share and granted options to purchase 87,000 shares of common stock to consultants for services rendered. Stock compensation expense of $928,000 was recognized in 1999 related to these transactions. During the year ended December 31, 2000, the Company issued 1,146 shares of common stock to consultants for services rendered. Stock compensation expense of $43,000 was recognized in 2000 related to these transactions. Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 2000: estimated volatility of 0.9, risk-free interest rates of 4.4% to 6.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. In 2000 the Company recorded total compensation expense of $3.0 million related to the Black-Scholes revaluation of options grants to consultants in prior years. In addition, in 2000 the Company recorded $1.6 million stock compensation related to the acceleration of an executive stock option award.

   During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $2.6 million, $2.4 million and $19.5 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 1998, 1999 and 2000, the Company recorded amortization of deferred stock compensation expense of approximately $1.6 million, $4.9 million and $7.8 million, respectively.

                                 MAXYGEN, INC.

   In addition, the Company recorded $14.6 million of deferred compensation upon the assumption of the outstanding Maxygen ApS options and the issuance of restricted stock to founders in connection with the August 2000 acquisition of Maxygen ApS. See Note 12. The deferred compensation is being amortized over the remaining vesting term of the options. The deferred compensation pertaining to the restricted stock is being amortized using the graded vesting method. A total of $3.6 million deferred compensation expense was recognized in the year ended December 31, 2000 in connection with the Maxygen ApS options.

 Common Stock

   At December 31, 1998, 1999 and 2000, there were 1,064,250, 2,692,718 and
1,627,866 shares of restricted common stock subject to the Company's lapsing right of repurchase at a weighted-average price of $0.23, $0.61 and $7.97, respectively.

   At December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

   2000 Non-Officer Employee Stock Option Plan........................ 1,500,000
   2000 International Stock Option Plan............................... 1,000,000
   1999 Employee Stock Purchase Plan..................................   332,460
   1999 Nonemployee Directors Stock Option Plan.......................   300,000
   1997 Stock Option Plan ............................................ 4,636,678
                                                                       ---------
                                                                       7,769,138
                                                                       =========

10. Income Taxes

   At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $11.9 million and $7.8 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1.0 million and $0.8 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2019, if not utilized. The state of California net operating losses will begin to expire in the year 2006.

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

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   Net operating loss carryforwards ......................... $ 4,000  $  4,500
   Research credits..........................................     700     1,510
   Capitalized research and development......................     300       360
   Deferred revenue..........................................   1,000     2,610
   Other.....................................................     100     2,100
                                                              -------  --------
   Total deferred tax assets ................................   6,100    11,080
   Valuation allowance ......................................  (6,100)  (11,080)
                                                              -------  --------
   Net deferred tax assets................................... $   --   $    --
                                                              =======  ========

                                 MAXYGEN, INC.

   Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.7 million during 1999 and by $5.0 million during 2000.

11. Acquisition of Technology

   On May 8, 2000, the Company acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition, the Company issued 39,600 shares of Company common stock. Pursuant to the terms of the acquisition, 18,500 shares of Company common stock are being held in escrow until such time as contingencies regarding the patents related to the acquired technology are resolved. Accordingly, the Company has recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers. Had the acquisition occurred on January 1, 1999, pro forma revenue would be unchanged from amounts reported in the consolidated financial statements and the increase to pro forma net loss would be immaterial.

12. Acquisition of ProFound Pharma A/S

   On August 10, 2000, the Company completed its acquisition of Maxygen ApS (then known as ProFound Pharma A/S), a Danish biotechnology company located in Copenhagen, Denmark. Before the acquisition, Maxygen ApS was a privately-held, development-stage company that had minimal revenues since its inception in April 1999. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The Company acquired all of the equity securities of Maxygen ApS in exchange for 1,102,578 shares of its common stock and options to purchase an aggregate of 41,812 shares of its common stock. Of the 1,102,578 common stock issued, 228,766 shares were issued with repurchase rights that lapse over a three-year vesting term. The transaction was accounted for as a purchase and the results of Maxygen ApS are included in consolidated results of operation from the date of acquisition.

   The total purchase price of Maxygen ApS is as follows (in thousands):

   Fair value of common stock issued................................  $63,378
   Assumption of Maxygen ApS options at fair value..................    1,960
   Assumed liabilities..............................................    5,487
   Acquisition expenses.............................................    1,000
                                                                      -------
   Total consideration .............................................  $71,825
   Less: Deferred stock compensation related to unvested options....   (1,456)
     Deferred stock compensation related to issuance of restricted common stock .................................................  (13,149)
                                                                      -------
   Allocable purchase price.........................................  $57,220
                                                                      =======

                                 MAXYGEN, INC.

   The purchase price allocation is as follows (in thousands):

                                                            Amount  Useful Lives
                                                            ------- ------------
   Tangible net assets.....................................  $2,995     --
   Intangible assets acquired:
     In-process research and development...................  28,047     --
     Assembled workforce...................................     705       3
     Core technology.......................................   3,435       3
     Goodwill .............................................  22,038       3
                                                            -------
                                                            $57,220
                                                            =======

   A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and obtaining regulatory approval to market, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $28.0 million of the purchase price being charged to acquired in-process research and development. There can be no assurance that the in-process projects acquired, as noted above, will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company's investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could have a material adverse affect on the Company's business, financial condition or results of operations.

   The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction plus the fair value of the restricted common stock issued. The amortization period of the options is the remaining future vesting period of the unvested options. The deferred compensation related to the restricted common stock will be amortized using a graded vesting method.

   The following unaudited pro forma summary consolidated operations information of the Company is presented excluding the charge for in-process research and development, as if the acquisition of Maxygen ApS had occurred at the beginning of 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1999 or of the results that may occur in the future.

                                                               Year ended
                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                             (in thousands,
                                                            except per share
                                                                amounts)
   Total revenues ......................................... $ 14,017  $ 24,535
   Total operating expenses................................  (41,167)  (93,834)
   Net loss................................................  (27,857)  (53,933)
   Basic and diluted net loss per share.................... $  (1.44) $  (1.74)

                                 MAXYGEN, INC.

13. Subsequent Events--unaudited

 Collaboration Agreement with ALK-Abello A/S

   In February 2001, the Company established a three-year collaboration with ALK-Abello A/S, a wholly owned subsidiary of Chr. Hansen Holding A/S, Denmark, to research and develop novel recombinant therapeutics for the treatment of specific allergies. The Company will collaborate with ALK-Abello to create therapies for treating specific allergies, including allergies to house dust mites and grass, which are the cause of many common allergies. Under the terms of the collaboration, the Company will receive license fees, technology access fees, research and development funding, and potential milestone payments. Such payments to the Company could total a maximum of approximately $80 million. The Company will also be entitled to receive royalties on product sales, if any. ALK-Abello will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration.

 Collaboration Agreement with International AIDS Vaccine Initiative

   In February 2001, the Company established a three-year collaboration with the International AIDS Vaccine Initiative and DBLV, LLC, an entity established and funded by the Rockefeller Foundation to develop novel HIV vaccines. Under the agreement, DBLV will provide full research and development funding to the Company for at least three years to expand the Company's ongoing program in HIV vaccine development. The Company will retain all rights to commercialize the HIV vaccine candidates in all developed countries of the world, as well as in certain markets in the developing world.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item, other than concerning our executive officers, is incorporated by reference from the sections captioned "Proposal No. 1. Election of Directors, Board of Directors' Meetings and Committees and Directors' Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our proxy statement for the 2001 annual meeting of stockholders to be filed on or before April 30, 2001. Information required by
Item 10 concerning our executive officers is set forth in Part I of this report.

Item 11 EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in our proxy statement for the 2001 annual meeting of stockholders to be filed on or before April 30, 2001.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in our proxy statement for the 2001 annual meeting of stockholders to be filed on or before April 30, 2001.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the section captioned "Related Party Transactions" contained in our proxy statement for the 2001 annual meeting of stockholders to be filed on or before April 30, 2001.

                                    PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Upon written request, Maxygen will provide, without charge, a copy of this annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

     Maxygen, Inc.
     Investor Relations
     515 Galveston Drive
     Redwood City, CA 94063
     (650) 298-5300

   In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by us at www.sec.gov. Our website is located at www.maxygen.com. Information contained on our website is not a part of this annual report.

   The following documents are being filed as part of this report:

   a) Financial Statements.

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  49
   Consolidated Balance Sheets.............................................  50
   Consolidated Statements of Operations...................................  51
   Consolidated Statement of Stockholders' Equity..........................  52
   Consolidated Statements of Cash Flows...................................  53
   Notes to Consolidated Financial Statements..............................  54

   Financial statement schedules have been omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

   (b) The following reports on Form 8-K were filed during the year ended December 31, 2000.

    (1) On August 15, 2000, Maxygen filed a report on Form 8-K reporting the acquisition of ProFound Pharma A/S.

    (2) On October 24, 2000, Maxygen filed a report on Form 8-K/A that amended the report on Form 8-K filed on August 15, 2000.

   (c) Exhibits.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 2.1     Exchange Agreement, dated as of April 12, 2000 (the "Exchange
          Agreement"), by and among Maxygen, Inc., Maxygen Holdings Ltd.,
          ProFound Pharma A/S ("ProFound") and the shareholders of ProFound(1)

 2.2 Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound(1)

 3.1     Amended and Restated Certificate of Incorporation(2)

 3.2     Amended and Restated Bylaws(2)

 4.1     Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1)(3)

 4.2 Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated November 13, 2000


 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 *10.1   1997 Stock Option Plan, as amended, with applicable option agreement

  10.2   Form of Promissory Note dated March 14, 1997 executed by each of
          Russell J. Howard and Isaac Stein in favor of Maxygen(3)

  10.3+  Technology Transfer Agreement among Maxygen, Affymax Technologies N.V.
          and Glaxo Wellcome plc dated March 14, 1997, as amended, effective
          March 1, 1998 (Exhibit 10.3 to Amendment No. 2)(3)

  10.4   Lease between Metropolitan Life Insurance Company and Maxygen dated
          October 21, 1998(3)

  10.5 First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen(3)

  10.6 Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen

  10.7   Lease between Metropolitan Life Insurance Company and Maxygen dated
          April 21, 2000 (Exhibit 10.2)(2)

  10.8   Lease Agreement between ProFound Pharma A/S and The Science Park in
          Horsholm dated May 5, 2000 (Exhibit 10.1)(4)

 *10.9   Form of Officer and Director Indemnification Agreement (Exhibit
          10.7)(3)

 *10.10 1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement

 *10.11  1999 Employee Stock Purchase Plan, as amended

 *10.12 Form of Promissory Note issued in connection with exercise of stock options (Exhibit 10.10)(3)

  10.13+ License and Collaboration Agreement between Maxygen and Novo Nordisk
          A/S effective as of September 17, 1997, as amended June 29, 1998,
          July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No.
          2)(3)

  10.14+ Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc.
          and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1)(3)

  10.15+ Agreement between Maxygen and Gist-Brocades B.V. entered into March
          15, 1999 (Exhibit 10.13 to Amendment No. 2)(3)

  10.16+ Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2)(3)

  10.17+ Collaborative Research and Development Agreement made as of January
          19, 2000 between Technological Resources Pty Limited and Maxygen
          (Exhibit 10.15 to Amendment No. 1)(5)

 *10.18  Promissory Note dated April 22, 1999, executed by Joseph Affholter and
          Roxanne Affholter in favor of Maxygen (Exhibit 10.6)(3)

 *10.19  Letter Agreement dated January 28, 2000, between Maxygen and Joseph A.
          Affholter (Exhibit 10.16)(5)

 *10.20 Exclusive Consulting Agreement dated January 28, 2000, between Maxygen and Joseph A. Affholter (Exhibit 10.17)(5)

 *10.21  Promissory Note dated January 28, 2000, executed by Joseph A.
          Affholter and Roxanne B. Affholter in favor of Maxygen (Exhibit
          10.18)(5)

 *10.22  Pledge Agreement dated January 28, 2000, among Joseph A. Affholter,
          Roxanne B. Affholter and Maxygen (Exhibit 10.19)(5)


 Exhibit
 Number                         Description of Exhibit
 -------                        ----------------------
 10.23+  Cooperative Research and Development Agreement between the National
          Cancer Institute, National Institutes of Health dated February 24,
          2000 (Exhibit 10.20)(5)

 21.1    List of Subsidiaries

 23.1    Consent of Ernst & Young LLP, Independent Auditors

 24.1    Power of Attorney (included on signature page)

--------
 *  Management contract or compensatory plan or arrangement.

 + Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1) Incorporated by reference to the corresponding exhibit to Maxygen's Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Maxygen's Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3) Incorporated by reference to the corresponding or indicated exhibit to Maxygen's Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 2000.

(4) Incorporated by reference to the indicated exhibit to Maxygen's Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(5) Incorporated by reference to the indicated exhibit to Maxygen's Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAXYGEN, INC.

March 20, 2001                                    /s/ Russell J. Howard
                                          By: _________________________________
                                                     Russell J. Howard
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Rabson and Lawrence Briscoe or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Russell J. Howard           Chief Executive Officer      March 20, 2001
______________________________________  and Director (Principal
          Russell J. Howard             Executive Officer)

        /s/ Lawrence Briscoe           Chief Financial Officer      March 20, 2001
______________________________________  (Principal Financial and
           Lawrence Briscoe             Accounting Officer)

          /s/ Isaac Stein              Chairman of the Board        March 20, 2001
______________________________________
             Isaac Stein

        /s/ Robert J. Glaser           Director                     March 20, 2001
______________________________________
           Robert J. Glaser

        /s/ M.R.C. Greenwood           Director                     March 20, 2001
______________________________________
           M.R.C. Greenwood

         /s/ Gordon Ringold            Director                     March 20, 2001
______________________________________
            Gordon Ringold

          /s/ George Poste             Director                     March 20, 2001
______________________________________
             George Poste

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
   2.1   Exchange Agreement, dated as of April 12, 2000 (the "Exchange
          Agreement"), by and among Maxygen, Inc., Maxygen Holdings Ltd.,
          ProFound Pharma A/S ("ProFound") and the shareholders of ProFound(1)

   2.2 Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound(1)

   3.1   Amended and Restated Certificate of Incorporation(2)

   3.2   Amended and Restated Bylaws(2)

   4.1   Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1)(3)

   4.2 Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated November 13, 2000

 *10.1   1997 Stock Option Plan, as amended, with applicable option agreement

  10.2   Form of Promissory Note dated March 14, 1997 executed by each of
          Russell J. Howard and Isaac Stein in favor of Maxygen(3)

  10.3+  Technology Transfer Agreement among Maxygen, Affymax Technologies N.V.
          and Glaxo Wellcome plc dated March 14, 1997, as amended, effective
          March 1, 1998 (Exhibit 10.3 to Amendment No. 2)(3)

  10.4   Lease between Metropolitan Life Insurance Company and Maxygen dated
          October 21, 1998(3)

  10.5 First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxyge(3)

  10.6 Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen

  10.7   Lease between Metropolitan Life Insurance Company and Maxygen dated
          April 21, 2000 (Exhibit 10.8)(2)

  10.8   Lease Agreement between ProFound Pharma A/S and The Science Park in
          Horsholm dated May 5, 2000 (Exhibit 10.1)(4)

 *10.9   Form of Officer and Director Indemnification Agreement (Exhibit
          10.7)(3)

 *10.10 1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement

 *10.11  1999 Employee Stock Purchase Plan, as amended

 *10.12 Form of Promissory Note issued in connection with exercise of stock options (Exhibit 10.10)(3)

  10.13+ License and Collaboration Agreement between Maxygen and Novo Nordisk
          A/S effective as of September 17, 1997, as amended June 29, 1998,
          July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No.
          2)(3)

  10.14+ Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc.
          and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1)(3)

  10.15+ Agreement between Maxygen and Gist-Brocades B.V. entered into March
          15, 1999 (Exhibit 10.13 to Amendment No. 2)(3)

  10.16+ Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2)(3)


 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.17+ Collaborative Research and Development Agreement made as of January
          19, 2000 between Technological Resources Pty Limited and Maxygen
          (Exhibit 10.15 to Amendment No. 1)(5)

 *10.18  Promissory Note dated April 22, 1999, executed by Joseph Affholter and
          Roxanne Affholter in favor of Maxygen (Exhibit 10.6)(3)

 *10.19  Letter Agreement dated January 28, 2000, between Maxygen and Joseph A.
          Affholter (Exhibit 10.16)(5)

 *10.20 Exclusive Consulting Agreement dated January 28, 2000, between Maxygen and Joseph A. Affholter (Exhibit 10.17)(5)

 *10.21  Promissory Note dated January 28, 2000, executed by Joseph A.
          Affholter and Roxanne B. Affholter in favor of Maxygen (Exhibit
          10.18)(5)

 *10.22  Pledge Agreement dated January 28, 2000, among Joseph A. Affholter,
          Roxanne B. Affholter and Maxygen (Exhibit 10.19)(5)

  10.23+ Cooperative Research and Development Agreement between the National
          Cancer Institute, National Institutes of Health dated February 24,
          2000 (Exhibit 10.20)(5)

  21.1   List of Subsidiaries

  23.1   Consent of Ernst & Young LLP, Independent Auditors

  24.1   Power of Attorney (included on signature page)

--------
*   Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1) Incorporated by reference to the corresponding exhibit to Maxygen's Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2) Incorporated by reference to the corresponding or indicated exhibit to Maxygen's Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3) Incorporated by reference to the corresponding or indicated exhibit to Maxygen's Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 2000.

(4) Incorporated by reference to the indicated exhibit to Maxygen's Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(5) Incorporated by reference to the indicated exhibit to Maxygen's Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.