Form 10-Q
period 2001-03-31
MAXYGEN INC
filed 2001-05-15
CIK 1068796

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                              ___________________

                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                               Yes   X   No ____
                                   -----


As of May 1, 2001, there were 33,817,985 shares of the registrant's common stock outstanding.

                                 MAXYGEN, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001

INDEX

Part I   FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements and Notes:

         Condensed Consolidated Balance Sheets as of December 31, 2000
         and March 31, 2001..............................................  3

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 2001.....................  4

         Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 2001.....................  5

         Notes to Condensed Consolidated Financial Statements............  6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk......  22

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings.    ..........................................  23

Item 2:  Changes in Securities and Use of Proceeds.......................  23

Item 3:  Defaults Upon Senior Securities.................................  24

Item 4:  Submission of Matters to a Vote of Security Holders.............  24

Item 5:  Other Information...............................................  24

Item 6:  Exhibits and Reports on Form 8-K................................  24

SIGNATURES...............................................................  25

================================================================================
Part I - Financial Information
Item 1
Financial Statements

                                 MAXYGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                      December 31,           March 31,
                                                                                          2000                 2001
                                                                                          ----                 ----
ASSETS                                                                                  (Note 1)           (unaudited)
Current assets:
 Cash and cash equivalents...................................................          $  111,374           $   120,425
 Short-term investments......................................................             110,805                76,170
 Grant and other receivables.................................................               8,425                 8,046
 Prepaid expenses and other current assets...................................               1,180                 1,629
                                                                                       ----------           -----------
  Total current assets.......................................................             231,784               206,270
 Property and equipment, net.................................................               9,916                11,494
 Goodwill and other intangible assets, net of accumulated amortization of
  $3,418 at December 31, 2000 and $5,599 at March 31, 2001...................              22,760                20,579
 Long-term investments.......................................................              35,836                58,301
 Deposits and other assets...................................................               1,403                 1,434
                                                                                       ----------           -----------
  Total assets...............................................................          $  301,699           $   298,078
                                                                                       ==========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................          $    2,143           $     1,771
 Accrued compensation........................................................               1,859                 2,603
 Other accrued liabilities...................................................               4,633                 4,243
 Deferred revenue............................................................               6,228                 7,749
 Current portion of equipment financing obligations..........................                 533                   850
                                                                                       ----------           -----------
  Total current liabilities..................................................              15,396                17,216
Deferred revenue.............................................................               2,810                 3,191
Non-current portion of equipment financing obligations.......................               1,295                 1,816
Commitments
Stockholders' equity:
 Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares
  issued and outstanding at December 31, 2000 and March 31, 2001.............                  --                    --
 Common stock, $0.0001 par value: 100,000,000 shares authorized, 33,576,736, and 33,803,226 shares issued and outstanding at December 31, 2000 and
  March 31, 2001, respectively...............................................                   3                     3
 Additional paid-in capital..................................................             386,026               386,772
 Notes receivable from stockholders..........................................                (776)                 (776)
 Deferred stock compensation.................................................             (19,880)              (16,384)
 Accumulated other comprehensive income......................................                 587                 1,066
 Accumulated deficit.........................................................             (83,762)              (94,826)
                                                                                       ----------           -----------
  Total stockholders' equity.................................................             282,198               275,855
                                                                                       ----------           -----------
  Total liabilities and stockholders' equity.................................          $  301,699           $   298,078
                                                                                       ==========           ===========

                            See accompanying notes.

                                 MAXYGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                                                      Three Months ended
                                                                                                           March 31,
                                                                                                 -----------------------------
                                                                                                     2000                2001
                                                                                                 ---------           ---------
Collaborative research and development revenue.......................................            $  3,046            $  5,025
Grant revenue........................................................................               2,368               1,905
                                                                                                 ---------           ---------
Total revenues.......................................................................               5,414               6,930
Operating expenses:
  Research and development...........................................................               6,246              12,696
  General and administrative.........................................................               2,013               3,548
  Stock compensation expense (1).....................................................               4,911               3,543
  Amortization of intangible assets..................................................                  --               2,181
                                                                                                 ---------           ---------
Total operating expenses.............................................................              13,170              21,968
                                                                                                 ---------           ---------
Loss from operations.................................................................              (7,756)            (15,038)
Interest income, net.................................................................               2,116               3,974
                                                                                                 ---------           ---------
Net loss.............................................................................            $ (5,640)           $(11,064)
                                                                                                 =========           =========
Basic and diluted net loss per share.................................................            $  (0.20)           $  (0.34)

Shares used in computing basic and diluted net loss per share........................              28,062              32,184

__________
(1) Stock compensation expense related to the following:
      Research and development.......................................................            $  3,536            $  2,876
      General and administrative.....................................................               1,375                 667
                                                                                                 ---------           ---------
                                                                                                 $  4,911            $  3,543
                                                                                                 =========           =========

                            See accompanying notes.

                                 MAXYGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                      ------------------------------
                                                                                            2000            2001
                                                                                      ------------      ------------
Operating activities
Net loss.....................................................................         $   (5,640)       $   (11,064)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................                309                649
  Amortization of intangible assets.......................................                    --              2,181
  Deferred stock compensation amortization - employees.......................              4,911              3,497
  Common stock issued and stock options granted to
    consultants for services rendered........................................                 --                 57
  Changes in operating assets and liabilities:
    Grant and other receivables..............................................               (900)               379
    Prepaid expenses and other current assets................................                 64               (449)
    Deposits and other assets................................................               (123)              (106)
    Accounts payable.........................................................                165               (372)
    Accrued liabilities......................................................                270                354
    Deferred revenue.........................................................             (1,747)             1,902
                                                                                      ------------      ------------
Net cash used in operating activities........................................             (2,691)            (2,972)
Investing activities
Purchases of available-for-sale securities...................................            (24,152)           (60,819)
Maturities of available-for-sale securities..................................                 --             73,543
Acquisition of property and equipment........................................               (521)            (1,246)
                                                                                      ------------      ------------
Net cash used in investing activities........................................            (24,673)            11,478
Financing activities
Repayments under equipment financing obligation..............................                 (6)              (143)
Proceeds from issuance of common stock - net of issuance costs...............            137,389                688
Payments received on promissory notes........................................                159                 --
                                                                                      ------------      ------------
Net cash provided by financing activities....................................            137,542                545
                                                                                      ------------      ------------
Net increase in cash and cash equivalents....................................            110,178              9,051
Cash and cash equivalents at beginning of period.............................            136,343            111,374
                                                                                      ------------      ------------
Cash and cash equivalents at end of period...................................         $  246,521        $   120,425
                                                                                      ============      ============
Schedule of non-cash financing transactions
Equipment purchased under capital lease obligations..........................         $       --        $       981


                            See accompanying notes.

                                 MAXYGEN, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. ("Maxygen" or the "Company") believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000.

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

Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone and royalty payments, if any, are recognized pursuant to collaborative agreements upon the achievement of specified milestones or the sale of applicable products.

The Company has also been awarded Defense Advanced Research Projects Agency ("DARPA") grants and National Institute of Standards and Technology-Advanced Technology Program grants for various research and development projects. The terms of these grant agreements are three years. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                             Three Months ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                         2000                 2001
                                                                      -----------         -----------
          Net Loss...........................................            $(5,640)            $(11,064)
                                                                      ===========         ===========
          Basic and diluted:
           Weighted-average shares of common stock
            outstanding......................................             30,977               33,657
           Less: weighted-average shares subject to
            repurchase.......................................             (2,915)              (1,473)
                                                                      -----------         -----------
           Weighted-average shares used in computing basic
            and diluted net loss per share...................             28,062               32,184
                                                                      -----------         -----------
          Basic and diluted net loss per share...............            $ (0.20)            $  (0.34)
                                                                      ===========         ===========

The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 6,362,000 at March 31, 2001. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase.

Comprehensive loss

Comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. There is no material difference between the reported net loss and the comprehensive net loss for all the periods presented.



Derivatives and Financial Instruments

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard has not had a material effect on the Company's consolidated financial position, results of operations or cash flows. At March 31, 2001, the Company had foreign currency contracts in the form of forward exchange contracts totalling $12.4 million.

2.  Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and investments as of March 31, 2001 are as follows (in thousands):

                                                                             Gross            Gross
                                                        Amortized         Unrealized        Unrealized         Estimated
                                                           Cost              Gains             Losses          Fair Value
                                                        ---------         ----------        ----------         ----------
Money market funds..................................    $ 120,425            $   --          $      --          $ 120,425
Commercial paper....................................       75,465               705                 --             76,170
Corporate bonds.....................................       57,930               371                 --             58,301
                                                        ---------         ---------         ----------         ----------
 Total..............................................      253,820             1,076                 --            254,896
Less amounts classified as cash equivalents.........     (120,425)               --                 --           (120,425)
                                                        ---------         ---------         ----------         ----------
Total investments...................................    $ 133,395            $1,076          $      --          $ 134,471
                                                        =========         =========         ==========         ==========

Realized gains or losses on the sale of available-for-sale securities for the three month periods ended March 31, 2000 and March 31, 2001 were insignificant.

At March 31, 2001, the contractual maturities of investments were as follows (in thousands):

                                                       -----------  ----------
                                                        Amortized   Estimated
                                                         Cost       Fair Value
                                                       -----------  ----------
              Due within one year...................    $ 75,465    $ 76,170
              Due after one year....................      57,930      58,301
                                                       -----------  ----------
                                                        $133,395    $134,471
                                                       ===========  ==========

3.  Collaborative Agreements

ALK-Abello A/S

In February 2001, the Company established a three-year collaboration with ALK-Abello A/S, a wholly owned subsidiary of Chr. Hansen Holding A/S, Denmark, to research and develop novel recombinant therapeutics for the treatment of specific allergies. The Company will collaborate with ALK-Abello to create therapies for treating specific allergies, including allergies to house dust mites and grass, which are the cause of many common allergies. Under the terms of the collaboration, the Company will receive license fees, technology access fees, research and development funding, and potential milestone payments. Such payments to the Company, including milestone payments, could total a maximum of $80 million. The Company will also be entitled to receive royalties on product sales, if any. ALK-Abello will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration.

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

================================================================================

Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "can," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under "--Risk Factors," as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Revenue under strategic alliances and government grants increased from $14.0 million in 1999 to $24.5 million in 2000 and was $6.9 million in the three months ended March 31, 2001. Revenues may fluctuate from period to period and there can be no assurance that these collaboration agreements will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was $94.8 million and total stockholders' equity was $275.9 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $26.7 million in 1999 to $99.4 million in 2000 and $22.0 million in the three months ended March 31, 2001. Our total headcount increased from 143 employees at the end of 1999 to 252 employees at the end of 2000. As of March 31, 2001 Maxygen had 266 employees, of whom 84% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.


Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators generally make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of March 31, 2001, we have deferred revenues of approximately $10.9 million. Our sources of potential revenue for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

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

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $4.9 million in 1999, $7.8 million in 2000 and $1.3 million in the three months ended March 31, 2001 related to the deferred compensation amortization on these option grants. In connection with the grant of stock options to consultants, we recorded stock compensation expense of $0.8 million in 1999, $3.0 million in
2000 and $46,000 in the three months ended March 31, 2001.   Due to the
acceleration of an executive stock option award, an additional $1.6 million stock compensation expense was recorded in 2000.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $298,000 was expensed in 2000 and $179,000 in the three months ended March 31, 2001. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three year graded vesting period. A total of $3.3 million was recognized as expense in 2000 and $2.0 million in the three months ended March 31, 2001.

Results of Operations

     Revenues

Our total revenues for the three months ended March 31, 2000 were $5.4 million and were $6.9 million for the three months ended March 31, 2001. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of two government grants that began in late 1997 and early 1998. We expect our total revenues to increase in 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

     Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $9.8 million in the three months ended March 31, 2000 to $15.6 million in the three months ended March 31, 2001. The increase is primarily due to our accelerated efforts in all aspects of research and development, including increased expenditures resulting from our acquisition of the Maxygen ApS in August 2000, as well as investments in our technology platforms and in the development of product candidates. Also included in research and development expenses is stock compensation expense of $3.5 million for the three months ended March 31, 2000 and $2.9 million for the three months ended March 31, 2001.

Research and development expenses represented 181% of total revenue in the three months ended March 31, 2000 and 225% of total revenue in the three months ended March 31, 2001. The increase was due primarily to increased staff necessary to manage and support our growth plus increased research and development costs resulting from our acquisition of Maxygen ApS, offset in part by the growth in our total revenues.

We expect research and development cost to increase during the remainder of 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars for at least the next several years. The acquisition of Maxygen ApS has significantly increased our research and development expense in absolute dollars.

     General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased from $3.4 million in the three months ended March 31, 2000 to $4.2 million in the three months ended March 31, 2001. Expenses increased primarily due to increased staffing necessary to manage and support our growth. Also included in general and administrative expenses is stock compensation expense of $1.4 million in the three months ended March 31, 2000 and $667,000 in the three months ended March 31, 2001.

General and administrative expenses represented 63% of total revenue in the three months ended March 31, 2000 and 61% of total revenue in the three months
ended March 31, 2001.   The small decrease was due primarily to the growth in
our total revenue between periods.

We expect that our general and administrative expenses will increase in absolute dollar amounts for at least the next several years as we expand our legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees. We also expect that general and administrative expenses will increase in absolute dollar amounts due to the increased costs associated with integrating, operating and coordinating our recently acquired operations in Denmark. We expect that general and administrative expenses as a percentage of total revenue will continue to decrease as our revenues increase and research and development activities expand more quickly then our general and administrative expenses.

      Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and will amortize this goodwill and other intangible assets over three years, the term of expected benefit. We believe this term is reasonable given that Maxygen ApS was a development stage entity and its technology is at an early stage of development and is yet unproven. Amortization expense of $3.4 million in 2000 and $2.2 million in the three months ended March 31, 2001 was recorded on goodwill and other intangible assets.

Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded in 2000 or in the three months ended March 31, 2001.

      Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $2.1 million in the three months ended March 31, 2000 to $4.0 million in the three months ended March 31, 2001. The increase was due to higher average cash balances, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $55.2 million. As of March 31, 2001, we had $254.9 million in cash, cash equivalents and investments.

Our operating activities used cash of $2.7 million in the three months ended March 31, 2000 and $2.9 million in the three months ended March 31, 2001. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash used in investing activities was $24.7 million in the three months ended March 31, 2000. Investing activities provided $11.5 million in the three
months ended March 31, 2001.   The cash used during the three months ended March
31, 2000 primarily represented purchases of available-for-sale securities after the Company's follow-on stock offering in March of 2000. The net cash provided from investing activities for the three months ended March 31, 2001 was primarily due to the maturities of available-for-sale securities, some of which were converted to cash and cash equivalents and the balance was used to purchase new securities.

Additions of property and equipment were $521,000 in the three months ended March 31, 2000 and $1.2 million in the three months ended March 31, 2001. We expect to continue to make significant investments in the purchase of property
and equipment to support our expanding operations.   We may use a portion of our
cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies. In addition during the three months ended March 31, 2001 we purchased $1.0 million of equipment under a new capital lease.

Financing activities provided cash of $137.5 million in the three months ended March 31, 2000 and $545,000 in the three months ended March 31, 2001. The 2000 amount primarily consists of the net proceeds we received from the sale of common stock in a follow-on public offering in March 2000. The cash provided in the three months ended March 31, 2001 was primarily from the proceeds of the sale of common stock in connection with Maxygen's Employee Stock Purchase Plan, partially offset by payments on capital lease obligations.

Assuming our research efforts for existing collaborations are expended for the full research term, as of March 31, 2001 we have total committed funding of $118.7 million, of which approximately $91.5 million is from our collaborators and $27.2 million is from government funding. Of these committed funds, we have $63.5 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $240 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million for the year ended December 31, 2000 and $11.1 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $94.8 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to do so for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators.

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

We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 252 at December 31, 2000 to 266 at March 31, 2001. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 to $24.5 million in 2000 and were $6.9 for the three months ended March 31, 2001. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

We are expanding internationally. We recently acquired Maxygen ApS, a Danish biotechnology company, and are now operating with international business locations. Expansion into an international operational entity will require additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

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

We do not have extensive experience in managing this integration process. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized.

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

We have limited financial and managerial resources. Since our technologies may be applicable to numerous, diverse industries, we must prioritize our application of resources to discrete efforts. This requires us to focus on product candidates in selected industries and forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities.

Public Perception of Ethical and Social Issues May Limit the Use of Our Technologies, Which Could Reduce Our Revenues.

Our success will depend in part upon our ability to develop products discovered through our proprietary and non-proprietary technologies. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our directed molecular evolution technologies or other technologies. Ethical and other concerns about our directed molecular evolution technologies or other technologies, particularly the use of genes from nature for commercial purposes, and products resulting therefrom, could adversely affect their market acceptance.

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

We face, and will continue to face, intense competition from organizations such as large and small biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies for modifying DNA and proteins. These organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the directed molecular evolution field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce commercial products.

Any products that we develop through our technologies will compete in multiple, highly competitive markets. Most of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs and facilities and capabilities, and greater experience in modifying DNA and proteins, obtaining regulatory approvals, manufacturing products and marketing.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, we will have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated cash flows from operations, will enable us to maintain our currently planned operations for at least the next 12 months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

Some of Our Programs Depend on Government Grants, Which May Be Withdrawn. The Government Has License Rights to Technology Developed With Its Funds.

We have received and expect to continue to receive funds under various U.S. government research and technology development programs. The government may reduce funding in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. Additionally, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. There can be no assurance that we will receive the entire funding under our existing or future grants.

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

Even after investing significant time and expenditures we may not obtain regulatory approval for our products. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.

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

We May Be Sued for Product Liability.

We may be held liable if any product we develop, or any product that is made with the use or incorporation of, any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. Although we intend in the future to obtain product liability insurance, we do not have such insurance currently and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our products, our liability could exceed our total assets.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

The trading prices of life science company stocks in general, and ours in particular, have experienced extreme price fluctuations in recent months. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

     . announcements of new technological innovations or new products by us or our competitors;
     .     changes in financial estimates by securities analysts;
     .     conditions or trends in the biotechnology and life science industries;
     . changes in the market valuations of other biotechnology or life science companies;
     . developments in domestic and international governmental policy or regulations;
     . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     . developments in or challenges relating to patent or other proprietary rights;
     .     period-to-period fluctuations in our operating results;
     .     future royalties from product sales, if any, by our strategic partners; and
     .     sales of our common stock or other securities in the open market.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of March 31, 2001, approximately 77% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2001 (dollars in thousands):


                                              2001           2002
                                           -----------     ---------
Cash and cash equivalents..............      $120,425           --
Average interest rates.................          5.40%          --

Short-term investments.................      $ 76,170           --
Average interest rates.................          7.05%          --

Long-term investments..................            --      $58,301
Average interest rates.................            --         5.48%

We did not hold derivative instruments intended to mitigate interest rate risk as of March 31, 2001, and we have never held such instruments in the past. In addition, we had outstanding debt related to equipment financing of $2.9 million as of March 31, 2001, with a range of interest rates of between 11.73% and 12.96%.

Foreign Currency Risk

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, beginning in 2000 we began to enter into transactions in Danish kroner. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established balance sheet hedging programs. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to Maxygen.

At March 31, 2001 we had a total of $12.4 million committed in foreign currency cash flow forward contracts. The fair value of these forward contracts as at March 31, 2001 was immaterial.

================================================================================
Part II - Other Information

Item 1
Legal Proceedings

Not applicable.

Item 2
Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 28, 2001 we issued 709 shares of our common stock to a consultant in partial payment for consulting services rendered to us. There was no underwriter employed in connection with the transaction. The issuance of securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of the securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate issued in the transaction. The recipient either received adequate information about us or had access, through employment or other relationships, to such information. The recipient was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. A total of 6,900,000 shares of our common stock were sold at a price of $16.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc. and Invemed Associates LLC. Of these 6,900,000 shares, 900,000 were issued upon exercise of the underwriters' over-allotment option. The offering commenced on December 16, 1999 and closed on December 21, 1999. The initial public offering resulted in gross proceeds of $110.4 million, $7.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to us were approximately $101.0 million. From the time of receipt through March 31, 2001, the proceeds were applied toward:

     . purchases and installation of equipment and build-out of facilities, $6.6 million;
     .     repayment of indebtedness, $315,000;
     .     working capital, $16.2 million; and
     . temporary investments in certificates of deposits, mutual funds and corporate debt securities, $77.9 million.

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

Item 6
Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

          None.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

================================================================================
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAXYGEN, INC.


May 11, 2001                       By:   /s/ Russell J. Howard
                                         --------------------------------
                                         Russell J. Howard
                                         Chief Executive Officer


May 11, 2001                       By:   /s/ Lawrence Briscoe
                                         --------------------------------
                                         Lawrence Briscoe
                                         Chief Financial Officer and
                                         Senior Vice President