Form 10-Q
period 2001-06-30
MAXYGEN INC
filed 2001-08-14
CIK 1068796

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No ____
                                    -----
As of August 1, 2001, there were 33,898,085 shares of the registrant's common stock outstanding.

                                  MAXYGEN, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

INDEX

Part I   FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 2000
         and June 30, 2001 ...............................................................................   3

         Condensed Consolidated Statements of Operations for the three and
         six month periods ended June 30, 2000 and 2001 ..................................................   4

         Condensed Consolidated Statements of Cash Flows for the six month
         periods ended June 30, 2000 and 2001 ............................................................   5

         Notes to Condensed Consolidated Financial Statements ............................................   6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........   9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk ......................................   22

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings ...............................................................................   24

Item 2:  Changes in Securities and Use of Proceeds .......................................................   24

Item 3:  Defaults Upon Senior Securities .................................................................   24

Item 4:  Submission of Matters to a Vote of Security Holders .............................................   25

Item 5:  Other Information ...............................................................................   25

Item 6:  Exhibits and Reports on Form 8-K ................................................................   25

SIGNATURES ...............................................................................................   26

================================================================================
Part I - Financial Information
Item 1
Financial Statements

                                  MAXYGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                December 31,     June 30,
                                                                                   2000            2001
                                                                                   ----            ----
ASSETS                                                                           (Note 1)      (unaudited)
Current assets:
   Cash and cash equivalents ..............................................     $ 111,374      $  70,390
   Short-term investments .................................................       110,805        107,023
   Grant and other receivables ............................................         8,425          7,324
   Prepaid expenses and other current assets ..............................         1,180          1,649
                                                                                ---------      ---------
     Total current assets .................................................       231,784        186,386
   Property and equipment, net ............................................         9,916         11,670
   Goodwill and other intangible assets, net of accumulated amortization of
     $3,418 at December 31, 2000 and $7,781 at June 30, 2001 ..............        22,760         18,397
   Long-term investments ..................................................        35,836         74,187
   Deposits and other assets ..............................................         1,403          1,611
                                                                                ---------      ---------
     Total assets .........................................................     $ 301,699      $ 292,251
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................     $   2,143      $   2,124
   Accrued compensation ...................................................         1,859          5,812
   Other accrued liabilities ..............................................         4,633          3,632
   Deferred revenue .......................................................         6,228          8,640
   Current portion of equipment financing obligations .....................           533            586
                                                                                ---------      ---------
     Total current liabilities ............................................        15,396         20,794
Deferred revenue ..........................................................         2,810          2,713
Non-current portion of equipment financing obligations ....................         1,295            993
Commitments
Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no
     shares issued and outstanding at December 31, 2000 and June 30, 2001 .            --             --

   Common stock, $0.0001 par value: 100,000,000 shares authorized,
     33,576,736, and 33,886,335 shares issued and outstanding at
     December 31, 2000 and June 30, 2001, respectively ....................             3              3
   Additional paid-in capital .............................................       386,026        387,743
   Notes receivable from stockholders .....................................          (776)          (776)
   Deferred stock compensation ............................................       (19,880)       (12,981)
   Accumulated other comprehensive income .................................           587            134
   Accumulated deficit ....................................................       (83,762)      (106,372)
                                                                                ---------      ---------
     Total stockholders' equity ...........................................       282,198        267,751
                                                                                ---------      ---------
     Total liabilities and stockholders' equity ...........................     $ 301,699      $ 292,251
                                                                                =========      =========

                             See accompanying notes.

                                  MAXYGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months ended           Six Months ended
                                                                     June 30,                     June 30,
                                                             ----------------------      ----------------------
                                                                2000          2001         2000           2001
                                                             --------      --------      --------      --------
Collaborative research and development revenue .........     $  3,195      $  5,972      $  6,241      $ 10,997
Grant revenue ..........................................        2,960         1,704         5,328         3,609
                                                             --------      --------      --------      --------
Total revenues .........................................        6,155         7,676        11,569        14,606
Operating expenses:
    Research and development ...........................        7,828        13,031        14,045        25,727
    General and administrative .........................        2,843         3,952         4,856         7,500
    Stock compensation expense (1) .....................        3,191         3,512         8,131         7,055
    Acquired in-process research and development .......          912            --           912            --
    Amortization of goodwill and other intangible
        assets .........................................           --         2,182            --         4,363
                                                             --------      --------      --------      --------
Total operating expenses ...............................       14,774        22,677        27,944        44,645
                                                             --------      --------      --------      --------
Loss from operations ...................................       (8,619)      (15,001)      (16,375)      (30,039)
Interest income, net ...................................        4,275         3,455         6,391         7,429
                                                             --------      --------      --------      --------
Net loss ...............................................     $ (4,344)     $(11,546)     $ (9,984)     $(22,610)
                                                             ========      ========      ========      ========
Basic and diluted net loss per share ...................     $  (0.14)     $  (0.35)     $  (0.34)     $  (0.70)
Shares used in computing basic and diluted net loss per
    share ..............................................
                                                               30,188        32,534        29,125        32,359
----------
(1) Stock compensation expense related to the following:
    Research and development ...........................     $  1,891      $  2,875      $  5,456      $  5,751
    General and administrative .........................        1,300           637         2,675         1,304
                                                             --------      --------      --------      --------
                                                             $  3,191      $  3,512      $  8,131      $  7,055
                                                             ========      ========      ========      ========

                             See accompanying notes.

                                  MAXYGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     Six Months ended
                                                                                          June 30,
                                                                                ------------------------
                                                                                   2000           2001
                                                                                ---------      ---------
Operating activities
Net loss ..................................................................     $  (9,984)     $ (22,610)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................           649          1,333
    Amortization of intangible assets .....................................            --          4,363
    Deferred stock compensation amortization - employees ..................         6,093          6,899
    Common stock issued and stock options granted to
        consultants for services rendered .................................         2,038            360
    Acquired in-process research and development ..........................           912             --
    Changes in operating assets and liabilities:
        Grant and other receivables .......................................        (3,049)         1,101
        Prepaid expenses and other current assets .........................          (351)          (469)
        Deposits and other assets .........................................          (754)          (208)
        Accounts payable ..................................................           524            (19)
        Accrued liabilities ...............................................         2,266          2,952
        Deferred revenue ..................................................          (649)         2,315
                                                                                ---------      ---------
Net cash used in operating activities .....................................        (2,305)        (3,983)
                                                                                ---------      ---------

Investing activities
Purchases of available-for-sale securities ................................       (56,960)      (121,332)
Maturities of available-for-sale securities ...............................            --         87,543
Acquisition of property and equipment .....................................        (1,093)        (3,348)
                                                                                ---------      ---------
Net cash used in investing activities .....................................       (58,053)       (37,137)
                                                                                ---------      ---------
Financing activities
Borrowings under equipment financing obligation ...........................           166             --
Repayments under equipment financing obligation ...........................           (29)          (249)
Equity adjustment from foreign currency translation .......................            --           (972)
Proceeds from issuance of common stock - net of issuance costs ............       137,310          1,357
Payments received on promissory notes .....................................           491             --
                                                                                ---------      ---------
Net cash provided by financing activities .................................       137,938            136
                                                                                ---------      ---------
Net increase in cash and cash equivalents .................................        77,580        (40,984)
Cash and cash equivalents at beginning of period ..........................       136,343        111,374
                                                                                ---------      ---------
Cash and cash equivalents at end of period ................................     $ 213,923      $  70,390
                                                                                =========      =========
Schedule of non-cash financing activities
Shares issued to acquire technology  ......................................     $     827             --

                             See accompanying notes.

                                  MAXYGEN, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2001 and for the three months and six months ended June 30, 2000 and June 30, 2001 includes all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes necessary for fair presentation of the results for the periods presented.

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

Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified research milestones or the sale of applicable products. Royalties, if any, will be recognized when earned.

The Company has also been awarded Defense Advanced Research Projects Agency ("DARPA") grants and National Institute of Standards and Technology-Advanced Technology Program ("NIST-ATP") grants for various research and development projects. The terms of these grant agreements are three years with various termination dates, the last of which is September 2002 for the existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Net loss per share

Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                    Three Months ended           Six Months ended
                                                                        June 30,                      June 30,
                                                                  ----------------------      ----------------------
                                                                     2000          2001          2000          2001
                                                                  --------      --------      --------      --------
Net Loss .....................................................    $ (4,344)     $(11,546)     $ (9,984)     $(22,610)
                                                                  ========      ========      ========      ========
Basic and diluted:
   Weighted-average shares of common stock outstanding .......      32,314        33,832        31,645        33,744
   Less: weighted-average shares subject to repurchase .......      (2,126)       (1,298)       (2,520)       (1,385)
                                                                  --------      --------      --------      --------
   Weighted-average shares used in computing basic and
     diluted net loss per share ..............................      30,188        32,534        29,125        32,359
                                                                  ========      ========      ========      ========
Basic and diluted net loss per share .........................    $  (0.14)     $  (0.35)     $  (0.34)     $  (0.70)
                                                                  ========      ========      ========      ========

The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,119,000 at June 30, 2000 and 8,132,000 at June 30, 2001. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2001 includes $226,000 and $781,000, respectively, representing the net change in unrealized gains (losses) on investments. Comprehensive income (loss) for the three and six months ended June 30, 2001 also includes $(1.158) million and $(1.233) million, respectively, representing the net change in foreign currency translation adjustments.

Comprehensive loss for the three and six months ended June 30, 2000 was $(44,000) and $(130,000), respectively, representing the net change in unrealized losses on investments.

Accumulated other comprehensive income as at June 30, 2001 includes $1.302 million and $(1.168) million for unrealized gains on investments and foreign currency translation adjustments, respectively. Accumulated other comprehensive income as at December 31, 2000 includes $521,000 and $66,000 for unrealized gains on investments and foreign currency translation adjustments, respectively.

Derivatives and Financial Instruments

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard has not had a material effect on the Company's consolidated financial position, results of operations or cash flows. At June 30, 2001, the Company had foreign currency contracts in the form of forward exchange contracts totaling $9.0 million.

2.  Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and investments as of June 30, 2001 are as follows (in thousands):

                                                                     Gross         Gross
                                                    Amortized      Unrealized    Unrealized   Estimated
                                                       Cost           Gains        Losses     Fair Value
                                                    ---------      ----------    ----------   ----------
Money market funds ............................     $  70,390      $       --    $       --   $   70,390
Commercial paper ..............................       106,230             793            --      107,023
Corporate bonds ...............................        73,678             509            --       74,187
                                                    ---------      ----------    ----------   ----------
   Total ......................................       250,298           1,302            --      251,600
Less amounts classified as cash equivalents ...       (70,390)             --            --      (70,390)
                                                    ---------      ----------    ----------   ----------
Total investments .............................     $ 179,908      $    1,302    $       --   $  181,210
                                                    =========      ==========    ==========   ==========

Realized gains or losses on the sale of available-for-sale securities for the three and six month periods ended June 30, 2000 and June 30, 2001 were insignificant.

At June 30, 2001, the contractual maturities of investments were as follows (in thousands):

                                                        Amortized     Estimated
                                                          Cost        Fair Value
                                                        ---------     ----------
            Due within one year ....................    $ 106,230      $ 107,023
            Due after one year .....................       73,678         74,187
                                                        ---------      ---------
                                                        $ 179,908      $ 181,210
                                                        =========      =========

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

4.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142. Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over the useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $8.7 million in 2002 and $5.3 million in 2003. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Revenue under strategic alliances and government grants increased from $14.0 million in 1999 to $24.5 million in 2000 and was $14.6 million in the six months ended June 30, 2001. Revenues may fluctuate from period to period and there can be no assurance that these collaboration agreements will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of June 30, 2001, our accumulated deficit was $106.4 million and total stockholders' equity was $267.8 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $26.7 million in 1999 to $99.4 million in 2000 and $44.7 million in the six months ended June 30, 2001. Our total headcount increased from 143 employees at the end of 1999 to 252 employees at the end of 2000. As of June 30, 2001 Maxygen had 287 employees, of whom 85% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators generally make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of June 30, 2001, we have deferred revenues of approximately $11.4 million. Our sources of potential revenue for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

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

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $4.9 million in 1999, $7.8 million in 2000 and $2.6 million in the six months ended June 30, 2001 related to the deferred compensation amortization on these option grants. In connection with the grant of stock options to consultants, we recorded stock compensation expense of $0.8 million in 1999, $3.0 million in 2000 and $122,000 in the six months ended June 30, 2001. Due to the acceleration of an executive stock option award, an additional $1.6 million stock compensation expense was recorded in 2000.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $298,000 was expensed in 2000 and $357,000 in the six months ended June 30, 2001. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three year graded vesting period. A total of $3.3 million was recognized as expense in 2000 and $4.0 million in the six months ended June 30, 2001.

Results of Operations

     Revenues

Our total revenues increased from $6.2 million and $11.6 million in the three and six months ended June 30, 2000, to $7.7 million and $14.6 million in the comparable periods of 2001. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of two government grants that began in late 1997 and early 1998. We expect our total revenues to increase in 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

     Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $9.7 million and $19.5 million in the three and six months ended June 30, 2000, to $15.9 million and $31.5 million in the comparable periods of fiscal 2001. The increase is primarily due to our accelerated efforts in all aspects of research and development, including increased expenditures resulting from our acquisition of Maxygen ApS in August 2000, as well as investments in our technology platforms and in the development of product candidates. Also included in research and development expenses is stock compensation expense of $1.9 million and $5.5 million in the three and six months ended June 30, 2000 and $2.9 million and $5.8 million in the comparable periods of fiscal 2001.

Research and development expenses represented 158% and 169% of total revenues in the three and six months ended June 30, 2000 and 207% and 216% of total revenues in the comparable periods of 2001.

The increase was due primarily to increased staff necessary to manage and support our growth plus increased research and development costs resulting from our acquisition of Maxygen ApS, offset in part by the growth in our total revenues.

We expect research and development cost to increase during the remainder of 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars for at least the next several years. The acquisition of Maxygen ApS has significantly increased our research and development expenses in absolute dollars.

     General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased from $4.1 million and $7.5 million in the three and six months ended June 30, 2000, to $4.6 million and $8.8 million in the comparable periods of 2001. Expenses increased primarily due to increased staffing necessary to manage and support our growth. Also included in general and administrative expenses is stock compensation expense of $1.3 million and $2.7 million in the three and six months ended June 30, 2000, and $637,000 and $1.3 million in the comparable periods of 2001.

General and administrative expenses represented 67% and 65% of total revenues for the three and six months ended June 30, 2000, and 60% and 60% of total revenues for the comparable periods of 2001. The decrease was due primarily to the growth in our total revenue between periods.

We expect that our general and administrative expenses will increase in absolute dollar amounts for at least the next several years as we expand our legal and accounting staff, add infrastructure and investor relations programs and increased professional fees. We also expect that general and administrative expenses will increase in absolute dollar amounts due to the increased costs associated with integrating, operating and coordinating our recently acquired operations in Denmark. We expect that general and administrative expenses as a percentage of total revenue will continue to decrease as our revenues increase and research and development activities expand more quickly than our general and administrative expenses.

     In-Process Research and Development

On May 8, 2000, we acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition we issued 39,600 shares of our common stock. Pursuant to the terms of the acquisition agreement, 18,500 shares of our common stock are being held in escrow until such time contingencies regarding the patents related to the acquired technology are resolved. Accordingly, we have recorded a charge for acquired in-process research and development of $912,000 representing the fair value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. Shares in escrow will be valued and accounted for when, and if, the contingencies are resolved and the shares are delivered to the sellers. As opportunities present themselves, we intend to continue to acquire new technologies and companies. Such acquisitions could lead to additional direct and indirect expenses that could negatively affect our results of operations.

     Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and will amortize this goodwill and other intangible assets over three years, the term of expected benefit. We believe this term is reasonable given that Maxygen ApS was a development stage entity and its technology is at an early stage of development and is yet unproven. Amortization expense of $3.4 million in 2000 and $4.4 million in the six months ended June 30, 2001 was recorded on goodwill and other intangible assets.

Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded in 2000 or in the six months ended June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over the useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $8.7 million in 2002 and $5.3 million in 2003. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $4.3 million and $6.4 million in the three and six months ended June 30, 2000 to $3.5 million and $7.4 million in the comparable periods of 2001. This increase was due to higher average balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $64.4 million. As of June 30, 2001, we had $251.6 million in cash, cash equivalents and investments.

Our operating activities used cash of $2.3 million in the six months ended June 30, 2000 and $4.0 million in the six months ended June 30, 2001. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash used in investing activities was $58.1 million in the six months ended June 30, 2000 and $37.1 million in the six months ended June 30, 2001. The cash used during the six months ended June 30, 2000 and 2001 primarily represented purchases of available-for-sale securities. This was partially offset by the maturities of available-for-sale securities and the conversion of some cash and cash equivalents into longer term investments.

Additions of property and equipment were $1.1 million in the six months ended June 30, 2000 and $3.3 million in the six months ended June 30, 2001 which includes a $261,000 adjustment from foreign currency translation at June 30, 2001. The increase is primarily due to the expansion of our offices and laboratories in Redwood City as well as new equipment purchased at Maxygen ApS. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided cash of $137.9 million in the six months ended June 30, 2000 and $136,000 in the six months ended June 30, 2001. The 2000 amount primarily consists of the net proceeds received from the sale of common stock in a follow-on public offering in March 2000. The cash provided in the six months ended June 30, 2001 was primarily from the proceeds of the sale of common stock in connection with Maxygen's Employee Stock Purchase Plan, the Company's matching contribution for the 401(k) Plan, and the exercise of stock options by employees. This was partially offset by an equity adjustment from foreign currency translation of $972,000 and payments on equipment financing obligations of $249,000.

Assuming our research efforts for existing collaborations are expended for the full research term, as of June 30, 2001 we have total committed funding of $118.7 million, of which approximately $91.5 million is from our collaborators and $27.2 million is from government funding. Of these committed funds, we have $54.3 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $240 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million for the year ended December 31, 2000 and $22.6 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $106.4 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to do so for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our acquisition of Maxygen ApS, we expect costs to increase further due to expanded operations, integration costs associated with the acquisition and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 252 at December 31, 2000 to 287 at June 30, 2001. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 to $24.5 million in 2000 and were $14.6 million for the six months ended June 30, 2001. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

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

The patent positions of biopharmaceutical and biotechnology companies, including our patent positions, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions that we seek to protect with patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies. Others may independently develop similar or alternative technologies or design around our patented technologies. Furthermore, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from developing competing products. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

We rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

On April 27, 2000, we announced that we had initiated an arbitration proceeding against Enchira in connection with Enchira's claim that it had developed a "new gene shuffling" technology. We alleged that

Enchira had breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Enchira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding directed molecular evolution technologies to Enchira. An arbitration hearing was held in November 2000 and on March 8, 2001 we announced that the arbitrator had found that Enchira had breached three separate provisions of the Development and License Agreement. The arbitrator found that the gene shuffling technology that Enchira calls Rachitt, and claims as its own, "was derived from Maxygen's technologies and has no notable or significant distinctions from those technologies" and that "Maxygen is the exclusive owner of the gene shuffling technology contained in Rachitt". The arbitrator also found that Enchira had misused our confidential information. There will be further arbitration proceedings in 2001 to determine the remedies we will receive for Enchira's breaches of the Agreement.

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

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in the second half of 2001. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of June 30, 2001, approximately 71% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2001 (dollars in thousands):

                                                2001          2002
                                            ------------  ------------
        Cash and cash equivalents .........    70,390
        Average interest rates ............      4.20%

        Short-term investments ............   107,023
        Average interest rates ............      5.91%

        Long-term investments .............                 74,187
        Average interest rates ............                   5.16%


We did not hold derivative instruments intended to mitigate interest rate risk as of June 30, 2001, and we have never held such instruments in the past. In addition, we had outstanding debt related to equipment financing of $2 million as of June 30, 2001, with a range of interest rates of between 11.73% and 12.78%.

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

At June 30, 2001 we had a total of $9.0 million committed in foreign currency cash flow forward contracts. The fair value of these forward contracts at June 30, 2001 is $858,000 which was reflected on the balance sheet as a liability.

================================================================================
Part II - Other Information

Item 1
Legal Proceedings

Not applicable.

Item 2
Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Between May 8, 2001 and June 8, 2001 we issued a total of 16,172 shares of our common stock to a total five consultants and one employee in partial payment for consulting services rendered to us. There was no underwriter employed in connection with any of the transactions. The issuance of securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through June 30, 2001, the proceeds were applied toward:

     . purchases and installation of equipment and build-out of facilities, $8.5 million;
     .    repayment of indebtedness, $421,000;
     .    working capital, $17.2 million; and
     . temporary investments in certificates of deposits, mutual funds and corporate debt securities, $74.9 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Item 3
Defaults Upon Senior Securities

Not applicable.

Item 4
Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2001. The only matter voted upon at the meeting was the election of directors wherein each nominee proposed by us was elected. The number of votes cast for and withheld for each nominee is provided below.

                                                Shares Voted For      Shares
                             Candidate             Candidate         Withheld
        Russell J. Howard .....................    27,008,229        357,385
        Isaac Stein ...........................    27,341,356         24,258
        Robert J. Glaser ......................    27,321,874         43,740
        M.R.C. Greenwood ......................    27,323,134         42,480
        Gordon Ringold ........................    27,340,744         24,870
        George Poste ..........................    27,343,377         22,237


Item 5
Other Information

Not applicable.

Item 6
Exhibits and Reports On Form 8-K

(a)  The following exhibits are filed as part of this report:

         10.1  Form of Change of Control Agreement

         10.2  Sublease between Cygnus, Inc. and Maxygen, Inc. dated March 30,
               2001

         10.3 1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement

         10.4 Promissory Note dated May 7, 2001, executed by John Curd in favor of Maxygen, Inc.

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

================================================================================
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MAXYGEN, INC.


August 14, 2001              By:   /s/ Russell J. Howard
                                   ----------------------------------------
                                   Russell J. Howard
                                   Chief Executive Officer

August 14, 2001              By:   /s/ Lawrence Briscoe
                                   ----------------------------------------
                                   Lawrence Briscoe
                                   Chief Financial Officer