Form 10-Q
period 2001-09-30
MAXYGEN INC
filed 2001-11-13
CIK 1068796

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q



               QUARTERLY report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No ____
                                     ---

As of November 1, 2001, there were 33,943,998 shares of the registrant's common stock outstanding.

                                  MAXYGEN, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

INDEX

Part I   FINANCIAL INFORMATION
Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 2000
         and September 30, 2001 .........................................................................     3

         Condensed Consolidated Statements of Operations for the three and
         nine month periods ended September 30, 2000 and 2001 ...........................................     4

         Condensed Consolidated Statements of Cash Flows for the nine month
         periods ended September 30, 2000 and 2001 ......................................................     5

         Notes to Condensed Consolidated Financial Statements ...........................................     6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk .....................................    24

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings ..............................................................................    26

Item 2:  Changes in Securities and Use of Proceeds ......................................................    26

Item 3:  Defaults Upon Senior Securities ................................................................    26

Item 4:  Submission of Matters to a Vote of Security Holders ............................................    27

Item 5:  Other Information ..............................................................................    27

Item 6:  Exhibits and Reports on Form 8-K ...............................................................    27

SIGNATURES ..............................................................................................    28

================================================================================
PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

                                  MAXYGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   December 31,     September 30,
                                                                                       2000             2001
                                                                                   ------------     -------------
ASSETS                                                                               (Note 1)        (unaudited)
Current assets:
   Cash and cash equivalents ....................................................  $   111,374       $    56,684
   Short-term investments .......................................................      110,805           157,615
   Grant and other receivables ..................................................        8,425             9,058
   Prepaid expenses and other current assets ....................................        1,180             1,776
                                                                                   -----------       -----------
     Total current assets .......................................................      231,784           225,133
   Property and equipment, net ..................................................        9,916            14,320
   Goodwill and other intangible assets, net of accumulated amortization of
     $3,418 at December 31, 2000 and $9,963 at September 30, 2001 ...............       22,760            16,216
   Long-term investments ........................................................       35,836            30,484
   Deposits and other assets ....................................................        1,403             1,601
                                                                                   -----------       -----------
     Total assets ...............................................................  $   301,699       $   287,754
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................................  $     2,143       $     3,456
   Accrued compensation .........................................................        1,859             4,261
   Other accrued liabilities ....................................................        4,633             4,004
   Deferred revenue .............................................................        6,228             8,739
   Current portion of equipment financing obligations ...........................          533               604
                                                                                   -----------       -----------
     Total current liabilities ..................................................       15,396            21,064
Deferred revenue ................................................................        2,810             3,588
Non-current portion of equipment financing obligations ..........................        1,295               835
Commitments
Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 and September 30,
     2001 .......................................................................           --                --

   Common stock, $0.0001 par value: 100,000,000 shares authorized,
     33,576,736, and 33,939,998 shares issued and outstanding at
     December 31, 2000 and September 30, 2001, respectively .....................            3                 3
   Additional paid-in capital ...................................................      386,026           388,587
   Notes receivable from stockholders ...........................................         (776)             (749)
   Deferred stock compensation ..................................................      (19,880)          (10,469)
   Accumulated other comprehensive income .......................................          587             2,153
   Accumulated deficit ..........................................................      (83,762)         (117,258)
                                                                                   -----------       -----------
     Total stockholders' equity .................................................      282,198           262,267
                                                                                   -----------       -----------
     Total liabilities and stockholders' equity .................................  $   301,699       $   287,754
                                                                                   ===========       ===========

                             See accompanying notes.

                                  MAXYGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                              Three Months Ended              Nine Months Ended
                                                                                 September 30,                    September 30,
                                                                         ---------------------------    --------------------------
                                                                             2000             2001           2000           2001
                                                                         -----------     -----------    -----------    -----------
Collaborative research and development revenue ......................    $     3,178     $     6,384    $     9,419    $    17,381
Grant revenue .......................................................          2,784           1,026          8,112          4,635
                                                                         -----------     -----------    -----------    -----------
Total revenues ......................................................          5,962           7,410         17,531         22,016
Operating expenses:
    Research and development ........................................         11,582          13,468         25,656         39,195
    General and administrative ......................................          2,881           3,168          7,736         10,668
    Stock compensation expense (1) ..................................          2,767           2,674         10,870          9,729
    Acquired in-process research and development ....................         28,047               -         28,959              -
    Amortization of goodwill and other intangible assets ............          1,847           2,182          1,847          6,545
                                                                         -----------     -----------    -----------    -----------
Total operating expenses ............................................         47,124          21,492         75,068         66,137
                                                                         -----------     -----------    -----------    -----------
Loss from operations ................................................        (41,162)        (14,082)       (57,537)       (44,121)
Interest income, net ................................................          4,415           3,196         10,806         10,625
                                                                         -----------     -----------    -----------    -----------
Net loss ............................................................    $   (36,747)    $   (10,886)   $   (46,731)   $   (33,496)
                                                                         ===========     ===========    ===========    ===========
Basic and diluted net loss per share ................................    $     (1.18)    $     (0.33)   $     (1.57)   $     (1.03)
Shares used in computing basic and diluted net loss per
    share ...........................................................     31,165,347      32,707,236     29,805,258     32,475,108

----------
(1)   Stock compensation expense related to the following:
      Research and development ......................................    $     1,652     $     2,080    $     7,080    $     7,831
      General and administrative ....................................          1,115             594          3,790          1,898
                                                                         -----------     -----------    -----------    -----------
                                                                         $     2,767     $     2,674    $    10,870    $     9,729
                                                                         ===========     ===========    ===========    ===========

                             See accompanying notes.

                                  MAXYGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                     2000           2001
                                                                                ------------    ------------
Operating activities
Net loss ....................................................................   $    (46,731)   $   (33,496)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................          1,020          2,150
    Amortization of intangible assets .......................................          1,848          6,545
    Deferred stock compensation amortization ................................          8,107          9,411
    Common stock issued and stock options granted to
        consultants for services rendered ...................................          2,763            772
    Common stock issued for technology ......................................            958             --
    Acquired in-process research and development ............................         28,959             --
    Changes in operating assets and liabilities:
        Grant and other receivables .........................................         (4,942)          (633)
        Prepaid expenses and other current assets ...........................           (296)          (596)
        Deposits and other assets ...........................................           (264)          (198)
        Accounts payable ....................................................         (4,402)         1,313
        Accrued compensation ................................................          2,552          2,402
        Other accrued liabilities ...........................................          1,867           (629)
        Deferred revenue ....................................................          1,216          3,289
        Other ...............................................................            (90)            --
                                                                                ------------    -----------
Net cash used in operating activities .......................................         (7,435)        (9,670)
                                                                                ------------    -----------
Investing activities
Cash acquired in acquisitions ...............................................            349             --
Purchases of available-for-sale securities ..................................        (92,521)      (161,306)
Sale of available-for-sale securities .......................................             --         15,237
Maturities of available-for-sale securities .................................         10,000        106,292
Acquisition of property and equipment .......................................         (2,503)        (6,554)
                                                                                ------------    -----------
Net cash used in investing activities .......................................        (84,675)       (46,331)
                                                                                ------------    -----------
Financing activities
Borrowings under equipment financing obligation .............................            166             --
Repayments under equipment financing obligation .............................            (76)          (389)
Equity adjustment from foreign currency translation .........................             --           (115)
Proceeds from issuance of common stock - net of issuance costs ..............        138,204          1,788
Payments received on promissory notes .......................................            604             27
                                                                                ------------    -----------
Net cash provided by financing activities ...................................        138,898          1,311
                                                                                ------------    -----------
Net increase (decrease) in cash and cash equivalents ........................         46,788        (54,690)
Cash and cash equivalents at beginning of period ............................        136,343        111,374
                                                                                ------------    -----------
Cash and cash equivalents at end of period ..................................   $    183,131    $    56,684
                                                                                ============    ===========
Schedule of non-cash financing activities
Tangible and intangible assets acquired in acquisition transaction for
   shares of common stock, net of cash acquired and liabilities assumed .....   $     37,399    $        --
Shares issued to acquire technology .........................................   $        958    $        --

                             See accompanying notes.

                                  MAXYGEN, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2001 and for the three months and nine months ended September 30, 2000 and September 30, 2001 includes all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes necessary for fair presentation of the results for the periods presented.

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

Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received related to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of the Company's research efforts or by events external to the Company, such as regulatory approval to market a product. Royalties, if any, are recognized when earned.

The Company has also been awarded grants from the Defense Advanced Research Projects Agency ("DARPA"), National Institute of Standards and Technology-Advanced Technology Program ("NIST-ATP") and the U.S. Agency for International Development ("USAID") for various research and development projects. The terms of these grant agreements are three years with various termination dates, the last of which is September 2004 for the existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                            -----------------------------   ----------------------------
                                                                2000             2001           2000             2001
                                                            ------------     ------------   ------------     -----------
Net loss ...............................................    $    (36,747)    $    (10,886)  $    (46,731)    $   (33,496)
                                                            ============     ============   ============     ===========
Basic and diluted:
   Weighted-average shares of common stock
     outstanding .......................................      33,001,899       33,853,501     32,097,930      33,781,016
   Less: weighted-average shares subject to
     repurchase ........................................      (1,836,552)      (1,146,265)    (2,292,672)     (1,305,908)
                                                            ------------     ------------   ------------     -----------
   Weighted-average shares used in computing
     basic and diluted net loss per share ..............      31,165,347       32,707,236     29,805,258      32,475,108
                                                            ============     ============   ============     ===========
Basic and diluted net loss per share ...................    $      (1.18)    $      (0.33)  $      (1.57)    $     (1.03)
                                                            ============     ============   ============     ===========


The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,715,000 at September 30, 2000 and 8,322,595 at September 30, 2001. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company's right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three and nine month periods ended September 30, 2000 and 2001 are as follows (in thousands):

                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                            -----------------------------   ----------------------------
                                                                2000             2001           2000             2001
                                                            ------------     ------------   ------------     -----------
Net loss ...............................................    $    (36,747)    $    (10,886)  $    (46,731)    $   (33,496)
Changes in unrealized gain on securities
   available-for-sale ..................................             147              900             17           1,681
Changes in foreign currency translation
   adjustments .........................................             (90)           1,118            (90)           (115)
                                                            ------------     ------------   ------------     -----------
Comprehensive loss .....................................    $    (36,690)    $     (8,868)  $    (46,804)    $   (31,930)
                                                            ============     ============   ============     ===========

The components of accumulated other comprehensive income(loss) are as follows (in thousands):

                                                               December 31,  September 30,
                                                                  2000          2001
                                                               ------------  -------------
Unrealized gains on securities available-for-sale .........      $    521      $    2,202
Foreign currency translation adjustments ..................            66             (49)
                                                                 --------      ----------
Accumulated other comprehensive income ....................      $    587      $    2,153
                                                                 ========      ==========

Derivatives and Financial Instruments

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. At September 30, 2001, the Company had foreign currency contracts in the form of forward exchange contracts totaling $5.3 million.

2.  Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and investments as of September 30, 2001 are as follows (in thousands):

                                                                              Gross         Gross
                                                             Amortized     Unrealized     Unrealized     Estimated
                                                               Cost           Gains         Losses       Fair Value
                                                           ------------   ------------   ------------   ------------
Money market funds ......................................  $     56,684   $         --   $         --   $     56,684
Commercial paper ........................................       155,966          1,649             --        157,615
Corporate bonds .........................................        29,931            553             --         30,484
                                                           ------------   ------------   ------------   ------------
   Total ................................................       242,581          2,202             --        244,783
Less amounts classified as cash equivalents .............       (56,684)            --             --        (56,684)
                                                           ------------   ------------   ------------   ------------
Total investments .......................................  $    185,897   $      2,202   $         --   $    188,099
                                                           ============   ============   ============   ============


There was $173,000 in realized gains or losses on the sale of available-for-sale securities for both the three and nine month periods ended September 30, 2001. There were no realized gains or losses on the sale of available-for-sale securities in the comparable periods of 2000.

At September 30, 2001, the contractual maturities of investments were as follows (in thousands):

                                                   Amortized      Estimated
                                                      Cost       Fair Value
                                                   ---------      ---------
       Due within one year ......................  $ 212,650      $ 214,299
       Due after one year .......................     29,931         30,484
                                                   ---------      ---------
                                                   $ 242,581      $ 244,783
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

InterMune, Inc.

In September 2001, Maxygen Holdings Ltd., a wholly owned subsidiary of the Company, entered into a license and collaboration agreement with InterMune, Inc. ("InterMune") to develop and commercialize novel, next-generation interferon gamma products. Under the terms of the agreement, InterMune will take product candidates developed by the Company into clinical development. InterMune will fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the collaboration agreement, the Company will receive up-front license fees, research and development funding, and potential development and commercialization milestone payments. Such payments to the Company, including milestone payments, could exceed $60 million. In addition, the Company will also be entitled to receive royalties on product sales, if any.

4.  Government Grant

USAID Cooperative Grant

In September 2001, the Company was awarded a $3.7 million, three-year grant from the U.S. Agency for International Development ("USAID") to support the research and development of a novel, broadly protective malaria vaccine. Under the terms of the grant, Maxygen will retain worldwide rights to commercialize successful vaccine candidates that may result from the research and development.

5.  New Accounting Pronouncements

In June 2001, the Financing Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives.

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

================================================================================

Forward Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "can," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under "--Risk Factors That May Affect Results of Operations and Financial Condition," as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

================================================================================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. Our current collaborators are Novozymes, DuPont, Pfizer, Syngenta, DSM, Rio Tinto, Lundbeck, Chevron, Hercules, ALK-Abello, IAVI, InterMune and Aventis Pasteur SA. Our government grants are from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program and the U.S. Agency for International Development.

Revenue under strategic alliances and government grants increased from $14.0 million in 1999 to $24.5 million in 2000 and was $22.0 million in the nine months ended September 30, 2001. Revenues may fluctuate from period to period and there can be no assurance that these collaboration agreements will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of September 30, 2001, our accumulated deficit was $117.3 million and total stockholders' equity was $262.3 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $26.7 million in 1999 to $99.4 million in 2000 and $66.1 million in the nine months ended September 30, 2001. Our total headcount increased from 143 employees at the end of 1999 to 252 employees at the end of 2000. As of September 30, 2001 Maxygen had 297 employees, of whom 84% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators generally make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of September 30, 2001, we have deferred revenues of approximately $12.3 million. Our sources of potential revenue for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based upon revenues received from any products commercialized under those agreements.

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

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders' equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense of approximately $4.9 million in 1999, $7.8 million in 2000 and $3.7 million in the nine months ended September 30, 2001 related to the deferred compensation amortization on these option grants. In connection with the grant of stock options to consultants, we recorded stock compensation expense of $800,000 in 1999, $3.0 million in 2000 and $211,000 in the nine months ended September 30, 2001. Due to the acceleration of an executive stock option award, an additional $1.6 million stock compensation expense was recorded in 2000.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $298,000 was expensed in 2000 and $536,000 in the nine months ended September 30, 2001. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three year graded vesting period. A total of $3.3 million was recognized as expense in 2000 and $5.3 million in the nine months ended September 30, 2001.

Results of Operations

         Revenues

Our total revenues increased from $6.0 million and $17.5 million in the three and nine months ended September 30, 2000, to $7.4 million and $22.0 million in the comparable periods of 2001. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of three government grants that began in late 1997, early 1998 and early 1999. We expect our total revenues to increase in the remainder of 2001 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

         Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $13.2 million and $32.7 million in the three and nine months ended September 30, 2000, to $15.5 million and $47.0 million in the comparable periods of 2001. Also included in research and development expenses is stock compensation expense of $1.7 million and $7.1 million in the three and nine months ended September 30, 2000 and $2.1 million and $7.8 million in the comparable periods of 2001. The increase is primarily due to our accelerated efforts in all aspects of research and development, including increased expenditures resulting from our acquisition of Maxygen ApS in August 2000, as well as investments in our technology platforms and in the development of product candidates.

Research and development expenses represented 222% and 187% of total revenues in the three and nine months ended September 30, 2000 and 210% and 214% of total revenues in the comparable periods of 2001. The decrease between quarters is primarily due to growth in our total revenue between periods. The increase between the nine months ended September 30, 2000 and 2001 was due primarily to increased staff necessary to manage and support our growth plus increased research and development costs resulting from our acquisition of Maxygen ApS, offset in part by the growth in our total revenues.

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

         General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses decreased from $4.0 million in the three months ended September 30, 2000 to $3.8 million in the comparable quarter for 2001. Expenses increased from $11.5 million in the nine months ended September 30, 2000 to $12.6 million in the comparable period for 2001. Also included in general and administrative expenses is stock compensation expense of $1.1 million and $3.8 million in the three and nine months ended September 30, 2000, and $594,000 and $1.9 million in the comparable periods of 2001. The decrease in total general and administrative expenses between comparable quarters is primarily due to lower stock compensation expense. Expenses increased between the nine months ended September 30, 2000 and 2001 primarily due to increased staffing necessary to manage and support our growth offset by lower stock compensation expense.

General and administrative expenses represented 67% and 66% of total revenues for the three and nine months ended September 30, 2000, and 51% and 57% of total revenues for the comparable periods of 2001. The decrease was due primarily to the growth in our total revenue between periods.

We expect that our general and administrative expenses will increase in absolute dollar amounts for at least the next several years as we expand our legal and accounting staff, add infrastructure and investor relations programs and increased professional fees and insurance premiums. We expect that general and administrative expenses as a percentage of total revenue will continue to decrease as our revenues increase and research and development activities expand more quickly than our general and administrative expenses.

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

On August 10, 2000, we acquired Maxygen ApS for total consideration of approximately $71.8 million, including $5.5 million for the assumption of liabilities and $1.0 million for estimated acquisition costs. Prior to the acquisition, Maxygen ApS was a Danish privately-held, development-stage company that had minimal revenues since its inception in April 1999. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. Approximately $28.0 million of the total purchase price represented the value of in-process research and development projects that are at a pre-clinical stage of development, had not yet reached technological feasibility, and had no alternative future use. This amount was charged to our operations in the third quarter ended September 30, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Maxygen ApS are included in the condensed consolidated financial statements from August 10, 2000.

The $28.0 million in-process research and development charge represents the value determined by an independent appraiser, using a discounted cash flow methodology, to be attributable to the six pre-clinical stage in-process research and development projects of Maxygen ApS based on a valuation analysis of such research and development. In-process technology was expensed upon acquisition as technological feasibility had not been established and no alternative future uses existed. To value the in-process technology we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project, in obtaining regulatory approval to market, and the risks related to the viability of and potential changes to future target markets. The charge relates to specific on-going research and development. Management of Maxygen believes that the allocation of the purchase price to in-process research and development was appropriate given the future potential of this research and development to contribute to the operations of Maxygen. Assuming this research continues through all stages of clinical development, we project substantial future research and development expenditures related to this technology.

We continue to fund and develop the certain-of in-process research and development projects acquired through Maxygen ApS. There can be no assurances that the in-process projects acquired will achieve technological feasibility or that we will be able to successfully market products based on such technology.

            Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and will amortize this goodwill and other intangible assets over three years, the term of expected benefit. We believe this term is reasonable given that Maxygen ApS was a development stage entity and its technology was at an early stage of development and was yet unproven. Amortization expense of $3.4 million in 2000 and $6.5 million in the nine months ended September 30, 2001 was recorded on goodwill and other intangible assets.

Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded in 2000 or in the nine months ended September 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $8.7 million in 2002 and $5.3 million in 2003. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on the earnings and our financial position.

         Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income decreased from $4.4 million and $10.8 million in the three and nine months ended September 30, 2000 to $3.2 million and $10.6 million in the comparable periods of 2001. This decrease was due to lower average balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $70.1 million. As of September 30, 2001, we had $244.8 million in cash, cash equivalents and investments.

Our operating activities used cash of $7.4 million in the nine months ended September 30, 2000 and $9.7 million in the nine months ended September 30, 2001. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash used in investing activities was $84.7 million in the nine months ended September 30, 2000 and $46.3 million in the nine months ended September 30, 2001. The cash used during the nine months ended September 30, 2000 and 2001 primarily represented purchases of available-for-sale securities. This was partially offset by the maturities and sale of available-for-sale securities.

Additions of property and equipment were $2.5 million in the nine months ended September 30, 2000 and $6.6 million in the nine months ended September 30, 2001. The increase is primarily due to the expansion of our offices and laboratories in Redwood City, CA as well as new equipment purchased at Maxygen ApS. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided cash of $138.9 million in the nine months ended September 30, 2000 and $1.3 million in the nine months ended September 30, 2001. The 2000 amount primarily consists of the net proceeds received from the sale of common stock in a follow-on public offering in March 2000. The cash provided in the nine months ended September 30, 2001 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan, our matching contribution for the 401(k) Plan, and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations of $389,000.

Assuming our research efforts for existing collaborations are expended for the full research term, as of September 30, 2001 we have total committed funding of $131.5 million, of which approximately $100.6 million is from our collaborators and $30.9 million is from government funding. Of these committed funds, we have $61.4 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $295.8 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

   RISKS FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million for the year ended December 31, 2000 and $33.5 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $117.3 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to do so for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our acquisition of Maxygen ApS, we expect costs to increase further due to expanded operations and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 74 at December 31, 1998 to 143 at December 31, 1999 to 252 at December 31, 2000 to 297 at
September 30, 2001. Our revenues increased from $2.7 million in 1998 to $14.0 million in 1999 to $24.5 million in 2000 and were $22.0 million for the nine months ended September 30, 2001. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

We are expanding internationally. We acquired Maxygen ApS in August 2000, a Danish biotechnology company, and are now operating with international business locations. Expansion into an international operational entity will require additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

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

Acquisitions Could Result in Dilution, Operating Difficulties and Other Harmful Consequences.

If appropriate opportunities present themselves, we intend to acquire businesses and technologies that complement our capabilities. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

     . diversion of management time (both ours and that of the acquired company) from focus on operating the businesses to issues of integration during the period of negotiation through closing and further diversion of such time after closing;

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

Public Perception of Ethical and Social Issues May Limit the Use of Our Technologies, Which Could Reduce Our Revenues.

Our success will depend in part upon our ability to develop products discovered through our technologies. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our directed molecular evolution technologies or other technologies. Ethical and other concerns about our directed molecular evolution technologies or other technologies, particularly the use of genes from nature for commercial purposes, and products resulting therefrom, could adversely affect their market acceptance.

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

Any Inability to Adequately Protect Our Proprietary Technologies Could Harm Our Competitive Position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes for defending intellectual property rights.

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

In early 2000, we announced that we initiated an arbitration proceeding against Enchira Biotechnology Corporation (then known as Energy Biosystems Corporation) in connection with Enchira's claim that it had developed a "new gene shuffling" technology. We alleged that Enchira had breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Enchira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding directed molecular evolution technologies to Enchira. An arbitration hearing was held in November 2000 and on March 8, 2001 we announced that the arbitrator had found that Enchira had breached three separate provisions of the Development and License Agreement. The arbitrator found that the gene shuffling technology that Enchira calls Rachitt, and claims as its own, "was derived from Maxygen's technologies and has no notable or significant distinctions from those technologies" and that "Maxygen is the exclusive owner of the gene shuffling technology contained in Rachitt". The arbitrator also found that Enchira had misused our confidential information. There were further arbitration proceedings and on November 5, 2001 we announced the remedy determined by the arbitrator. The arbitrator awarded us an injunction barring Enchira from using, practicing, licensing or selling Rachitt technology until 2017. The arbitrator further enjoined Enchira from using, practicing, licensing or selling certain high throughput screening technology based on our technologies for three years. The arbitrator also ordered Enchira to reimburse Maxygen for its attorneys fees and pay all costs of conducting the arbitration.

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

Destructive Actions By Activists or Terrorists Could Damage Our Facilities, Interfere with Our Research Activities and Cause Ecological Harm. Any Such Adverse Events Could Damage Our Ability to Develop Products and Generate Adequate Revenue to Continue Operations.

Activists and terrorists have recently shown a willingness to damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Recent events, in New York City and Washington, D.C., shows that the amount of damage such people are willing and able to cause can be considerable. Our operations and research activities could be adversely impacted depending upon the nature and extent of such damage. Such damage could include damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean up of such releases could also be time consuming and costly.

Any significant interruptions in our ability to conduct our business operations or research and development activities could reduce our revenue and increase our expenses. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

The trading prices of life science company stocks in general, and ours in particular, have experienced extreme price fluctuations in the last two years. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of September 30, 2001, approximately 88% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2001 (dollars in thousands):

                                                2001             2002
                                             ---------        ----------
        Cash and cash equivalents ........   $  56,684               --
        Average interest rates ...........        3.84%              --

        Short-term investments ...........   $ 157,615               --
        Average interest rates ...........        6.10%              --

        Long-term investments ............          --        $  30,484
        Average interest rates ...........          --             4.84%

We did not hold derivative instruments intended to mitigate interest rate risk as of September 30, 2001, and we have never held such instruments in the past. In addition, we had outstanding debt related to equipment financing of $1.4 million as of September 30, 2001, with a range of interest rates of between 11.73% and 12.78%.

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

At September 30, 2001 we had a total of $5.3 million committed in foreign currency cash flow forward contracts. The fair value of these forward contracts at September 30, 2001 is $121,000, which was reflected on the balance sheet as an asset.

================================================================================
Part II - Other Information

Item 1
Legal Proceedings

Not applicable.

Item 2
Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 4, 2001, we issued an aggregate of 7,412 shares of our common stock in connection with the acquisition of a license of certain technology. On August 31, 2001 we issued 751 shares of our common stock to a consultant in partial payment for consulting services rendered to us. On September 30, 2001 we issued 2,839 shares of our common stock to two additional consultants in partial payment for consulting services rendered to us. There was no underwriter employed in connection with any of the transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through September 30, 2001, the proceeds were applied toward:

     . purchases and installation of equipment and build-out of facilities, $11.9 million;
     .    repayment of indebtedness, $561,000;
     .    working capital, $23.2 million; and
     . temporary investments in certificates of deposits, mutual funds and corporate debt securities, $65.4 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Item 3
Defaults Upon Senior Securities

Not applicable.

Item 4
Subimission of Matters to a Vote of Security Holders

Not applicable.

Item 5
Other Information

Not applicable.

Item 6
Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report:

                  None.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

================================================================================
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAXYGEN, INC.


November 13, 2001                   By:   /s/  Russell J. Howard
                                          --------------------------------------
                                               Russell J. Howard
                                               Chief Executive Officer

November 13, 2001                   By:   /s/  Lawrence Briscoe
                                          --------------------------------------
                                               Lawrence Briscoe
                                               Chief Financial Officer