Form 10-K405
period 2001-12-31
MAXYGEN INC
filed 2002-03-25
CIK 1068796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 000-28401

MAXYGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0449487 (I.R.S. Employer Identification No.)

515 Galveston Drive
Redwood City, California 94063
(Address of principal executive offices)

(650) 298-5300
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒     No ☐

As of February 28, 2002 there were 34,130,918 shares of the registrant’s common stock outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market as of February 28, 2002 was approximately $286,032,774.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the registrant’s definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

In this report “Maxygen”, the “Company”, “we”, “us” and “our” refer to Maxygen, Inc. and our wholly-owned subsidiaries.

Maxygen, MaxyScan, MolecularBreeding and the Maxygen logo are some of our trademarks. Other service marks, trademarks and trade names referred to in this report, and in the documents incorporated by reference in this report, are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

Forward Looking Statements

This report contains forward-looking statements about our research, business prospects and future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may”, “can”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue” or the negative of these terms or other comparable words. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	our MolecularBreeding directed molecular evolution and other technologies and processes;

•	our ability to realize commercially valuable discoveries in our programs;

•	the attributes of any products we may develop;

•	our future financial performance;

•	our intellectual property portfolio and rights;

•	our business strategies and plans; and

•	our ability to develop products suitable for commercialization.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 28 to 39 should be considered carefully in evaluating us and our business.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Other than as required by applicable law, we disclaim any obligation to update or revise any forward-looking statement contained in this release as a result of new information or future events or developments.

PART I

Item 1    BUSINESS

Overview

We are a leader in the field of directed molecular evolution, a process by which genes are modified for specific commercial uses. We are focused on creating novel therapeutic and industrial products using our integrated technologies. Our technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products. Unlike conventional technologies, our approaches require minimal understanding of complex underlying biological systems and can therefore help develop products more efficiently, faster and more cost-effectively. We have designed our technologies to rapidly improve existing biotechnology products as well as to create products that would be difficult or impossible to develop through other processes.

Our principal objective is to commercialize multiple high-value products in a broad range of industries including human therapeutics, agriculture and chemicals. Our products will be developed and marketed either through corporate collaborations or independently by Maxygen. To date, we have established strategic collaborations with leading companies including: Aventis Pasteur in novel vaccines; Celltech in antibodies; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for central nervous system diseases and multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative in HIV; Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation in protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, including with Novozymes, DuPont, Syngenta, DSM, Rio Tinto, Chevron, Pfizer and Hercules. We also have received funding from U.S. government organizations including from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program and the U.S. Agency for International Development.

We will continue to establish strategic collaborations with leaders in our target industries. We will also continue to retain rights in some of our collaborations to develop and market products resulting from our alliances. In addition, we have invested, and will continue to invest, our own funds in specific areas and product opportunities. We have over 40 potential products in various stages of research, with fourteen potential products in development and over 20 strategic alliances.

We began operations in 1997 to commercialize technologies originally conceived at Affymax Research Institute, then a subsidiary of what is now GlaxoSmithKline plc. We were incorporated in Delaware on May 7, 1996 and began operations in March 1997. Our principal executive offices are located at 515 Galveston Drive, Redwood City, CA 94063. Our telephone number is (650) 298-5300 and our website is located at www.maxygen.com. Information contained in our website is not a part of this report.

Market Opportunity

We have a platform of proprietary technologies that helps allow us to integrate the powerful tools available in the biotechnology industry to efficiently develop novel and improved products for human therapeutics and industrial applications. We are currently working on over 40 different potential products, including fourteen potential products that are in the development stage, either on our own or with companies that are leaders in their fields. Our target markets include protein pharmaceuticals, preventative and therapeutic vaccines, chemicals and agriculture. Within these markets, we are focused on specific high-value opportunities.

Human Therapeutics.    The human therapeutic protein pharmaceutical and vaccine markets represent a large opportunity for Maxygen. In 2000, worldwide sales of therapeutic proteins made using recombinant DNA technology exceeded $20 billion. Protein pharmaceutical products, such as erythropoietin and granulocyte colony stimulating factor, represent some of the world’s highest revenue pharmaceutical products. The protein therapeutics sector is one of the fastest growing pharmaceutical markets, with an annual sales growth rate of 5 to 15%.

Worldwide sales of all vaccines in 1999 exceeded $6.5 billion and are expected to exceed approximately $10.9 billion by 2005. This dramatic growth in the vaccine market is expected to be driven by the anticipated success of therapeutic vaccines and the development of novel vaccines that address significant unmet clinical needs.

In therapeutics, we are focused on developing products for a number of indications, including multiple forms of cancer, infectious diseases such as HIV and hepatitis, hematology, allergies, and autoimmune diseases such as rheumatoid arthritis and multiple sclerosis.

Industrial Applications.    The industrial application markets of chemicals and agriculture also offer an attractive market opportunity for Maxygen. In 2000, sales in the chemical industry exceeded $1.7 trillion, with approximately $50 billion in sales readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years.

In chemicals, we are focused on developing novel biocatalytic processes that could increase yields and decrease manufacturing costs for multiple known products. We believe that biocatalytic processes may also have utility for generating novel materials and molecules.

The agricultural biotechnology seed market was estimated at approximately $3 billion in sales in 2000. It is expected to grow to approximately $5-8 billion in sales by 2005 and to approximately $20-25 billion in sales by

2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on approximately 110 million acres in 2000. In agriculture, we are applying our technologies to potentially increase crop yield and qualities, such as enhancing nutritional value for human food or animal feed.

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

In recent years, significant research efforts in biotechnology have focused on identifying genes and elucidating their function. These efforts, which are known as genomics, have been highly successful in identifying tens of thousands of genes, but to date have not lead to rapid product development. This results from two primary causes. First, the genes identified by genomics have not been evolved for commercial purposes. Second, once a gene has been identified, a number of steps need to be completed before the genetic information can be used for the development of products.

Typical deficiencies of naturally occurring genes and proteins that limit their commercial utility as therapeutic products include inappropriate availability in the body, stability, difficulty and cost to manufacture, lack of specificity, toxicity and other side effects. Similarly, in applications such as agriculture and chemical processes using enzymes as catalysts, problems include the levels at which proteins can be made, specificity, stability, efficiency of enzyme function under industrial manufacturing conditions and purity. In addition, potential products with the highest commercial value often result from the action of multiple genes or multiple biological reactions and are difficult to optimize with modern biotechnology techniques. Many biotechnology companies have abandoned or never pursued development efforts with potential product candidates as a result of the unsuitability of the native proteins for commercial uses.

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

A second approach, directed molecular evolution, seeks to improve genes for commercial purposes by mimicking the natural events of evolution. There are two general approaches to directed molecular evolution, those utilizing targeted mutagenesis and those utilizing recombination-based techniques. Targeted mutagenesis involves the mutation of genes at preselected sites, most of which are harmful to gene function. The mutated genes are then screened to determine which mutations have resulted in improved attributes. Since targeted mutation has a low probability of improving a gene or sequence of complex biological reactions, screening for positive changes is expensive and time consuming. The second approach to directed molecular evolution involves recombination-based techniques, which mimic naturally occurring sexual recombination, a process in which regions of DNA are exchanged between strands of DNA. As recombination-based techniques do not require an understanding of the underlying biological process, and do not generate as many harmful changes as random mutagenesis, use of this approach is generally less costly and less time intensive than genomics, rational design or targeted mutagenesis approaches.

The Maxygen Solution

We have developed proprietary technologies that help address the limitations of modern biotechnology, allow for the rapid identification of lead product candidates and increase the opportunities for developing characteristics optimally suited for specific commercial purposes. Our integrated technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products. Our technologies are faster and less expensive than conventional technologies. Our use of such technologies is commercially-focused and results-oriented, and unlike conventional approaches, requires minimal understanding of complex underlying biological systems.

The most significant of our technologies are our MolecularBreeding directed molecular evolution technologies, of which there are two components. The first is DNAShuffling, our proprietary process for recombining genes into a diverse high-quality library of novel DNA sequences known as gene variants. The second is MaxyScan, a series of proprietary screening capabilities for the selection of desired commercial properties from the library of gene variants. The combination of DNAShuffling recombination technologies and MaxyScan specialized screening allows us to identify new potential products in a more rapid, cost-effective manner than conventional techniques.

Virtually any product or process that utilizes, or could utilize, DNA or proteins can potentially be improved for optimal function using our technologies. We are currently applying our technologies to adapt genes and proteins for use in fields as diverse as protein pharmaceuticals, vaccines, chemicals and agriculture.

We believe that our technologies provide distinctive advantages over traditional biotechnology, as summarized in the following table.

Advantages of Maxygen’s Technologies

Characteristic	Modern Biotechnology	Maxygen’s Technologies
Time to generate lead product candidates	several years	weeks to months
Necessary understanding of the biological processes underlying lead product candidates	yes	no
Ability to optimally improve properties for commercial applications	no	yes
Cost to generate lead product candidates	high	low
Amount of resulting genetic diversity	limited	virtually unlimited

The Maxygen Strategy

Our goal is to be a world leader in the commercialization of biotechnology products. We believe our technologies have broad commercial application, including short-, medium- and long-term commercial opportunities in human therapeutics and industrial applications (agriculture and chemicals). Our business strategy is built around two major efforts:

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

Independent Product Development:    We plan to develop multiple products for a number of industries. We have invested and will continue to invest our own funds in specific, economically attractive, product opportunities.

Expand Our Proprietary Technology Leadership.    To expand our technology leadership, we will continue to develop our core technologies by investing significantly in research and development. We will continue to acquire and license technologies from third parties that complement our capabilities to more rapidly develop products. We will protect and build upon our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies. We will continue to recruit, and collaborate with, leaders in the field of directed molecular evolution and complementary technologies and in various therapeutic indications and industrial segments.

We will continue to support both elements of our business strategy by gaining access to complementary technologies, capabilities and expertise through in-licensing agreements, corporate partnerships and corporate acquisitions. We may also pursue additional grants from U.S. government agencies in areas of commercial interest.

Since inception, we have entered into over 20 strategic collaborations and several proof of principle collaborations with commercial entities and have received eight grants from U.S. government agencies. Assuming our research efforts for existing collaborations are expended for the full research term, we have total committed funding of over $139 million, of which over $106 million is from our corporate collaborators and approximately $33 million is from the U.S. government. Of these committed funds, we have earned approximately $72 million; additionally, we have received $15 million from our collaborators in consideration for purchases of our equity. Potential milestone payments from our existing collaborations could exceed $308 million based on the accomplishment of specific performance goals. These payments are in addition to earned royalties on product sales.

In 2001, we were very successful in achieving our goals. We advanced six potential products into development, two in human therapeutics and four in industrial applications. We currently have 14 potential products in development, including 11 with corporate collaborators and three that are being funded by Maxygen. We entered into five new product development collaborations in 2001, with Aventis Pasteur in novel vaccines; Celltech in antibodies; InterMune in next generation interferon gamma therapies; with ALK-Abelló in allergy and with the International AIDS Vaccine Initiative in HIV. We also received a grant from USAID in 2001 for malaria vaccine research. We had 14 additional U.S. patents issue and 29 additional foreign patents granted bringing the total number of patents owned or licensed by us as of December 31, 2001 to 103. We also have over 500 patent applications worldwide.

Current Fields of Application

We are currently applying our technologies to high-value opportunities in the fields of human therapeutics (protein pharmaceuticals and preventative and therapeutic vaccines) and industrial applications (agriculture and chemicals).

Human Therapeutics

Our human therapeutics business, consisting of protein pharmaceuticals and preventative and therapeutic vaccines, presents us with opportunities in a wide variety of disease indications for which there is a significant unmet medical need for safe and effective treatments. The markets for many of these disease indications are very large and are summarized in the table below.

Therapeutic Area/Market	Market ($US)*
Cancer	$20 billion
Infectious disease	$20 billion
Blood Disorders	$9 billion
Arthritis	$8 billion
Multiple sclerosis	$1.8 billion

Source: *MedAdNews May 2001

Protein Pharmaceuticals

We are dedicated to becoming one of the world’s leading providers of improved, proprietary, protein-based therapeutics.

Market Opportunity.    In 2000, worldwide sales of therapeutic proteins made using recombinant DNA technology exceeded $20 billion. Protein pharmaceutical products, such as erythropoietin and granulocyte colony stimulating factor, represent some of the world’s highest revenue pharmaceutical products. The protein therapeutics sector is one of the fastest growing sectors of the pharmaceutical market, with an annual sales growth rate of 5 to 15%. However, many presently marketed protein pharmaceuticals have limitations and harmful side effects. Most protein pharmaceuticals have short half-lives, which may result in the need for frequent administration of expensive, painful injections or intravenous treatments. Proteins can also be immunogenic, potentially leading to adverse side effects or reduced therapeutic efficacy. Examples of therapeutic proteins made using recombinant DNA technology, their 2000 worldwide sales and potential improvements that could be made to proteins currently being marketed are listed below:

Product	2000 Sales ($US)	Potential Improvement
Erythropoietin	$5.3 billion	Longer half life
Interferons	$3.4 billion	Fewer side effects, longer half life
Insulin	$3.1 billion	Lower manufacturing cost
Human growth hormone	$1.5 billion	Longer half life
Colony stimulating factors	$1.6 billion	Longer half life
Clotting Factors	$1.2 billion	Longer half life, reduced immunogenicity
Interleukins	$160 million	Fewer side effects

By applying our technologies we believe we will be able to develop potent and safe protein pharmaceuticals that help address the limitations of current protein pharmaceuticals. Our technology offers a means both to develop new therapeutics, with better commercial and therapeutic attributes than naturally occurring proteins, and to develop improved next-generation protein drugs.

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

Business Strategy.    Our strategy for protein pharmaceuticals is to partner and independently develop new and improved therapeutic products. Biopharmaceuticals at all stages of development—research, clinical, marketed or failed—are potential targets for improvement. We are currently building internal pre-clinical and clinical capabilities to allow us to move multiple products through the approval processes in the United States, Europe, and other important markets. In parallel, we are working with pharmaceutical companies to develop, manufacture and commercialize biopharmaceutical candidates made using our technologies. By collaborating with leading pharmaceutical companies and creating better versions of proven protein therapeutics we can maximize our return and decrease our development risk. Additionally, the speed of our technologies allows multiple potential products to be pursued simultaneously, thus decreasing portfolio risk.

Our protein pharmaceuticals activities were expanded considerably in August 2000 by our acquisition of Maxygen ApS (then known as Profound Pharma A/S), a Danish company, which contributed protein modification technologies and capabilities, as well as strong additions to our management team with drug development expertise. With the acquisition of Maxygen ApS, our research-stage protein pharmaceutical product pipeline was doubled. We have also benefited by additional expertise related to all stages of protein pharmaceutical development including molecular biology, protein chemistry, in vitro and in vivo pharmacology, immunology, and pre-clinical and clinical development. Additionally, having a European presence may provide us European business opportunities that may not have been accessible otherwise.

Technology Platform.    We are capable of improving biopharmaceuticals in important parameters through the use of our integrated platform of proprietary technologies. In addition to our MolecularBreeding directed molecular evolution technologies, our proprietary platform includes a number of significant technologies for structure-based molecular design, intelligent diversity generation, and directed PEGylation and glycosylation. We have also designed and implemented proprietary expression systems, automated high-throughput fermentation capabilities, and protein purification and characterization techniques that are specific to proteins. Our technology platform is highly flexible and enables us to apply a wide selection of technologies in an integrated fashion to improve proteins for a desired function. For example, we can use our MolecularBreeding directed molecular evolution technologies to modulate the receptor specificity of a protein, and subsequently use directed PEGylation to modulate immunogenicity and pharmacokinetics.

In addition, we have a broad strategic relationship with Shearwater Corporation (a subsidiary of Inhale Therapeutic Systems, Inc.), a leader in PEG-technology. This alliance provides us with access to Shearwater’s proprietary PEGylation chemistries, as well as PEG compound supply, for the development of our product candidates.

Products/Pipeline.    Our protein pharmaceuticals activities are focused on the development of second-generation, “tailor made”, and novel protein therapeutics. At present, we have over ten active programs aimed at improving therapeutic proteins, many of which are second-generation versions of successfully marketed products. Two of those potential products are in pre-clinical development.

Examples of Potential Products in Protein Pharmaceutical Pipeline

Product	Disease Indication	Estimated Potential Market ($US)	Partner/Maxygen Retained Rights	Status
Maxy-10	CNS, including MS	$3 billion	Lundbeck	Pre-clinical
Maxy-50	Fibrosis and Oncology	$2.5 billion	InterMune	Pre-clinical
Maxy-12	Inflammatory disease	$700 million	Maxygen	Research
Maxy-14	Cancer	$1 billion	NCI/Maxygen	Research
Maxy-20	Allergy	$1.6 billion	ALK-Abelló	Research
Maxy-30	Autoimmune disease	$1 billion	Maxygen	Research

•	“Research” means the discovery or creation of prototype products, including their characterization.

•	“Pre-clinical” means product scale-up, formulation and further testing in animals, including toxicology.

Protein Pharmaceutical Alliances.

Celltech.    In December 2001, we entered into a technology collaboration agreement with Celltech Group plc, whereby Maxygen will potentially apply its MolecularBreeding directed evolution technologies to four of Celltech’s therapeutic monoclonal antibody programs. Under the terms of the agreement, Maxygen may receive license and option fees, full research and development funding, milestone payments, and royalties on product sales. Celltech retains exclusive worldwide rights to commercialize antibody therapeutics developed in the collaboration. Maxygen’s previous therapeutic collaborations focus on use of our technologies to improve cytokines, immunostimulatory factors and vaccines. By applying our capabilities to the field of antibodies, we have significantly expanded the therapeutic markets that we are addressing.

InterMune.    In September 2001, we granted a license to, and established a three-year collaboration with, InterMune, Inc. to develop and commercialize novel, next-generation interferon gamma products. The main purpose of the collaboration is to develop a next-generation Actimmune® with enhanced pharmacokinetics and a less-frequent dosing regime. Actimmune® (Interferon gamma-1b), is currently being marketed by InterMune in the United States for the treatment of chronic granulomatous disease (CGD) and severe, malignant osteopetrosis. InterMune is continuing the development of Actimmune® by conducting several advanced stage clinical trials, including a Phase III trial for the treatment of idiopathic pulmonary fibrosis (IPF) and a Phase III trial for ovarian cancer. Under the terms of the agreement, InterMune will take forward into clinical development product candidates created by Maxygen. InterMune will fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Maxygen will receive up-front license fees, full research funding, and development and commercialization milestone payments based on clinical development, regulatory approvals and commercial sales. In addition, Maxygen will receive royalties on product sales.

Lundbeck.    In September 2000, we established a three-year strategic alliance with H. Lundbeck A/S, a Danish pharmaceutical company, to develop an interferon beta pharmaceutical product to address central nervous system diseases including multiple sclerosis. Treatments for these diseases may provide Lundbeck with access to a market with a potential value of $3.0 billion. Lundbeck specializes in the development of pharmaceuticals to treat psychiatric and neurological disorders. We will receive research and development funding as well as license fees, milestone payments based on clinical trials, regulatory approval and commercial sales and royalties on product sales. We also retain development and marketing rights to the product in key Asian markets and global rights for all indications outside of central nervous system diseases, including inflammatory disease and cancer. In February 2002 we announced that Lundbeck intended to move an optimized interferon beta lead compound from the collaboration forward into pre-clinical development. The lead compound has been engineered by us to have an improved drug profile for therapy, with reduced immunogenicity, increased bioavailablility and substantially improved half life, to minimize side effects and maximize therapeutic efficacy.

National Cancer Institute.    In February 2000, we entered into a cooperative research and development agreement (CRADA) with the National Cancer Institute, National Institute of Health. The CRADA is a three-year research agreement under which we will work with the National Cancer Institute to develop therapeutic proteins for the treatment of a certain type of cancer. Under the agreement, we have the right to acquire an exclusive license to intellectual property developed in the CRADA for commercial use, subject to a non-exclusive royalty-free license retained by the U.S. government.

Vaccines

We are dedicated to becoming a leader in the development of novel vaccines for the prevention and treatment of infectious diseases, cancer, autoimmune disease and allergy.

Market Opportunity.    Worldwide sales of all vaccines in 1999 exceeded $6.5 billion and are expected to exceed approximately $10.9 billion by 2005. Recombinant DNA technology has enabled the development of prophylactic vaccine products that are safer, cheaper and easier to manufacture. This may create new market potential for these types of products, such as the Hepatitis B vaccine market, which is estimated to have had 2001 sales of $1.6 billion.

The vaccine market is expected to increase dramatically for several key reasons:

•
Vaccines are under development for the treatment of many existing diseases, such as cancer, autoimmune disease and allergy, and chronic infectious diseases. This will expand the market size dramatically beyond the traditional use of vaccines as prophylactics for infectious diseases.

•	Vaccines remain the best way to control epidemics and the spread of disease.

•	Combination vaccines are being introduced into medical practice, making patients, particularly children, more likely to be vaccinated broadly against infectious diseases.

•	Travel around the world is increasing at a dramatic rate. Traveling increases the probability that viruses, bacteria and other infectious agents will be disbursed worldwide.

•	Adults are being vaccinated more frequently, expanding the patient population.

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

Business Strategy.    Our strategy for vaccines is to partner and independently develop new and improved preventative and therapeutic vaccines. We will outlicense and partner potential products that we choose not to develop independently and enter into additional collaborations to further our technologies and product development capabilities. By collaborating with leading pharmaceutical companies we balance our return and our development risk. Additionally, the speed of our technologies allows many targets to be pursued simultaneously, thus decreasing portfolio risk.

Our vaccine business activities have been built primarily through grant funding of more than $25 million from the U.S. government. This funding has enabled us to advance key programs and our technology platform as a whole.

Technology Platform.    We believe our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. We have shown that we can generate new modified vaccines that have the potential to overcome the limitations of traditional vaccine development. This may enable us to help address both the treatment and prevention of a wide variety of diseases including cancer, allergy, autoimmune disease and infectious diseases such as AIDS and hepatitis.

We believe our technologies will help enable us to develop prophylactic and therapeutic vaccines with one or more of the following key characteristics:

•
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

•
The ability to protect against multiple “forms” of a disease with one vaccine.    Many infectious agents provide long-lasting protection against subsequent infection with the same pathogen. However, many viruses (e.g., HIV, influenza) and certain bacteria change frequently so that they can evade the immune system. Our technologies can potentially be used to create novel vaccines that can provide protection from most or all forms of disease in one product.

•
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

•	Novel therapeutic vaccines to induce tolerance. When the body’s immune systems attacks its own healthy tissue, autoimmune disease occurs. Types of autoimmune disease include rheumatoid arthritis,

multiple sclerosis, inflammatory bowel disease and psoriasis. Therapeutics that are able to intervene in this process by downregulating the immune system’s attack of its own cells, and re-educating these cells by inducing tolerance, could be effective as therapies for many kinds of autoimmune disease. Multiple naturally-occurring proteins, such as cytokines and antibodies, are under development as therapeutics for autoimmune disease. However, many of these therapies are limited because they generally cause multiple different kinds of responses in the body. Our technologies can potentially be used to develop therapeutic vaccines with the ability to specifically downregulate the immune response and induce tolerance.

Products/Pipeline.    We are developing vaccines for the prevention and treatment of cancer, autoimmune diseases, allergy and infectious diseases. Products will be developed both internally by Maxygen, as well as through corporate collaborations for specific product opportunities.

Examples of Potential Products in Vaccine Pipeline

Product	Disease Indication	Partner/Maxygen Retained Rights	Status
Maxy-1200	Treatment of Colorectal Cancer	Maxygen	Pre-clinical
Maxy-1500	Prevention of Dengue Virus infections	Maxygen	Pre-clinical
Maxy-1100	Treatment of Hepatitis B	Maxygen	Research
Maxy-201	HIV	International AIDS Vaccine Initiative	Research

•	“Research” means the discovery or creation of prototype products, including their characterization.

•	“Pre-clinical” means product scale-up, formulation and further testing in animals, including toxicology to assess suitability for, and prepare for, clinical testing in humans.

Our two lead products are in pre-clinical development; the first is a therapeutic vaccine for the treatment of colorectal cancer; the second is a vaccine to prevent dengue virus infection and the risk of dengue hemmhoragic fever. In addition, we have approximately ten prophylactic and therapeutic vaccine candidates in our research pipeline.

Vaccine Alliances

Aventis Pasteur.    In November 2001, we established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Aventis Pasteur is the new name of Pasteur Merieux Connaught, adopted at the creation of Aventis. Under the terms of the agreement, Maxygen will receive license fees, full research and development funding, minimum annual royalties, and potential milestone payments based on success-based milestones, clinical trials, regulatory approvals and commercial sales and royalty payments on product sales. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration.

USAID.    In October 2001 we received a $3.7 million, three-year grant from the U.S. Agency for International Development (USAID) to support the research and development of a novel, broadly protective malaria vaccine. Under the terms of the agreement, Maxygen will retain worldwide rights to commercialize successful vaccine candidates that result from the program. According to the World Health Organization (WHO), malaria is a public health problem in more than 90 countries inhabited by over 2.4 billion people. Worldwide prevalence of the disease is estimated to be approximately 300 to 500 million new clinical cases each year, and mortality due to malaria is estimated to be over one million deaths per year. The WHO reports that the phenomenon of “airport malaria,” or the importing of malaria by international travelers to non-endemic areas, is becoming increasingly common.

ALK-Abelló.    In February 2001, we established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, to research and develop novel recombinant therapeutics for the treatment of specific allergies. We will collaborate with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. ALK-Abelló will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration. Treatments for these allergies may provide ALK-Abelló with access to a market with a potential value of $1.6 billion. Under the terms of the collaboration, we will receive license fees, technology access fees, research and development funding, and potential milestone payments based on clinical trials and commercial sales. We will also receive royalties on product sales.

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

Karolinska Institute.    In July 2000, we initiated a two-year program with the Karolinska Institute for the development of novel allergy immunotherapeutics. Under the agreement, we will use our proprietary technologies to generate novel recombinant allergens for the treatment and prevention of certain common allergic conditions that the Karolinska Institute will help screen using sera and lymphocytes from allergic patients. We will retain commercialization rights without any future financial obligation to the Karolinska Institute for any application of potential allergy products.

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

Industrial Applications

Chemicals

Our chemicals business unit is dedicated to becoming the global leader in providing proprietary biologically-based process solutions for the discovery and manufacture of bulk, specialty and fine chemicals, including pharmaceutical intermediates and products. It is our intention to operate our chemicals business through our wholly-owned subsidiary Codexis, Inc.

Market Opportunity.    The chemicals industry is comprised of three major segments: commodity, specialty and fine. Together, 2000 sales in these three segments exceeded $1.7 trillion. Within these segments, approximately $50 billion in sales is readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. Some examples of existing biologically-based chemical processes are listed below:

Product/Process	Company	Estimated Annual Sales ($US)
Acrylamide	Nitto	$100+ million
Polylactic Acid	Cargill-Dow, LLC	$200 million
Nicotinates (nitrile catalyst)	Lonza	$120 million
High fructose corn syrup	Archer Daniels Midland, A.E. Staley	$4.5 billion
Modified Penicillins (catalysts acylase)	DSM	$300+ million
Aspartame (protease catalyst)	DSM/Tanabe, Tosoh	$500 million

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

By retaining commercialization and research rights in our collaborations, we expect to pursue independent development of high-value chemical products, as well as enter into additional strategic alliances with leading chemical companies. Furthermore, as we continue to expand our libraries of tested biocatalysts, we should be able to address our customers’ process needs with increasing speed. This is critical in certain segments of the chemical industry, such as the pharmaceutical manufacturing segment, where there is a very narrow window within which the process chemist must determine the economic and technical feasibility of a given process.

Technology Platform.    The chemicals business unit is focused on improving existing chemical processes and creating novel processes for the manufacturing of specialty and fine chemical products, including pharmaceuticals. Our set of proprietary technologies can allow for the “evolution” of enzymes, multi-enzyme pathways and organisms, overcoming the existing limitations of enzyme catalysts and enabling the development of economically viable biocatalytic and fermentative processes. We believe that our approach is faster, better and less expensive than traditional methods, enabling a new paradigm in process design in which a biological catalyst can be designed for a process, rather than the process being designed around a catalyst.

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

Products/Pipeline.    Our chemicals business unit is targeting multiple major high-value, low-volume chemical processes in the specialty and fine chemical areas for internal development and later stage partnering. These products include specific pharmaceutical intermediates and actives, antibiotics, vitamins and nutritional compounds and other fine chemicals. We have over 18 potential products and processes in our chemicals pipeline, six product candidates in development and three processes at commercial scale.

Chemical Alliances

Hercules     In October 2000, we entered into a four-year collaboration with Hercules Incorporated focused on developing specific high value specialty chemicals via custom-made biological catalysts for the pulp and paper industry. Total 1999 worldwide sales of pulp and paper chemicals were estimated to be over $13 billion. Under the terms of the collaboration, we will receive full research funding, technology access fees, license fees and milestone payments which vary depending on the milestones achieved and commercial sales, as well as royalties on any product sales.

Chevron.    In October 2000, we entered into a three-year collaboration with Chevron Research and Technology Co. to develop novel bioprocesses for specific petrochemical products. The initial area of focus will be to develop a biocatalytic process for the conversion of methane to methanol. Currently, the worldwide methanol market is estimated to be 11 billion pounds consumed annually at a price of $0.50 per pound. Chevron will have commercialization rights in exchange for license fees, technology access fees, full research funding, success-based milestones, annual fees and product royalties.

Pfizer.    In September 2000, we extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. The product generates approximately $200 million in sales per year for Pfizer. Under the 1998 agreement, we improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently under commercial development by Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning Maxygen research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. Additionally, Pfizer has agreed to fund additional research and development at Maxygen to allow us to further improve the performance of the pathway. To date, Maxygen has received two milestone payments for developing an improved second-generation manufacturing process for the Pfizer product.

Rio Tinto.    In January 2000, we entered into a three-year collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, one of the world’s leading mining companies, to develop enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. The technology, if successful, has broad applicability to multiple billion-dollar industries. Increased efficiency could play a significant role in the reduction of CO2 emissions, which the U.S. Department of Energy estimates to be approximately 1,400 million tons/yr with an approximate abatement cost of $200 to $350/ton. In connection with the collaboration, we will receive research and funding payments and technology advancement fees. In addition, Maxygen and Rio Tinto each will share revenues with the other from certain products or processes that are commercialized by the other.

DSM.    In March 1999, we entered into a three-year collaboration with Gist-Brocades N.V., a subsidiary of DSM N.V., to utilize our technologies to develop novel enzymes for use in the manufacture of certain classes of penicillin antibiotics. Antibiotics represent one of the largest product classes in the anti-infectives market, with certain penicillin intermediates, such as PenG and 6-APA, representing annual market opportunities of $200 million to $300 million in total product sales. We will receive research funding over three years and will receive royalties from the commercialization of any enzymes developed through our technologies. We currently have one manufacturing process from the collaboration in commercial development at DSM.

Novozymes (formerly a division of Novo Nordisk A/S).    In September 1997, we entered into a five-year strategic collaboration with Novozymes, the world’s largest producer of industrial enzymes, for the development and bulk production of specific industrial enzymes in fields such as laundry detergents, leather processing and pulp and paper manufacturing. Novozymes had a market share of 43% of the industrial enzymes market in 1999. The total current industrial enzymes market (a segment of the chemicals market) is estimated at $1.8 billion, and is expected to grow to over $3 billion by 2008. In addition to providing Novozymes with an improved subtilisin molecule (one of the most studied and highly modified industrial enzyme products, with 1999 worldwide sales in excess of $400 million) we provided an additional product candidate in 2000. In 2001 we announced the advancement of two further industrial enzyme product candidates into commercial development bringing to a total of four the number of product candidates in commercial development under the agreement. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes will be licensed to use MolecularBreeding directed molecular evolution technologies for additional industrial enzyme applications. Maxygen will receive royalty payments on the sales of any products developed under the 1997 agreement and on the sale of any products in the expanded industrial enzyme market areas. In addition, Maxygen will have co-exclusive rights to use the MolecularBreeding directed molecular evolution technologies for certain new industrial enzyme markets.

California Institute of Technology.    In 1998 we expanded a research cooperation with Dr. Frances Arnold’s laboratory at the Department of Chemical Engineering at the California Institute of Technology. This relationship was extended in 2001 for an additional four years. Dr. Arnold’s research group focuses on developing evolutionary protein design methods, engineering new enzymes and pathways, and using the results of laboratory evolution to elucidate mechanisms of enzyme function and protein adaptation. Dr. Arnold has collaborated with us since our inception.

In addition to our corporate and academic collaborations we have received grants from NIST-ATP (1998) to develop whole genome shuffling and from DARPA (1998) to develop enzymes with the capacity to inactivate microbial spores.

Agriculture

Our agriculture business unit is dedicated to becoming a global leader in providing proprietary product solutions to important commercial problems in plant-based businesses through the application of advanced DNA breeding methods. It is our intention to operate our agricultural business through our wholly-owned subsidiary MaxyAg, Inc.

Market Opportunity.    The agricultural biotechnology seed market was estimated at approximately $3 billion in sales in 2000. It is expected to grow to approximately $5-8 billion in sales by 2005 and to approximately $20-25 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on approximately 110 million acres in 2000. Adoption rates for transgenic crops are the highest for any new technology in agriculture. Biotechnology crops create value by reducing farmer costs, simplifying farming systems and improving environmental sustainability through decreased use of conventional pesticides. Some examples of existing biotechnology-based products, the performance of transgenic crops relative to crop protection chemicals and an overview of the market potential for transgenic crops are listed below:

Acreage of Transgenic Crops in 2000

Crop	Trait	Acres Planted in 2000 (Million)
Soybean	Herbicide Tolerant	63.7
Corn	Insect Tolerant	16.8
Canola	Herbicide Tolerant	6.9
Corn	Herbicide Tolerant	5.2
Cotton	Herbicide Tolerant	5.2
Cotton	Herbicide & Insect Tolerant	4.2
Cotton	Insect Tolerant	3.7
Corn	Herbicide & Insect Tolerant	3.5

Total		109.2

Global Crop Protection Market in 2000: by Product

Product Group	$US Million	% Change from 1999
Herbicides	$13,794	-3.8%
Insecticides	$8,009	-3.0%
Fungicides	$5,801	-4.4%
Transgenic Crops	$3,044	+3.7%

Global Transgenic Agriculture Market in 2000: by Crop

Crop	Global Acreage (Millions)	% Transgenic in 2002
Soybean	178	36%
Cotton	84	16%
Canola	62	11%
Corn	346	7%

Biotechnology-based developments in agriculture over the past decade have focused on providing farmers with plants that resist insect pests and enable the use of convenient, more environmentally favorable herbicides with an associated improvement in sustainable farming practices. The next generation of biotechnology crops will likely include plants capable of resisting more pests and diseases, further reducing agrochemical use, as well as crops with improved nutrient value for both human food and animal feed. Biotechnology research is also being directed toward developing plants designed as factories for the production of molecules of high commercial value, including natural polymers for materials applications and fine chemicals for nutraceutical and pharmaceutical products. We believe our technology platform can be used to create numerous commercial opportunities in crop protection and plant quality traits.

Business Strategy. We aim to provide customers with transgenic traits that enhance the performance and value of seed products that address the crop protection, materials, food and feed markets.

Our long-term goal is to develop products on our own but intend to initially enter the market through research and development relationships and through product development alliances with seed and plant propagation businesses. Our initial products will focus on non-food crops. We believe that this strategy decreases the financial risks associated with product development and marketing while building the necessary infrastructure and capabilities to become an integrated company.

Technology Platform.    We believe our technologies, including our proprietary MolecularBreeding directed molecular evolution technologies, can be used to create numerous commercial opportunities in crop protection and plant quality traits. Existing commercial product performance can be enhanced and new product concepts may be enabled by our technologies. In addition, our technologies may be able to improve and help commercialize product concepts that have failed during development for reasons of inadequate efficacy.

While exploiting the advantages of MolecularBreeding directed molecular evolution technologies to improve and develop new traits, we are committed to become experts with regard to the use of the following technologies:

•	high throughput plant-based screening of gene variants;

•	high throughput bio-assays for insect, nematode, and fungal pathogens;

•	relevant crop transformation methods with commercial freedom to operate; and

•	diversity-based gene discovery.

We are devoting a significant share of our internal resources to develop these technologies.

Products/Pipeline.    Both in collaboration with our partners and internally, we are working on a broad portfolio of 14 potential products in areas of yield improvement and quality traits, with five of these potential products already in development either internally or with our partners. We have retained significant rights to develop and market certain applications of the products resulting from the collaborations. In addition to the existing collaborations, we are currently pursuing and expect to pursue independent development of high-value agricultural products, and intend to enter into additional strategic alliances with leading agriculture companies.

Agriculture Alliances

Syngenta.    In June 1999, we entered into a five-year strategic collaboration with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta, to utilize our MolecularBreeding directed molecular evolution technologies to improve the yield and quality of several of Syngenta’s strategic crops. With global seed sales of $958 million in 2000, Syngenta currently holds 5% of the $9-11 billion global market in field crop seed and 12% of the $3-4 billion global market in vegetable and flower seed. We will receive research and development funding as well as license fees, milestone payments based on field trials, regulatory approval and commercial sales and royalties on product sales. In 2001, two agriculture product candidates from the collaboration were advanced into development at Syngenta.

DuPont.    In December 1998, we entered into a five-year strategic collaboration with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. duPont de Nemours and Company, to utilize our MolecularBreeding directed molecular evolution technologies to generate new gene variants for use in the development of specific crop protection and quality grain traits in corn, soybeans and certain other crops. With global seed sales of $1.9 billion in 2000, Pioneer Hi-Bred currently holds 18% of the global market in field crop seed, including 44% of U.S. corn seed sales and 19% of U.S. soybean seed sales. We will receive research and development funding as well as license fees, success-based milestone payments and milestones based on regulatory approval and commercial sales and royalties on product sales. We currently have one agricultural product candidate from the collaboration in development at DuPont.

Areas of Exploration

In addition to our current areas of focus in human therapeutics and industrial applications, we will continue to evaluate opportunities in new business areas. We are assessing commercialization opportunities in the areas of gene therapy, natural product drugs and small molecule pharmaceuticals, nutraceuticals, animal health and nutrition including veterinary vaccines, environmental applications, alternative fuels and certain other applications. In many instances, initial technology development and proof of principle models have already been established. Additional development may be funded through corporate collaborators, government grants, other external funding or with our own funds for those products with significant potential.

Maxygen’s Technologies

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

Other Technologies

In addition to our proprietary MolecularBreeding directed molecular evolution technologies, we have acquired and developed several complementary technologies potentially useful for the development of protein-based products. Two such examples of our directed strategies to post-translationally modify protein drugs are our PEGylation and glycosylation technologies. These strategies represent a comprehensive portfolio of know-how and technologies around proprietary algorithms and chemistries for the directed PEGylation or glycosylation of protein products. It is now generally accepted that effective, controlled PEGylation or glycosylation of therapeutic proteins can enhance the protein’s drug profile in terms of immunogenicity, stability, bioavailability and half-life.

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

DNAShuffling recombination technologies can be used to evolve properties that are coded for by single genes, multiple genes or entire genomes. By repeating the process, DNAShuffling recombination technologies ultimately generate libraries with a high percentage of genes that have the desired function. Due to the high quality of these libraries, a relatively small number of screening tests need to be performed to identify gene variants with the desired commercial qualities. This process can significantly reduce the cost and time associated with identifying multiple potential products.

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

Some of our screening capabilities include:

•	mass spectrometry;

•	in vivo animal assays;

•	in vivo plant assays;

•	bioassays;

•	immunochemical assays;

•	chemical assays; and

•	biochemical assays.

We have access to multiple sources of genetic starting material. In addition to the wealth of publicly available genetic sequence information, we are typically able to access our collaborators’ proprietary genes for use outside their specific fields of interest. Furthermore, we are able to inexpensively obtain our own genetic starting material or information, either through our own in-house efforts or through collaborations with third parties. This information and such materials when coupled with our DNAShuffling recombination technologies, can provide a virtually infinite amount of new, proprietary gene variants with potential commercial value.

We use certain equipment and commercially available software in conjunction with our DNAShuffling recombination technologies and MaxyScan screening systems. We have also developed software internally to help with and/or enable this process. We also use other internally developed software and other software purchased from third party vendors to a limited extent in our research and development activities.

Demonstrated Successes of Our MolecularBreeding Directed Molecular Evolution Technologies in Multiple Applications

We have consistently achieved improvement in gene function using our MolecularBreeding directed molecular evolution technologies. Significant results have been demonstrated in many different systems that have relevance to multiple commercial applications. Our technologies have the ability to generate improvements that would be difficult, costly, time intensive and, in many cases, impossible to achieve using other methods. We have shown that we can achieve improved gene function without a detailed understanding of the underlying complex biological processes.

For example, we have demonstrated our ability to improve genes that increase the anti-viral activity of a protein and develop new enzymes that have the potential to streamline chemical and pharmaceutical manufacturing processes. In addition, we have improved the performance of subtilisin, one of the most commercially valuable laundry detergent enzymes. Subtilisin is one of the most highly studied enzymes and has been extensively modified to improve its commercial properties. This example demonstrates the ability of MolecularBreeding directed molecular evolution technologies to achieve further improvements beyond the limits of modern biotechnology.

A summary of representative experiments published by our scientists is set forth below.

Example	Property	Activity Increase	Publication
ß-lactamase	Increased antibiotic resistance/enzyme activity	32,000-fold	Nature (1994)

Antibody	Increased expression level	100-fold	Nature Medicine (1996)

Antibody	Increased antibody/receptor binding	>440-fold	Nature Medicine (1996)

Green fluorescent protein	Increased fluorescence	45-fold	Nature Biotechnology (1996)

ß-galactosidase to fucosidase	Increase in activity	66-fold activity	Proceedings of the National Academy of Sciences (1997)

	Increase in specificity	1,000-fold specificity

Arsenate pathway (3 genes)	Increased bacterial resistance to arsenate	40-fold	Nature Biotechnology (1997)

Cephalosporinase family	Increased antibiotic resistance	270-540-fold	Nature (1998)

Subtilisin protease	Simultaneous improvement in 3 properties	2 to 4 fold in 3 properties	Nature Biotechnology (1999)

Human ß-interferon family	Increased activity as measured by antiviral activity on mouse cells	285,000-fold	Nature Biotechnology (1999)

HSV thymidine kinase family	Increased sensitivity to prodrug (AZT)	32-fold	Nature Biotechnology (1999)

Atrazing Hydrolase	Novel enzyme activity	>1000	Chem Biol. (2001)

Genome Shuffling	Improved streptomyces for production of polyketide antibiotic	Genome shuffling 1 year vs. classical strain improvement 20 years	Nature (2002)

Intellectual Property and Technology Licenses

Pursuant to the technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited, each of which was then a wholly-owned subsidiary of what is now GlaxoSmithKline plc, we were assigned all rights to the patents, applications and know-how related to MolecularBreeding directed molecular evolution technologies. Affymetrix, Inc. retains an exclusive, royalty-free license under most of the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

We have an extensive patent portfolio including 28 issued U.S. patents and 32 foreign patents relating to our proprietary MolecularBreeding directed molecular evolution technologies. Counterpart applications of the U.S. patents are pending in other major industrialized countries. We have an additional 228 pending U.S. patent applications and 189 pending foreign and international counterpart applications relating to our MolecularBreeding directed molecular evolution technologies and specialized screening technologies, and the application of these technologies to diverse industries including agriculture, protein pharmaceuticals, vaccines, gene therapy, chemicals and therapeutic drugs.

Our expanding patent estate provides us with an increasingly broad and unique platform from which to create and improve therapeutic, industrial and other products. Patents owned by us or for which we have exclusive licenses cover a broad range of activities surrounding recombination-based directed molecular evolution including:

•	methods for template-based gene recombination to produce chimeric genes;

•	methods for recombining nucleic acid segments produced by incomplete nucleic acid chain extension reactions to produce chimeric genes including the staggered extension process (StEP);

•	methods utilizing reiterative screening or only a single cycle of screening;

•	methods of combining any mutagenesis technique with DNA recombination methods to produce new chimeric genes;

•	methods using synthesized nucleic acid fragments;

•	in vivo and in vitro recombination methods of the above, in a variety of formats; and

•	methods of screening directed evolution libraries.

Such patents reinforce our preeminent position as the industry leader in recombination-based directed molecular evolution technologies for the preparation of chimeric genes for commercial applications.

In addition to the patents that we own directly, we have also exclusively licensed patent rights and technology for specific uses from Novozymes, the California Institute of Technology (Caltech), the University of Washington and GGMJ Technologies, L.L.C. These licenses give us rights to an additional 13 issued U.S. patents, 29 U.S. pending patent applications, and 98 additional international or foreign counterpart applications.

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

Competition

Any products that we develop through our technologies will compete in highly competitive markets. In the protein pharmaceuticals field we face competition from large pharmaceutical and biopharmaceutical companies such as Eli Lilly and Company, Pharmacia, Inc., Genentech, Inc. and Amgen Inc. and from smaller biotechnology companies such as Human Genome Sciences, Inc. In the vaccines field we face competition from biotechnology companies such as Corixa Corporation and Vical Corporation as well as large pharmaceutical companies including GlaxoSmithKline plc and Merck & Co., Inc. In chemicals, we face competition from large chemical companies such as E. I. du Pont de Nemours and Company and The Dow Chemical Company and from smaller biotechnology companies such as Genencor International and Diversa Corporation. In the agriculture field we face competition from large agribusinesses, such as Monsanto Company and DowAgroScience and from smaller biotechnology companies such as Paradigm Genetics.

Many of our potential competitors, either alone or together with their collaborative partners, have substantially greater financial, technical and personnel resources than we do, and we cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products or those of our collaborators obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in:

•	developing products;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing and marketing products.

We are a leader in the field of directed molecular evolution. We are aware that companies such as Diversa Corporation and Applied Molecular Evolution have alternative methods for obtaining and generating genetic diversity. Academic institutions such as Caltech and the University of Washington are working in this field, and we have licensed certain technology from Caltech and the University of Washington. This field is highly competitive and companies and academic and research institutions are actively seeking to develop technologies that could be competitive with our technologies.

We are aware that other companies and persons have described technologies that appear to have some similarities to our patented proprietary technologies. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.

In early 2000, we initiated an arbitration proceeding against Enchira Biotechnology Corporation (then known as Energy Biosystems Corporation) in connection with Enchira’s claim that it had developed a “new gene shuffling” technology. We alleged that Enchira had breached the confidentiality provisions and certain other terms of the Development and License Agreement entered into by Enchira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding directed molecular evolution technologies to Enchira. An arbitration hearing was held in November 2000 and on March 8, 2001 we announced that the arbitrator had found that Enchira had breached three separate provisions of the Development and License Agreement. The arbitrator found that the gene shuffling technology that Enchira calls Rachitt, and claims as its own, “was derived from Maxygen’s technologies and has no notable or significant distinctions from those technologies” and that “Maxygen is the exclusive owner of the gene shuffling technology contained in Rachitt”. The arbitrator also found that Enchira had misused our confidential information. There were further arbitration proceedings and on November 5, 2001 we announced the remedy determined by the arbitrator. The arbitrator awarded us an injunction barring Enchira from using, practicing, licensing or selling Rachitt technology until 2017. The arbitrator further enjoined Enchira from using, practicing, licensing or selling certain high throughput screening technology based on our technologies for three years. The arbitrator also ordered Enchira to reimburse Maxygen for attorneys fees and pay all costs of conducting the arbitration. The California Superior Court confirmed the arbitrator’s decision in a final order and judgment issued on December 21, 2001.

Employees

As of January 31, 2002 we had 308 employees, 87 of whom hold Ph.D., Ph.D. equivalent or M.D. degrees and 262 of whom were engaged in full-time research activities. We plan to expand our corporate development programs and hire additional staff as corporate collaborations and government grants are established. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Directors and Executive Officers

Our directors and executive officers, and their ages as of January 31, 2002, are as follows:

Name	Age	Position
Russell J. Howard, Ph.D.	51	Chief Executive Officer and Director
Simba Gill, Ph.D.	37	President
Michael Rabson, Ph.D.	48	General Counsel and Senior Vice President
Lawrence W. Briscoe	57	Chief Financial Officer and Senior Vice President
John Bedbrook, Ph.D.	52	President of Agriculture
Jan Møller Mikkelsen	42	President of Protein Pharmaceuticals
Alan Shaw, Ph.D.	38	President of Chemicals
Isaac Stein(1)(2)	55	Chairman of the Board and Director
Robert J. Glaser, M.D.(2)	83	Director
M.R.C. Greenwood, Ph.D.	59	Director
Ernest Mario, Ph.D.(2)	62	Director
Gordon Ringold, Ph.D.(1)(2)	51	Director
George Poste, D.V.M., Ph.D.(1)	57	Director

(1)	Member of the audit and finance committees
(2)	Member of the compensation committee

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

Simba Gill, Ph.D., has served as our president since April 2000. Dr. Gill joined us in July 1998 as chief financial officer and senior vice president of business development. Before joining Maxygen, Dr. Gill was, from November 1996 to July 1998, vice president of business development at Megabios Corp., a biotechnology research and development company. From November 1995 to November 1996, Dr. Gill was director of business development at Systemix, Inc., a biotechnology research and development company. Before joining Systemix, Dr. Gill held a variety of positions at Boehringer Mannheim, a pharmaceutical company, including global product manager for erythropoietin, manager of corporate business development and director of new diagnostics program management. Dr. Gill received his Ph.D. in immunology at King’s College, London University in collaboration with the U.K. biotechnology company Celltech, and his M.B.A. from INSEAD in Fontainbleau, France.

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

Lawrence W. Briscoe joined Maxygen in November 2000 as chief financial officer and senior vice president. From July 1994 until November 2000, Mr. Briscoe was chief financial officer and vice president, finance and administration of Catalytica, Inc., a company engaged in the application of expertise in catalytic technologies to the pharmaceutical and energy industries. Before joining Catalytica, he held various executive and financial positions, including president and chief operating officer and director at Brae Corporation, vice president of corporate development at Transamerica Corp. and chief executive officer of United States Commercial Telephone Corp. Mr. Briscoe has a M.B.A. from Stanford University, an M.S. in business from the University of Southern California and a B.S. in electrical engineering from the University of Missouri.

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

Jan Møller Mikkelsen, joined Maxygen in August 2000 as co-president of our protein pharmaceuticals business. He became president of our protein pharmaceuticals business in September, 2001. Mr. Mikkelsen was a co-founder, and from April 1999 to August, 2000 was co-chief executive officer, of ProFound Pharma A/S, a Danish biotechnology company. ProFound was acquired by Maxygen in August, 2000 and renamed Maxygen ApS. Prior to founding ProFound, Mr. Mikkelsen held various positions at Novo Nordisk A/S, an industrial enzyme company, including director of protein discovery from 1991 to 1999.

Alan Shaw, Ph.D., joined Maxygen in September 2001 as president of chemicals. From September, 2000 to August, 2001 Dr. Shaw was head of new business development and managing director, Lancaster Synthesis Group at Clariant Life Science Molecules, a unit within Clariant’s Life Science and Electronics division. Prior to joining Clariant, Dr. Shaw was the chief operating officer of Archimica Fine Chemicals, the fine chemical division of BTP plc from 1999 to 2000. From 1994 to 1999, Dr. Shaw held the position of managing director of Chirotech Technology Limited, the fine chemicals division of the ChiroScience Group plc. Dr. Shaw received his Ph.D. in Chemistry from the University of Durham.

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

Robert J. Glaser, M.D., has served as a director since September 1997. Dr. Glaser was director for medical science at the Lucille P. Markey Charitable Trust from 1984 to June 1997, and a trustee from 1988 to June 1997, when in accordance with the donor’s will, the Trust ceased operations. Dr. Glaser is a director of Hanger Orthopedic Group, Inc. and was a director of the ALZA Corporation until it was acquired by Johnson & Johnson in 2001. He was Dean of the medical schools at the University of Colorado and Stanford University, and professor of social medicine at Harvard University. Trained as an internist, Dr. Glaser has 124 publications on streptococcal infections, rheumatic fever, medical education and health care, as well as being a contributor to numerous scientific treatises. He was a founding member of the Institute of Medicine, National Academy of Sciences, and a Fellow of the American Academy of Arts and Sciences, the American Philosophical Society and the Royal College of Physicians of London.

M.R.C. Greenwood, Ph.D., has served as a director since February 1999. Dr. Greenwood has been chancellor of the University of California (“UC”) at Santa Cruz since July 1996. Before being named chancellor of UC Santa Cruz, Dr. Greenwood was dean of graduate studies and vice provost at UC Davis from July 1989 to July 1996. In addition, from November 1993 to May 1995, Dr. Greenwood took a leave from UC Davis to serve as associate director for science in the White House Office of Science and Technology Policy. She is a member of the Institute of Medicine/National Academy of Sciences as well as a fellow and past president of the American Association for the Advancement of Science. Dr. Greenwood received her Ph.D. in physiology, developmental biology and neurosciences from Rockefeller University.

Ernest Mario, Ph.D., has served as a director since July 2001. In January 2002, Dr. Mario founded Apothogen, Inc., a pharmaceutical company, where he serves as chairman and chief executive officer. Dr. Mario was the chairman and chief executive officer of ALZA Corporation, a pharmaceutical company, until December, 2001. Prior to joining ALZA, Dr. Mario served as chief executive officer of Glaxo Holdings plc, a pharmaceutical company, from May 1989 to March 1993, and as deputy chairman from January 1992 to March 1993. Prior to that time, Dr. Mario served as chairman and chief executive officer of Glaxo, Inc., a subsidiary of Glaxo Holdings, from 1988 to 1989 and as president and chief operating officer of Glaxo, Inc. from 1986 to 1988. Prior to joining Glaxo, Dr. Mario held various executive positions at Squibb Corporation and served as a director of that company. Dr. Mario is also a director of Catalytica Energy Systems, Inc., Orchid Biosciences, Inc., Pharmaceutical Product Development, Inc., SonoSite, Inc., Boston Scientific Corporation and Millennium Pharmaceuticals.

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

George Poste, D.V.M., Ph.D., has served as a director since October 1999. He is chief executive officer of Health Technology Networks, a consulting group specializing in genetics. Dr. Poste was chief science and technology officer at SmithKline Beecham, a pharmaceutical company, from 1992 to 1999 and was a member of the board of directors of SmithKline Beecham. Dr. Poste is chairman of diaDexus and Structural GenomiX and serves on the board of directors of Illumina, Inc. and Orchid Biosciences, Inc. He is a fellow of Pembroke College Cambridge and distinguished fellow at the Hoover Institution, Stanford University. He is a member of the Defense Science Board of the U.S. Department of Defense and in this capacity chairs the task force on Bioterrorism.

Scientific Advisory Board

The following individuals are members of our Scientific Advisory Board:

Baruch S. Blumberg, M.D., Ph.D., is a distinguished scientist at Fox Chase Cancer Center, Philadelphia, and university professor of medicine and anthropology at the University of Pennsylvania. Dr. Blumberg’s research has covered many areas including clinical research, epidemiology, virology, genetics and anthropology. Dr. Blumberg was awarded the Nobel Prize in 1976 for his work on infectious diseases and specifically for the discovery of the hepatitis B virus and has also been elected to the National Inventors Hall of Fame for the invention of the hepatitis B vaccine. Dr. Blumberg’s research and insight into infectious diseases are valuable to Maxygen programs related to vaccines and hepatitis B in particular.

Arthur Kornberg, M.D., is an active professor emeritus at the Stanford University School of Medicine, department of biochemistry. Dr. Kornberg has received numerous accolades including several honorary degrees and awards, the National Medal of Science, and the Nobel Prize in Medicine in 1959. He is a member of several prestigious scientific societies and serves as a member of several scientific advisory boards. Dr. Kornberg’s years of research in enzymes and metabolism is a valuable contribution to directing the internal research programs of Maxygen.

Joshua Lederberg, Ph.D., a research geneticist, is professor emeritus at the Rockefeller University, in New York. Formerly, Dr. Lederberg was a professor of genetics at the University of Wisconsin and at Stanford University School of Medicine. Dr. Lederberg is a pioneer in the field of bacterial genetics with the discovery of genetic recombination in bacteria, work for which he received the Nobel Prize in physiology and medicine in 1958. Maxygen is funding work in Dr. Lederberg’s laboratory pertaining to the ultimate limits of growth rates of microbes. His work and guidance in genetic recombination is important to our MolecularBreeding directed molecular evolution technologies.

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

Frances Arnold, Ph.D., is the Dick and Barbara Dickinson Professor of Chemical Engineering and Biochemistry at the California Institute of Technology. Dr. Arnold had authored or co-authored more than 150 publications and has 27 patents issued or pending. Dr. Arnold’s research focuses on engineering new enzymes and pathways by directing their evolution in the laboratory. A member of the National Academy of Engineering and fellow of the American Institute for Medical and Biological Engineering, her numerous awards include the 2000 Professional Progress Award of the American Institute of Chemical Engineers, the Office of Naval Research Young Investigator Award, a Presidential Young Investigator Award and a David and Lucille Packard Fellowship in Science and Engineering. Maxygen is funding work at Dr. Arnold’s laboratory pertaining to directed molecular evolution. Dr. Arnold provides on-going guidance in the field of directed molecular evolution and its applications in the chemical industry.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $11.3 million in 1999, $59.6 million in 2000 and $45.0 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $128.7 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our acquisition of Maxygen ApS, we expect costs to increase further due to expanded operations and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Certain collaborators could also become competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 143 at December 31, 1999 to 252 at December 31, 2000 to 305 at December 31, 2001. Our revenues increased from $14.0 million in 1999 to $24.5 million in 2000 to $30.5 million in 2001. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

We are expanding internationally. In August 2000 we acquired Maxygen ApS, a Danish biotechnology company, and are now operating with international business locations. Expansion into an international operational entity will require additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements that may limit or prevent the offering of our products in local jurisdictions;

•	government limitations on research and/or research involving genetically engineered products or processes;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable;

•	cultural non-acceptance of genetic manipulation and genetic engineering; and

•	potentially adverse tax consequences.

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

•
diversion of management time (both ours and that of the acquired company) from focus on operating the businesses to issues of integration during the period of negotiation through closing and further diversion of such time after closing;

•	decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

•
the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and

•	the need to implement controls, procedures and policies appropriate for a larger public company in companies that before acquisition had been smaller, private companies.

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

Any Inability to Adequately Protect Our Proprietary Technologies Could Harm Our Competitive Position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights.

The patent positions of biopharmaceutical and biotechnology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products.

Others may independently develop similar or alternative technologies or design around our patented technologies or products. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

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

Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products.

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

In 2000, we initiated an arbitration proceeding against Enchira Biotechnology in connection with Enchira’s claim that it had developed a “new gene shuffling” technology. An arbitration hearing was held in November 2000 and on March 8, 2001 we announced that the arbitrator had found that Enchira had breached three separate provisions of a Development and License Agreement Enchira had entered into with Maxygen. The arbitrator found that the gene shuffling technology that Enchira calls Rachitt, and claims as its own, was derived from Maxygen’s technologies and that Maxygen is the owner of the gene shuffling technology. The arbitrator also found that Enchira had misused our confidential information. There were further arbitration proceedings and on November 5, 2001 we announced the arbitrator awarded us an injunction barring Enchira from using, practicing, licensing or selling Rachitt technology until 2017 and had further enjoined Enchira from using, practicing, licensing or selling certain high throughput screening technology based on our technologies for three years. The arbitrator also ordered Enchira to reimburse Maxygen for attorneys fees and pay all costs of conducting the arbitration. The California Superior Court confirmed the arbitrator’s decision in a final order and judgment issued on December 21, 2001.

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

Our grants provide the U.S. government a non-exclusive, non-transferable, paid-up license to practice for or on behalf of the inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and our potential market could be reduced.

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

Activists and terrorists have recently shown a willingness to damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Recent events in New York City and Washington, D.C. show that the amount of damage people are willing and able to cause can be considerable. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean up of any such releases could also be time consuming and costly.

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

We May Be Sued for Product Liability.

We may be held liable if any product we develop, or any product that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. Although we intend in the future to obtain product liability insurance, we do not have such insurance currently. Any such insurance that we seek to obtain may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our products, our liability could exceed our total assets.

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

The trading prices of life science company stocks in general, and ours in particular, have experienced extreme price fluctuations in the last two years. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments in or challenges relating to patent or other proprietary rights;

•	period-to-period fluctuations in our operating results;

•	future royalties from product sales, if any, by our strategic partners; and

•	sales of our common stock or other securities in the open market.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation.

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, our chief executive officer, Russell Howard, and our then chief financial officer (now president), Simba Gill, together with certain underwriters of our initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously.

We Expect that Our Quarterly Results of Operations Will Fluctuate, and This Fluctuation Could Cause Our Stock Price to Decline.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration of research contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our discovery efforts leading to milestones and royalties;

•	the timing and willingness of collaborators to commercialize our products, which would result in royalties; and

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 35% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 2    PROPERTIES

We lease an aggregate of 78,460 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 24, 2005 with respect to 59,390 square feet, on April 21, 2005 with respect to 7,912 square feet and on December 10, 2003 with respect to 11,158 square feet.

We lease an aggregate of 25,783 square feet of office and laboratory facilities in Horsholm, Denmark. Our lease expires on October 31, 2010 but can be earlier terminated by us as of October 31, 2005.

We believe that our existing facilities are adequate to meet our needs for the immediate future and future growth can be accommodated by leasing additional or alternative space.

Item 3    LEGAL PROCEEDINGS

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, our chief executive officer, Russell Howard, and our then chief financial officer (now president), Simba Gill, together with certain underwriters of our initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously.

We are not currently a party to any other material pending legal proceedings.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

Item 5    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market since our initial public offering on December 16, 1999 under the symbol MAXY. Before such time, there was no public market for our common stock. During the last two fiscal years, through December 31, 2001, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

	High	Low
Year ended December 31, 2000
First Quarter	$186.00	$52.00
Second Quarter	80.00	34.00
Third Quarter	80.06	40.06
Fourth Quarter	53.00	22.00
Year ended December 31, 2001
First Quarter	$25.38	$9.75
Second Quarter	22.00	10.50
Third Quarter	19.60	11.65
Fourth Quarter	22.53	11.41

On March 20, 2001 the last reported sale price of our common stock on the Nasdaq National Market was $12.01 per share. On March 19, 2001, there were approximately 389 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities during the year ended December 31, 2001 that have not already been reported in an earlier quarterly report:

(i)
On September 1, 2001 we issued 8,399 shares of our common stock, and on December 1, 2001 we issued 6,979 shares of our common stock, in each case to a licensor in partial payment for licenses of technology granted to us.

(ii)	Between September 30, 2001 and December 31, 2001 we issued a total of 2,776 shares of our common stock to four consultants in partial payment for consulting services rendered to us.

There were no underwriters employed in connection with any of the transactions set forth above. The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through December 31, 2001, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $15.9 million;

•	repayment of indebtedness, $705,000;

•	working capital, $28.3 million; and

•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $56.0 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Item 6    SELECTED FINANCIAL DATA

The following selected financial information is derived from our audited consolidated financial statements. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results. See Note 9 of Notes to Consolidated Financial Statements for information concerning the deemed dividend upon issuance of convertible preferred stock in August 1999.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative research and development revenue	$341	$1,077	$8,895	$13,299	$25,100
Grant revenue	—	1,646	5,122	11,166	5,428

Total revenues	341	2,723	14,017	24,465	30,528
Operating expenses:
Research and development	2,757	7,207	16,094	38,534	54,044
General and administrative	915	3,010	4,998	12,486	13,567
Stock compensation expense	863	1,561	5,656	15,981	12,017
Acquired in-process research and development(1)	—	—	—	28,959	—
Amortization of intangible assets	—	—	—	3,419	8,726

Total operating expenses	4,535	11,778	26,748	99,379	88,354

Loss from operations	(4,194)	(9,055)	(12,731)	(74,914)	(57,826)
Net interest income	161	229	1,413	15,329	12,862

Net loss	(4,033)	(8,826)	(11,318)	(59,585)	(44,964)
Deemed dividend upon issuance of convertible preferred stock	—	—	(2,200)	—	—

Net loss attributable to common stockholders	$(4,033)	$(8,826)	$(13,518)	$(59,585)	$(44,964)

Basic and diluted net loss per share	$(0.82)	$(1.31)	$(1.53)	$(1.96)	$(1.38)

Shares used in computing basic and diluted net loss per share	4,917	6,748	8,854	30,339	32,610

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,693	$15,306	$136,343	$258,015	$234,877
Working capital	2,152	12,264	132,510	216,388	195,923
Total assets	3,154	17,600	145,578	301,699	277,418
Non-current portion of equipment financing	—	—	1,644	1,295	673
Accumulated deficit	(4,033)	(12,859)	(24,177)	(83,762)	(128,726)
Total stockholders’ equity	2,571	11,700	133,716	282,198	253,734

(1)
Acquired in-process research and development related to the acquisition of Maxygen ApS and a privately held California corporation. See Notes 11 and 12 of the Notes to Consolidated Financial Statements.

Quarterly Financial Data
(unaudited)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2001
Collaborative research and development revenue	$5,025	$5,972	$6,384	$7,719
Grant revenue	1,905	1,704	1,026	793

Total revenues	6,930	7,676	7,410	8,512
Operating expenses:
Research and development	12,696	13,031	13,468	14,849
General and administrative	3,548	3,952	3,168	2,899
Stock compensation expense	3,543	3,512	2,674	2,288
Amortization of intangible assets	2,181	2,182	2,182	2,181

Total operating expenses	21,968	22,677	21,492	22,217

Loss from operations	(15,038)	(15,001)	(14,082)	(13,705)
Net interest income	3,974	3,455	3,196	2,237

Net loss	$(11,064)	$(11,546)	$(10,886)	$(11,468)

Basic and diluted net loss per share	$(0.34)	$(0.35)	$(0.33)	$(0.35)

Shares used in computing basic and diluted net loss per share	32,184	32,534	32,707	32,958

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2000
Collaborative research and development revenue	$3,046	$3,195	$3,178	$3,880
Grant revenue	2,368	2,960	2,784	3,054

Total revenues	5,414	6,155	5,962	6,934
Operating expenses:
Research and development	6,246	7,828	11,582	12,878
General and administrative	2,013	2,842	2,881	4,750
Stock compensation expense	4,911	3,192	2,767	5,111
Acquired in-process research and development(1)	—	912	28,047	—
Amortization of intangible assets	—	—	1,847	1,572

Total operating expenses	13,170	14,774	47,124	24,311

Loss from operations	(7,756)	(8,619)	(41,162)	(17,377)
Net interest income	2,116	4,275	4,415	4,523

Net loss	$(5,640)	$(4,344)	$(36,747)	$(12,854)

Basic and diluted net loss per share	$(0.20)	$(0.14)	$(1.18)	$(0.40)

Shares used in computing basic and diluted net loss per share	28,062	30,188	31,165	31,942

(1)
Acquired in-process research and development related to the acquisition of Maxygen ApS and a privately held California corporation. See Notes 11 and 12 of the Notes to Consolidated Financial Statements.

Item 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “can”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this report.

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. We have strategic collaborations with leading companies including: Aventis Pasteur in novel vaccines; Celltech in antibodies; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for central nervous system diseases and multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation in protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, as well as funding from U.S. government organizations including from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program and the U.S. Agency for International Development.

Revenue under strategic alliances and government grants increased from $14.0 million in 1999 to $24.5 million in 2000 and was $30.5 million in 2001. Revenues may fluctuate from period to period and there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was $128.7 million and total stockholders’ equity was $253.7 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $26.7 million in 1999 to $70.4 million in 2000 (excluding $29.0 million of acquired in-process research and development expense) and $88.4 million in 2001. Our total headcount increased from 143 employees at the end of 1999 to 252 employees at the end of 2000. As of December 31, 2001 we had 305 employees, of whom 85% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

On August 10, 2000, we completed our acquisition of Maxygen ApS, a Danish biotechnology company located in Copenhagen, Denmark. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The transaction was accounted for as a purchase. We issued 1,102,578 shares of our common stock and granted options to purchase an aggregate of 41,812 shares of our common stock in connection with the acquisition of all the equity securities of Maxygen ApS. Of the 1,102,578 shares of common stock issued, 228,766 shares were issued with repurchase rights that lapse over a three year term. The consideration, including liabilities assumed of $5.5 million and estimated acquisition costs of $1.0 million, aggregated $71.8 million, of which $3.0 million was allocated to tangible assets, $28.0 million to acquired in-process research and development, $14.6 million to deferred compensation, $3.5 million to core technology, $705,000 to assembled workforce and $22.0 million to goodwill. The results of operations of Maxygen ApS are included in our operating results after August 10, 2000.

Critical Accounting Policies and Estimates

General

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions (see Note 1 of Notes to the Consolidated Financial Statements). We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Intangible Impairment

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and amortize this goodwill and other intangible assets using the straight-line method over the assets’ estimated useful lives of three years, the term of expected benefit. We believed this term was reasonable given that Maxygen ApS was a development stage entity and its technology was at an early stage of development and was yet unproven.

Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded in 2000 or in 2001.

In June 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in a decrease in net loss of $7.6 million in 2002 and $4.6 million in 2003. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on the earnings and our financial position.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2001, we have deferred revenues of approximately $12.5 million.

Revenue related to performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Payments received related to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because we have no future performance obligations related to the payment and we judge the event to be the culmination of a separate earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Maxygen, such as regulatory approval to market a product. Royalties are recorded as earned in accordance with the contract terms when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to grant agreements with various government agencies is recognized as related research and development expenses are incurred. We recognize revenue related to these grant agreements as the related research and development expenses are incurred, and when these research and development expenses are within the prior approved funding amounts or collectibility is reasonably assured because we have received information regarding additional funding authorizations. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. We believe the overhead rates we used to calculate our indirect research and development expenses are within the contractual guidelines of allowable costs and are reasonable estimates of our indirect expenses incurred through the term of the agreement.

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

Deferred Compensation

Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value for financial reporting purposes of our common stock on the date the applicable options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 as the fair value of the equity instruments issued. Compensation for related options granted to consultants is periodically remeasured as the underlying options vest.

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants of approximately $2.5 million in 1999, $3.7 million in 2000 and $2.5 million in 2001, which were included in research and development expense, and approximately $2.4 million in 1999, $4.1 million in 2000 and $2.3 million in 2001, which were included in general and administrative expense.

In connection with the grant of stock options to consultants, we recorded stock compensation expense of $714,000 in 1999, $2.6 million in 2000 and $256,000 in 2001, which were included in research and development expense, and $68,000 in 1999, $407,000 in 2000 and $50,000 in 2001, which were included in general and administrative expense. Due to the acceleration of executive stock option awards, an additional $1.6 million stock compensation expense included in research and development expense was recorded in 2000.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $298,000 was expensed in 2000 and $714,000 in 2001. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $3.3 million was recognized as expense in 2000 and $6.2 million in 2001.

Results of Operations

Revenues

Our total revenues increased from $14.0 million in 1999, to $24.5 million in 2000 and to $30.5 million in 2001. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The increase in grant revenue from 1999 to 2000 is due to additional grants from the government. The decline in grant revenue from 2000 to 2001 reflects the expiration of five government grants that began in late 1997, early 1998 and early 1999. We expect our total revenues to increase in 2002 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development.

	Year Ended December 31,
	1999	2000	2001
Human Therapeutics	$3,811	$9,295	$12,403
Chemicals	2,613	4,782	7,315
Agriculture	7,593	10,388	10,810

Total Revenue	$14,017	$24,465	$30,528

The increase in revenue for each segment was due to additional strategic alliances and the expansion of existing alliances as well as additional government research grants.

Research and Development Expenses

We have entered into a number of research and development collaborations to perform research for our collaborators. The major collaborative agreements all have similar contractual terms. The agreements generally require us to devote a specified number of full-time equivalent employees to the research efforts over defined terms ranging from three to five years.

The table below lists our major collaborative partners, defined as those contributing greater than 10% of total collaborative research revenue in 2001, for whom we conducted research and development, together with the date upon which the funded research term of the contract is scheduled to end. Contracts may only be extended by mutual agreement between Maxygen and the collaborative partner.

Collaborator	Funded Research Ends
Partner A	December 23, 2003
Partner B	June 18, 2004
Partner C	September 18, 2003

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on full-time equivalent (“FTE”) effort, that approximately 63% in 1999, 55% in 2000 and 50% in 2001 of research and development efforts (as measured in hours incurred) were undertaken for collaborative projects funded by our collaborators and government grants, and approximately 37% in 1999, 45% in 2000 and 50% in 2001 of research effort was on our own internally funded research projects. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic, agriculture and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Chemical and agricultural product candidates may be found ineffective, may cause undesirable side effects or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition”. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $19.3 million in 1999, to $50.0 million in 2000 and to $63.7 million in 2001. Included in research and development expenses is stock compensation expense of $3.2 million in 1999, $11.5 million in 2000 and $9.6 million in 2001. The increase is primarily due to our accelerated efforts in all aspects of research and development, including increased expenditures resulting from our acquisition of Maxygen ApS in August 2000, as well as investments in our technology platform and in the development of product candidates.

Research and development expenses represented 137% of total revenues in 1999, 204% of total revenues in 2000 and 209% in 2001. The increases between periods was primarily due to increased staff necessary to manage and support our growth plus increased research and development costs resulting from our acquisition of Maxygen ApS and new collaboration agreements. This is offset in part by the growth in our total revenues.

We expect research and development costs to increase during 2002 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars for at least the next several years. The acquisition of Maxygen ApS and subsequent on-going operations has significantly increased our research and development expenses in absolute dollars.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses have increased from $7.5 million in 1999 to $17.0 million in 2000 and decreased to $16.0 million in 2001. Included in general and administrative expenses is stock compensation expense of $2.5 million in 1999, $4.5 million in 2000 and $2.4 million in 2001. The increases in total general and administrative expenses from 1999 to 2000 was primarily due to increased staffing necessary to manage and support our growth and increased costs associated with being a public company. The decrease in total general and administrative expenses from 2000 to 2001 was primarily due to lower stock compensation expense.

General and administrative expenses represented 53% of total revenues in 1999, 71% of total revenues for 2000 and 52% of total revenues for 2001. The increase from 1999 to 2000 was primarily due to increased staffing necessary to manage and support our growth and increased costs associated with being a public company. The decrease from 2000 to 2001 was due primarily to the growth in our total revenue between periods.

We expect that our general and administrative expenses will increase in absolute dollar amounts for at least the next several years as we increase staff and add infrastructure and as a result of increased professional fees and insurance premiums. We expect that general and administrative expenses as a percentage of total revenue will continue to decrease as our revenues increase and research and development activities expand more quickly than our general and administrative expenses.

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

On August 10, 2000, we acquired Maxygen ApS for total consideration of approximately $71.8 million, including $5.5 million for the assumption of liabilities and $1.0 million for estimated acquisition costs. Prior to the acquisition, Maxygen ApS was a Danish privately-held, development-stage company that had minimal revenues since its inception in April 1999. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. Approximately $28.0 million of the total purchase price represented the value of in-process research and development projects that are at a pre-clinical stage of development, had not yet reached technological feasibility, and had no alternative future use. This amount was charged to our operations in the third quarter ended September 30, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Maxygen ApS are included in the consolidated financial statements from August 10, 2000. See Note 12 of Notes to Consolidated Financial Statements.

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

We continue to fund and develop the in-process research and development projects acquired through Maxygen ApS. There can be no assurances that the in-process projects acquired will achieve technological feasibility or that we will be able to successfully market products based on such technology. Should these in-process projects fail, the value of our investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could have a material adverse affect on our business and financial condition and could also result in an impairment charge to goodwill.

As opportunities present themselves, we intend to acquire new technologies and companies; such acquisitions could lead to additional direct and indirect expenses that could negatively affect our results of operations.

Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and will amortize this goodwill and other intangible assets over three years. Amortization expense of $3.4 million in 2000 and $8.7 million in 2001 was recorded on goodwill and other intangible assets.

Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income increased from $1.4 million in 1999 to $15.3 million in 2000 and decreased to $12.9 million in 2001. The increase from 1999 to 2000 was due to higher average balances of cash, cash equivalents and marketable securities as a result of our public offerings in December 1999 and March 2000. The decrease from 2000 to 2001 was due to lower average balances of cash, cash equivalents and marketable securities and decreased interest rates.

Provision for Income Taxes

We incurred net operating losses in 1999, 2000 and 2001, and consequently did not pay any U.S. federal or state income taxes. As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $38 million, which expire in the years 2012 through 2021 and federal research and development tax credits of approximately $1.4 million, which expire in the years 2012 through 2021.

Utilization of our net operating losses and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization. See Note 10 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”. Statement 144 is effective for fiscal years beginning after December 15, 2001. We will adopt Statement 144 as of January 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $139.2 million. As of December 31, 2001, we had $234.9 million in cash, cash equivalents and investments.

Our operating activities used cash of $3.0 million in 1999, $12.8 million in 2000 and $15.1 million in 2001. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash used in investing activities was $4.5 million in 1999, $151.1 million in 2000 and $49.1 million in 2001. The cash used during 2000 and 2001 primarily represented purchases of available-for-sale securities. This was partially offset by the maturities and sale of available-for-sale securities.

Additions of property and equipment were $4.5 million in 1999, $5.4 million in 2000 and $10.6 million in 2001. The increase is primarily due to the expansion of our offices and laboratories in Redwood City, CA as well as new equipment purchased at Maxygen ApS. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided cash of $128.6 million in 1999, $139.0 million in 2000 and $1.3 million in 2001. The 1999 amount primarily consists of the net proceeds we received from the sale of common stock in our initial public offering in December 1999. The 2000 amount primarily consists of the net proceeds received from the sale of common stock in a public offering in March 2000. The cash provided in 2001 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations of $533,000.

The following are contractual commitments at December 31, 2001 associated with debt and lease obligations (in thousands):

	Payments Due by Period
Contractual Commitment	Total	1 year	2-3 years	4-5 years
Operating Leases	$15,440	$4,711	$9,455	$1,274
Long-Term Debt	1,295	622	673	—

Total Contractual Commitments	$16,735	$5,333	$10,128	$1,274

Assuming our research efforts for existing collaborations are expended for the full research term, as of December 31, 2001 we have total committed funding of approximately $139 million, of which approximately $106 million is from our collaborators and $33 million is from government funding. Of these committed funds, we have approximately $59 million remaining to be received over the next three years. In addition, potential milestone payments from our existing collaborations could exceed $300 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency. As of December 31, 2001, approximately 88% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2001 (dollars in thousands):

	Expected Maturity
	2001	2002
Cash and cash equivalents	$48,388	—
Average interest rates	2.36%	—
Short-term investments	$157,557	—
Average interest rates	4.35%	—
Long-term investments	—	$28,932
Average interest rates	—	4.62%

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2001, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2001 levels, the fair value of our portfolio would decline by approximately $2.6 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. In addition, we had outstanding debt related to equipment financing of $1.3 million as of December 31, 2001, with a range of interest rates of between 11.73% and 12.78%.

Foreign Currency Exchange Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, in 2000 we acquired a wholly-owned subsidiary in Denmark, Maxygen ApS. The functional currency of Maxygen ApS is the Danish kroner. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a cash flow hedging program. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to Maxygen. At December 31, 2001 we had no foreign currency cash flow forward contracts outstanding.

Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders  Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/	ERNST &YOUNG LLP

Palo Alto, California  February 1, 2002

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$111,374	$48,388
Short-term investments	110,805	157,557
Grant and other receivables	8,425	7,300
Prepaid expenses and other current assets	1,180	2,279

Total current assets	231,784	215,524
Property and equipment, net	9,916	17,340
Goodwill and other intangible assets, net of accumulated amortization of $3,419 and $12,145 at December 31, 2000 and 2001, respectively	22,760	14,034
Long-term investments	35,836	28,932
Deposits and other assets	1,403	1,588

Total assets	$301,699	$277,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,143	$3,398
Accrued compensation	1,859	2,355
Accrued legal expenses	935	815
Deferred rent	342	937
Other accrued liabilities	3,356	2,381
Deferred revenue	6,228	9,093
Current portion of equipment financing obligations	533	622

Total current liabilities	15,396	19,601
Deferred revenue	2,810	3,410
Non-current portion of equipment financing obligations	1,295	673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 and 2001	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,576,736 and 34,026,414 shares issued and outstanding at December 31, 2000 and 2001, respectively	3	3
Additional paid-in capital	386,026	389,607
Notes receivable from stockholders	(776)	(339)
Deferred stock compensation	(19,880)	(8,509)
Accumulated other comprehensive income	587	1,698
Accumulated deficit	(83,762)	(128,726)

Total stockholders’ equity	282,198	253,734

Total liabilities and stockholders’ equity	$301,699	$277,418

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	1999	2000	2001
Collaborative research and development revenue	$8,895	$13,299	$25,100
Grant revenue	5,122	11,166	5,428

Total revenues	14,017	24,465	30,528
Operating expenses:
Research and development	16,094	38,534	54,044
General and administrative	4,998	12,486	13,567
Stock compensation expense(1)	5,656	15,981	12,017
Acquired in-process research and development	—	28,959	—
Amortization of goodwill and other intangible assets	—	3,419	8,726

Total operating expenses	26,748	99,379	88,354

Loss from operations	(12,731)	(74,914)	(57,826)
Interest income and other (expense), net	1,413	15,329	12,862

Net loss	(11,318)	(59,585)	(44,964)
Deemed dividend upon issuance of convertible preferred stock (Note 9)	(2,200)	—	—

Net loss attributable to common stockholders	$(13,518)	$(59,585)	$(44,964)

Basic and diluted net loss per share	$(1.53)	$(1.96)	$(1.38)

Shares used in computing basic and diluted net loss per share	8,854	30,339	32,610

(1) Stock compensation expense related to the following:
Research and development	$3,156	$11,468	$9,626
General and administrative	2,500	4,513	2,391

	$5,656	$15,981	$12,017

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount				Income	Deficit	Equity
Balance at January 1, 1999	7,461,667	$1	9,230,500	$1	$27,706	$(548)	$(2,601)	$—	$(12,859)	$11,700
Issuance of common stock to employees upon exercise of options for cash and promissory notes	—	—	2,640,650	—	1,645	(863)	—	—	—	782
Options granted to consultants for services rendered	—	—	—	—	875	—	—	—	—	875
Issuance of common stock for services rendered and certain technology rights	—	—	191,600	—	845	—	—	—	—	845
Issuance of Series D convertible preferred stock to investors at $5.50 per share for cash, less issuance costs of $37	3,636,364	—	—	—	19,963	—	—	—	—	19,963
Issuance of Series E convertible preferred stock to a collaborator at $6.25 per share	800,000	—	—	—	5,000	—	—	—	—	5,000
Issuance of common stock for initial public offering at $16.00 per share less issuance costs of $9,403	—	—	6,900,000	1	100,996	—	—	—	—	100,997
Conversion of convertible preferred stock to common stock	(11,898,031)	(1)	11,898,031	1	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	19,487	—	(19,487)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	4,872	—	—	4,872
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(11,318)	(11,318)

Balance at December 31, 1999	—	—	30,860,781	3	176,517	(1,411)	(17,216)	—	(24,177)	133,716
Issuance of common stock to employees and upon exercise of options for cash and promissory notes	—	—	194,712	—	1,063	—	—	—	—	1,063
Options granted to consultants for services rendered	—	—	—	—	2,944	—	—	—	—	2,944
Issuance of common stock for services rendered and certain technology rights	—	—	17,146	—	1,001	—	—	—	—	1,001
Issuance of common stock for follow-on offering at $97.00 per share less issuance costs of $8,167	—	—	1,500,000	—	137,332	—	—	—	—	137,332
Issuance of common stock and options for acquisitions	—	—	1,122,378	—	66,166	—	(14,606)	—	—	51,560
Repurchase of common stock and cancellation of options	—	—	(118,281)		(572)	51	513	—	—	(8)
Payments of stockholder notes	—	—	—	—	—	584	—	—	—	584
Acceleration of employee stock options	—	—	—	—	1,575	—	—	—	—	1,575
Amortization of deferred compensation	—	—	—	—	—	—	11,429	—	—	11,429
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(59,585)	(59,585)
Currency translation adjustment	—	—	—	—	—	—	—	66	—	66
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	521	—	521
Comprehensive loss										(58,998)

Balance at December 31, 2000	—	—	33,576,736	3	386,026	(776)	(19,880)	587	(83,762)	282,198
Issuance of common stock upon exercise of options for cash and for services rendered	—	—	340,624	—	1,238	—	—	—	—	1,238
Issuance of common stock under employee stock purchase plan	—	—	106,471	—	1,075	—	—	—	—	1,075
Issuance of common stock under 401(k) employer matching contribution	—	—	34,525	—	642	—	—	—	—	642
Stock compensation expense for consultant options, fully vested stock options and warrants for services rendered	—	—	—	—	384	—	(135)	—	—	250
Repurchase of common stock and cancellation of options	—	—	(31,942)	—	(19)			—	—	(19)
Payments of stockholder notes	—	—	—	—	—	437	—	—	—	437
Amortization of deferred compensation, net of $261,000 reversed for terminated employees	—	—	—	—	261	—	11,506	—	—	11,767
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(44,964)	(44,964)
Currency translation adjustment	—	—	—	—	—	—	—	(159)	—	(159)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	1,270	—	1,270
Comprehensive loss										(43,853)

Balance at December 31, 2001	—	$—	34,026,414	$3	$389,607	$(339)	$(8,509)	$1,698	$(128,726)	$253,734

See accompanying notes.

MAXYGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	1999	2000	2001
Operating activities
Net loss	$(11,318)	$(59,585)	$(44,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	1,611	3,139
Amortization of intangible assets	—	3,418	8,726
Non-cash stock compensation	4,862	13,004	12,417
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	1,730	3,945	976
Acquired in-process research and development	—	28,959	—
Changes in operating assets and liabilities:
Grant and other receivables	(2,438)	(5,137)	1,125
Prepaid expenses and other current assets	(529)	(380)	(1,099)
Deposits and other assets	(211)	(770)	(185)
Accounts payable	(96)	(3,714)	1,255
Accrued compensation	241	1,465	496
Accrued legal expenses	147	556	(120)
Deferred rent	137	205	595
Other accrued liabilities	1,232	2,070	(975)
Deferred revenue	2,572	1,576	3,465
Other	(105)	(19)	—

Net cash used in operating activities	(3,047)	(12,796)	(15,149)

Investing activities
Cash acquired in acquisition	—	349	—
Purchases of available-for-sale securities	—	(179,120)	(197,607)
Maturities of available-for-sale securities	—	33,000	131,239
Sale of available-for-sale securities	—	—	27,789

Acquisition of property and equipment	(4,492)	(5,366)	(10,563)

Net cash used in investing activities	(4,492)	(151,137)	(49,142)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	24,963	—	—
Borrowings under equipment financing obligations	1,834	166	—
Repayments under equipment financing obligations	—	(172)	(533)
Payments received on promissory notes	—	584	437
Proceeds from issuance of common stock, net of issuance costs	101,779	138,386	1,401

Net cash provided by financing activities	128,576	138,964	1,305

Net increase (decrease) in cash and cash equivalents	121,037	(24,969)	(62,986)
Cash and cash equivalents at beginning of period	15,306	136,343	111,374

Cash and cash equivalents at end of period	$136,343	$111,374	$48,388

Schedule of noncash transactions
Tangible and intangible assets acquired in acquisition for shares of common stock, net of cash acquired and liabilities assumed	$—	$53,210	$—
Shares issued for technology	$—	$958	$—
Issuance of common stock in exchange for note receivable	$863	$—	$—

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated in Delaware on May 7, 1996. The Company develops and applies proprietary directed molecular evolution technologies, also known as “MolecularBreeding”, to evolve new or improved properties into single genes, multigene pathways, vectors, and genomes. Since the technology can be applied to a wide range of genetic targets, the Company will explore commercial opportunities for the directed evolution of human pharmaceuticals, as well as industrial products. The MolecularBreeding directed molecular evolution technologies were conceived at Affymax Research Institute (“Affymax”), a subsidiary of Glaxo Group Ltd. In March 1997, ownership to the MolecularBreeding directed molecular evolution technologies patent applications and patents were transferred by Affymax to the Company in exchange for the issuance of 5,460,000 shares of common stock.

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

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands). All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The functional currency of Maxygen ApS is the Danish kroner. Assets and liabilities of Maxygen ApS are translated at current exchange rates, and the related revenues and expenses are translated at average exchange rates in effect during the period. Gains and losses from currency translation are included in other comprehensive income (loss). Currency transaction gains or losses are included in interest income and other, net, and are not significant to the Company’s operating results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable debt securities, municipal, government and corporate debt obligations. Short and long-term investments include municipal, government and corporate debt obligations.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value deemed to be other-than-temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income.

Derivative Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. To date the Company has only entered into foreign currency forward exchange contracts generally expiring within one year to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

On December 22, 2000, the Company entered into derivative contracts for the first time and has recorded those contracts under Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)”, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships. Since these were the Company’s first derivative contracts, no cumulative effect adjustment was required upon adoption of SFAS 133.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign-currency hedges to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. All foreign currency contracts are denominated in Danish kroner. During 2001, forecasted cash flow exceeded the actual cash required by Maxygen ApS, resulting in a net loss of $261,000, which was recorded in interest income and other, net.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. Costs associated with entering into such contracts have not been material to the Company’s financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2001, the Company had no foreign currency contracts outstanding in the form of forward exchange contracts or any other derivative instruments.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A significant portion of the Company’s accounts receivable balance at December 31, 2000 and 2001 consist of balances due from government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement.

Property and Equipment

Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are amortized using the straight-line method over the assets’ estimated useful lives of three years. See Note 12 for detail of intangible assets acquired.

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

Revenue Recognition

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received related to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance obligations related to the payment. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product. Royalties, if any, are recognized when earned.

The Company was awarded grants from the Defense Advanced Research Projects Agency, National Institute of Standards and Technology-Advanced Technology Program and the U.S. Agency for International Development totaling approximately $32.9 million since inception for various research and development projects. The terms of these grant agreements are three years with various termination dates, the last of which is September 2004 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Research and Development Expenses

Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment, as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. See Note 4 for detail regarding the Company’s sponsored license and research agreements.

The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the assignment of these FTE’s to each project over time. Based on the analysis of these FTE’s, approximately 50% in 2001, 55% in 2000 and 63% in 1999 of the Company’s research effort (as measured in hours incurred) was on research conducted on behalf of collaborative partners and government grants. Approximately 50% in 2001, 45% in 2000 and 37% in 1999 of the Company’s research effort was on Company-funded research.

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. In 1999, 2000 and 2001, the Company recognized stock compensation expense related to certain stock option grants. See Note 9. Pro forma information required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) is also included in Note 9.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Unaudited pro forma basic and diluted net loss per common share has been computed for the year ended December 31, 1999 as described above, and also gives effect to the conversion of the convertible preferred stock that automatically converted to common

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock immediately before the completion of the Company’s initial public offering (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year ended December 31,
	1999	2000	2001
Net loss attributable to common stockholders	$(13,518)	$(59,585)	$(44,964)

Basic and diluted:
Weighted-average shares of common stock outstanding	10,879	32,466	33,843
Less: weighted-average shares subject to repurchase	(2,025)	(2,127)	(1,233)

Weighted-average shares used in computing basic and diluted net loss per share	8,854	30,339	32,610

Basic and diluted net loss per share	$(1.53)	$(1.96)	$(1.38)

Pro forma: (unaudited)
Shares used above	8,854
Pro forma adjustment to reflect weighted effect of conversion of convertible preferred stock (unaudited)	9,395

Shares used in computing pro forma basic and diluted net loss per share (unaudited)	18,249

Pro forma basic and diluted net loss per share (unaudited)	$(0.74)

The Company has excluded convertible preferred stock, outstanding warrants, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share, before application of the treasury stock method for options, was approximately 2,601,000 at December 31, 1999, 6,652,000 at December 31, 2000 and 8,317,000 at December 31, 2001. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 9 for further information on these securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2000	2001
Unrealized gain (loss) on available-for-sale securities	$521	$1,791
Foreign currency translation adjustments	66	(93)

Accumulated other comprehensive income	$587	$1,698

There were no components of other comprehensive income in 1999.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $7.6 million in 2002 and $4.6 million in 2003. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

2.    Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2001 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$48,388	$—	$—	$48,388
Corporate debt obligations	150,623	1,733	(27)	152,329
U.S. government agency securities	10,200	28	—	10,228
Commercial paper	23,875	57	—	23,932

Total	233,086	1,818	(27)	234,877
Less amounts classified as cash equivalents	(48,388)	—	—	(48,388)

Total investments	$184,698	$1,818	$(27)	$186,489

The Company’s cash equivalents and investments as of December 31, 2000 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$42,992	$—	$—	$42,992
Corporate debt obligations	92,502	518	(62)	92,958
Commercial paper	122,000	65	—	122,065

Total	257,494	583	(62)	258,015
Less amounts classified as cash equivalents	(111,374)	—	—	(111,374)

Total investments	$146,120	$583	$(62)	$146,641

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains or losses on the sale of available-for-sale securities for 1999, 2000 and 2001 were insignificant.

At December 31, 2000 and 2001 the contractual maturities of investments were as follows (in thousands):

	At December 31,		At December 31,
	2000	2001	2000	2001
	Amortized Cost		Estimated Fair Value
Due within one year	$110,475	$156,302	$110,805	$157,557
Due after one year through two years	35,645	28,396	35,836	28,932

	$146,120	$184,698	$146,641	$186,489

3.    Collaborative Agreements

At December 31, 2001, the Company had thirteen active multi-year research and development collaborations with collaborative partners. These agreements typically include up-front licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require the Company to devote a specified number of full-time equivalent employees to the research efforts over defined terms ranging from three to five years. Total revenue recognized under the collaboration agreements was $8.9 million in 1999, $13.3 million in 2000 and $25.1 million in 2001.

Assuming the Company’s research efforts for existing collaborations are expended for the full research term, the Company has total committed funding of approximately $106.3 million from their collaborators. The Company can receive potential milestone payments from existing collaborations, which could exceed $307.8 million, based on the accomplishment of specific performance criteria, in addition to earned royalties on product sales or cost savings. There can be no assurances that the Company’s research efforts will result in the receipt of future milestone payments.

In general, the Company’s research obligations and the obligations of the Company’s corporate partners to provide research funding cannot be terminated before the end of the research term unless there has been a material breach of the contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

The following table represents the percentage of the Company’s total revenue that has been recognized pursuant to the Company’s largest non-grant collaborators:

	December 31,
	1999	2000	2001
Partner A	42.8%	24.5%	19.9%
Partner B	11.4%	17.9%	15.3%
Partner C	—	3.1%	10.8%

No other collaborator has comprised more than 10% of revenue in any period presented. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also purchased equity investments in the Company. These agreements are summarized below.

Aventis Pasteur

In November 2001, the Company established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Aventis Pasteur is the new name of Pasteur Merieux

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Connaught, since the creation of Aventis. Under the terms of the agreement, the Company will receive license fees, full research and development funding, minimum annual royalties, and potential milestone and royalty payments on product sales, if any. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration.

InterMune, Inc.

In September 2001, Maxygen Holdings Ltd., a wholly-owned subsidiary of the Company, entered into a three-year license and collaboration agreement with InterMune, Inc. (“InterMune”) to develop and commercialize novel, next-generation interferon gamma products. Under the terms of the agreement, InterMune will take product candidates developed by the Company into clinical development. InterMune will fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the collaboration agreement, the Company will receive up-front license fees, research and development funding, and potential development and commercialization milestone payments. In addition, the Company will also be entitled to receive royalties on product sales, if any.

ALK-Abelló A/S

In February 2001, the Company established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, Denmark, to research and develop novel recombinant therapeutics for the treatment of specific allergies. The Company will collaborate with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. Under the terms of the collaboration, the Company will receive license fees, technology access fees, research and development funding, and potential milestone payments. The Company will also be entitled to receive royalties on product sales, if any. ALK-Abelló will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration.

International AIDS Vaccine Initiative

In February 2001, the Company established a three-year collaboration with the International AIDS Vaccine Initiative and DBLV, LLC, an entity established and funded by the Rockefeller Foundation to develop novel HIV vaccines. Under the agreement, DBLV will provide full research and development funding to the Company for at least three years to expand the Company’s ongoing program in HIV vaccine development. The Company will retain all rights to commercialize the HIV vaccine candidates in all developed countries of the world, as well as in certain markets in the developing world.

Hercules Incorporated

In November 2000, the Company entered into a four-year collaboration with Hercules Incorporated (“Hercules”) focused on developing high value specialty chemicals via custom-made biological catalysts. Under the terms of the collaboration, the Company will receive full research funding, technology access fees, license fees and milestone payments, as well as royalties on any product sales. Hercules will retain exclusive worldwide commercialization rights for specific applications of products generated in the collaboration. The Company will retain rights to all applications of products not exclusively licensed to Hercules. The collaboration is focused on a number of high revenue-generating products in Hercules’ core business.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chevron Research and Technology Co.

In October 2000, the Company entered into a three-year collaboration with Chevron Research and Technology Co. (“Chevron”) to develop novel bioprocesses for specific petrochemical products. Under the terms of the agreement, the Company will receive full research funding, license fees, technology access fees, milestones, and product royalties. Chevron will receive worldwide commercialization rights.

H. Lundbeck A/S

In September 2000, Maxygen ApS, a wholly-owned subsidiary of the Company, entered into a three-year collaborative research and development agreement with H. Lundbeck A/S (“Lundbeck”), to develop an improved interferon beta pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Under the terms of the agreement, the Company will receive research and development funding as well as license fees, milestone payments and royalties on product sales. Lundbeck has licensed rights to this product for central nervous system diseases. The Company has retained rights for neurological indications in key Asian markets and global rights for all indications outside of central nervous system diseases, including inflammatory disease and cancer.

Pfizer

In September 2000, the Company extended a May 1998 agreement with Pfizer Inc. (“Pfizer”) in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, the Company improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently under commercial development by Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning the Company research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. Additionally, Pfizer has agreed to fund additional research and development to allow the Company to further enhance the performance of the pathway.

Technological Resources PTY Limited

In January 2000, the Company entered into a three-year collaborative research and development agreement with Technological Resources PTY Limited, a wholly-owned subsidiary of Rio Tinto Limited (“TRPL”), to develop novel enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes more generally for use in chemical bioprocessing and other applications. Pursuant to the agreement, the Company will receive research and funding payments and technology advancement fees. In addition, the parties will share revenues on certain commercialized products and processes.

Gist-brocades N.V.

In March 1999, the Company entered into a three-year collaborative research and license agreement with Gist-brocades N.V., a subsidiary of DSM N.V. (“DSM”) to utilize the Company’s proprietary MolecularBreeding directed molecular evolution technologies to develop certain novel enzymes involved in the manufacture of certain classes of antibiotics. Under the terms of the agreement, the Company will receive research funding and royalties from the commercialization of any enzymes developed through the Company’s technology. DSM will receive worldwide commercialization rights.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Syngenta

In June 1999, the Company entered into a five-year collaborative research agreement with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta (“Syngenta”) to improve the yield and quality of several of Syngenta’s strategic crops. The Company will receive research and development funding as well as license fees, milestone payments and royalties on product sales. Syngenta will receive worldwide commercialization rights.

On an annual basis beginning in the second year of the agreement, Syngenta must either pay an annual technology advancement fee or purchase shares of the Company’s stock at a 50% premium to the then current fair value. If Syngenta elects to buy stock, the resulting premium will be accounted for as technology advancement funding. The technology advancement funding is intended to fund the Company’s continuing development of its core MolecularBreeding directed molecular evolution technologies.

In August 1999, in conjunction with the agreement, Syngenta purchased 800,000 shares of Series E convertible preferred stock at $6.25 per share (subsequently converted to common stock upon the Company’s initial public offering). The Company recorded a deemed dividend of $2.2 million at the date of issuance. The deemed dividend is further described in Note 9.

E.I. duPont de Nemours and Company

In December 1998, the Company entered into a five-year collaborative research and license agreement with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. duPont de Nemours and Company (“DuPont”) to utilize MolecularBreeding directed molecular evolution technologies to generate novel gene products for use in the development of specific crop protection and quantity grain traits in corn, soybeans, and certain other crops. The Company will receive research and development funding as well as license fees, milestone payments and royalties on product sales. DuPont will receive worldwide commercialization rights.

In December 1998, in conjunction with the agreement, DuPont purchased 1,000,000 shares of Series C convertible preferred stock at $5.00 per share, which was the fair value of the preferred stock on the date of issuance (subsequently converted to common stock upon the Company’s initial public offering). Furthermore, in December 1999, DuPont purchased 312,500 shares of the Company’s common stock at the initial public offering price of $16.00.

Novozymes

In September 1997, the Company entered into a five-year license and collaboration agreement with Novo Nordisk A/S (now known as “Novozymes”) to use MolecularBreeding directed molecular evolution technologies to develop products in specific industrial enzyme fields. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes will be licensed to use MolecularBreeding directed molecular evolution technologies for additional industrial enzyme applications. Maxygen will receive royalty payments on the sales of any products developed under the 1997 agreement and on the sale of any products in the expanded industrial enzyme market areas. In addition, Maxygen will have co-exclusive rights to use the MolecularBreeding directed molecular evolution technologies for certain new industrial enzyme markets.

Other Collaborations

The Company has recognized revenue in fiscal 1999, 2000 and 2001 under other corporate collaborations for which it has completed all of its research obligations.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Sponsored License and Research Agreements

The Company has entered into several research agreements to fund research at universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $1.1 million in 1999, $4.9 million in 2000 and $3.3 million in 2001.

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

5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2000	2001
Leasehold improvements	$2,249	$5,226
Machinery and laboratory equipment	8,536	14,690
Computer equipment and software	1,019	1,727
Furniture and fixtures	670	1,394

	12,474	23,037
Less accumulated depreciation and amortization	(2,558)	(5,697)

Property and equipment, net	$9,916	$17,340

6.    Equipment Financing

In June 1999, the Company entered into an equipment financing agreement for up to $2.0 million with a financing company. In July 1999 through May 2000, the Company financed $2.0 million in equipment purchases structured as loans. The equipment loans are to be repaid over 48 months at interest rates of 11.73% to 12.78% and are secured by the related equipment. During the first 6 months of the loan terms, the payments consist of interest only. Accumulated amortization of assets acquired pursuant to these obligations was approximately $623,000 at December 31, 2000 and $915,000 at December 31, 2001.

At December 31, 2001, the Company’s future minimum principal payments under the equipment financing arrangements are as follows (in thousands):

Year ending December 31,
2002	$622
2003	618
2004	55

$1,295

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment. These leases expire on various dates in 2003, 2004 and 2005. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the lease.

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year ending December 31,
2002	$4,711
2003	5,044
2004	4,411
2005	1,274

$15,440

Total rent expense was $1.3 million in 1999, $2.3 million in 2000 and $4.4 million in 2001.

8.    Related Party Transactions

The Company issued full recourse loans to certain employees, of which $1.6 million was outstanding at December 31, 1999, $926,000 was outstanding at December 31, 2000 and $690,000 was outstanding at December 31, 2001. These loans bear interest at rates ranging from 4.63% to 6.42% with terms ranging from three to five years. The loans were for the purchase of the Company’s common stock and are classified in stockholders’ equity. One full recourse loan for $150,000 was made for the purchase of a home and is classified as other assets. This loan bears an interest rate of 5.59% with a term of three years.

9.    Stockholders’ Equity

Convertible Preferred Stock

In connection with the terms of the collaboration agreement with Syngenta, the Company issued Series E convertible preferred stock in August 1999 at $6.25 per share. At the date of issuance, the Company believed the per share price of $6.25 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. After the commencement of the Company’s initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of August 1999 and determined it to be $9.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $2,200,000, without any effect on total stockholders’ equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for 1999.

In December 1999, the Company completed its initial public offering of common stock under the Securities Act of 1933, in which $101.0 million in net proceeds was realized (including net proceeds from a simultaneous private placement and the exercise of the underwriter’s over-allotment option). Upon the completion of the initial public offering, all of the Series A, B, C, D, and E preferred stock outstanding converted into 11,898,031 shares of common stock.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan but in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Maxygen common stock as of each June 30th and December 31st. All matching contributions vest immediately. Maxygen may discontinue such matching contributions at any time. The Company’s matching contribution to the 401(k) Plan was $642,000 in 2001.

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of the Company. Under the 1997 Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair value on the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value on the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Certain options can be immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company’s right of repurchase, which generally lapses over four years (lapsing at a rate of 25% at the end of each year). If not immediately exercisable, options generally vest over four years (vesting at a rate of 25% at the end of each year). The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or an amount determined by the board of directors. At December 31, 2001, 974,591 shares remain available under the 1997 Plan.

1999 Nonemployee Directors Stock Option Plan

In September 1999, the Company adopted the 1999 Nonemployee Directors Stock Option Plan (the “Directors Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At each board meeting immediately following each annual stockholders’ meeting, each non-employee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of options under the Directors Plan will be equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors Plan will vest as to 25% of the shares subject to the option one year after the date of grant and at a rate of 25% of the shares at the end of each of the succeeding three years. Each subsequent grant will generally vest in full one year after the date of grant. The Directors Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors Plan. At December 31, 2001, 230,000 shares remain available under the Directors Plan.

2000 International Stock Option Plan

In April 2000, the Company adopted the 2000 International Stock Option Plan (the “International Plan”) under which the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of the Company. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally over four years at a rate of 25% at the end of each year. The International Plan provides for the issuance of options covering up to 1,000,000 shares of common stock of the Company. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2002, equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2001, 18,260 shares remain available under the International Plan.

2000 Non-Officer Employee Stock Option Plan

In December 2000, the Company adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) under which the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally over four years at a rate of 25% at the end of each year. The Non-Officer Plan provides for the issuance of options covering up to 1,500,000 shares of common stock of the Company. The Non-Officer Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the greater of (i) 250,000 shares or (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2001, 210,527 shares remain available under the Non-Officer Plan.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 Plan, the Directors Plan, the International Plan and the Non-Officer Plan (collectively, the “Plans”) was as follows:

		Options Outstanding
	Shares Available	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at January 1, 1999	2,609,830	1,794,670	$0.27
Shares authorized	1,800,000	—	—
Options granted	(2,986,830)	2,986,830	$3.25
Options exercised	—	(2,640,650)	$0.62
Options canceled	64,488	(64,488)	$0.35

Balance at December 31, 1999	1,487,488	2,076,362	$4.11
Shares authorized	4,000,000	—	—
Options granted	(3,264,710)	3,264,710	$51.27
Options exercised	—	(127,172)	$0.73
Options canceled	153,907	(153,907)	$23.01

Balance at December 31, 2000	2,376,685	5,059,993	$34.05
Shares authorized	1,593,069	—	—
Options granted	(3,038,799)	3,038,799	$14.70
Options exercised	—	(294,897)	$1.72
Options canceled	493,111	(493,111)	$34.12
Options expired	9,312	(9,312)	$40.09

Balance at December 31, 2001	1,433,378	7,301,472	$27.29

The options outstanding and exercisable under the Plans at December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.20–$ 0.30	326,513	6.4	$0.27	202,513	$0.26
$ 0.50–$ 0.75	353,383	7.4	$0.71	51,908	$0.70
$ 7.50–$11.00	745,500	7.9	$7.95	329,675	$7.91
$11.38–$16.10	2,491,268	9.4	$13.77	671,193	$13.20
$17.20–$24.25	651,132	8.8	$20.40	32,625	$20.09
$26.00–$35.13	650,940	8.9	$31.03	188,359	$31.59
$41.25–$59.81	1,917,736	8.5	$54.93	392,450	$54.30
$62.00–$81.00	74,000	8.3	$68.31	18,500	$68.31
$162.50	91,000	8.2	$162.50	22,750	$162.50

	7,301,472	8.6	$27.29	1,909,973	$23.26

The weighted-average grant date fair value of options granted was $10.02 in 1999, $35.02 in 2000 and $9.25 in 2001.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The Purchase Plan will terminate in September 2019, unless terminated earlier in accordance with the provisions of the Purchase Plan. The first purchase under the Purchase Plan occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2001, 106,471 shares of common stock were purchased pursuant to the Purchase Plan. The weighted average fair value of purchase rights granted during the year was $7.53 in 2000 and $4.45 in 2001.

Fair value disclosures

Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and common stock purchase rights under the fair market value method of that statement.

For 1999, the fair value of the options were estimated at the date of grant using the minimum value method. For 2000 and 2001, the Company calculated the fair value using the Black-Scholes option pricing model. The following assumptions were used:

	1999	2000	2001
Expected dividend yield	0%	0%	0%
Risk-free interest rate range—Options	5.1% to 6.2%	5.4% to 6.5%	3.6% to 5.0%
Risk-free interest rate range—ESPP	—	5.8% to 6.2%	3.5% to 6.3%
Expected life—Options	5 years	4 years	4 years
Expected life—ESPP	—	0.8 years	0.4 years
Expected volatility	—	0.9	0.8

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The effect of SFAS 123 will not be fully reflected until fiscal 2002. The Company’s pro forma net loss information is as follows (in thousands, except per share amounts):

	Year ended December 31,
	1999	2000	2001
Net loss attributable to common stockholders—as reported	$(13,518)	$(59,585)	$(44,964)

Net loss attributable to common stockholders—pro forma	$(13,669)	$(94,058)	$(91,068)

Basic and diluted net loss per share—as reported	$(1.53)	$(1.96)	$(1.38)

Basic and diluted net loss per share—pro forma	$(1.54)	$(3.10)	$(2.79)

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 1999, the Company issued 15,000 shares of common stock for services rendered at a deemed fair market value of $4.00 per share and granted options to purchase 87,000 shares of common stock to consultants for services rendered. Stock compensation expense of $928,000 was recognized in 1999 related to these transactions. During the year ended December 31, 2000, the Company issued 1,146 shares of common stock to consultants for services rendered. Stock compensation expense of $43,000 was recognized in 2000 related to these transactions. Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 2000: estimated volatility of 0.9, risk-free interest rates of 4.4% to 6.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2001 were estimated volatility of 0.7, risk-free interest rates of 4.4% to 5.6%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The Company recorded total compensation expense of $3.0 million in 2000 and $250,000 in 2001 related to the Black-Scholes revaluation of options grants to consultants in prior years. In addition, in 2000 the Company recorded $1.6 million stock compensation related to the acceleration of an executive stock option award.

During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $2.6 million, $2.4 million and $19.5 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 1999, 2000 and 2001, the Company recorded amortization of deferred stock compensation expense of approximately $4.9 million, $7.8 million and $4.6 million, respectively.

In addition, the Company recorded $14.6 million of deferred compensation upon the assumption of the outstanding Maxygen ApS options and the issuance of restricted stock to founders in connection with the August 2000 acquisition of Maxygen ApS. See Note 12. The deferred compensation is being amortized over the remaining vesting term of the options. The deferred compensation pertaining to the restricted stock is being amortized using the graded vesting method. A total of $3.6 million and $6.9 million deferred compensation expense was recognized in the year ended December 31, 2000 and 2001, respectively, in connection with the Maxygen ApS options.

Common Stock

At December 31, 1999, 2000 and 2001, there were 2,692,718, 1,627,866 and 995,113 shares of restricted common stock subject to the Company’s lapsing right of repurchase at a weighted-average price of $0.61, $7.97 and $3.78, respectively.

At December 31, 2001, the Company has reserved shares of common stock for future issuance as follows:

2000 Non-Officer Employee Stock Option Plan	1,750,000
2000 International Stock Option Plan	1,000,000
1999 Employee Stock Purchase Plan	525,989
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	5,684,850
Warrants	20,000

9,280,839

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

There has been no provision for U.S. federal, U.S. state, or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions. Foreign pre-tax (loss) income was $(6.1) million in 2001 and $(2.8) million in 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2000	2001
Net operating loss carryforwards	$4,500	$13,500
Research credits	1,510	2,300
Other	5,070	6,070

Total deferred tax assets	11,080	21,870
Valuation allowance	(11,080)	(21,870)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.8 million and $5.0 million during 2001 and 2000, respectively. Approximately $4.0 million of the valuation allowance relates to the tax benefits of stock option deductions that will be credited to additional paid-in-capital when realized.

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38 million which expire in the years 2012 through 2021 and federal research and development tax credits of approximately $1.4 million which expire in the years 2012 through 2021. As of December 31, 2001, the Company had net operating loss carryforwards for state income tax purposes of approximately $8 million which expire in the years 2005 through 2011 and state research and development tax credits of approximately $1.2 million which have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	December 31,
	2000	2001
U.S. federal taxes benefit
At statutory rate	$(20,259)	$(15,288)
Non-deductible acquired in-process R&D	9,846	—
Non-deductible goodwill	1,162	2,967
Non-deductible deferred compensation	5,403	3,938
Effect of differences in foreign tax rates	—	2,059
Unutilized net operating losses	3,848	6,324

Total	$—	$—

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total purchase price of Maxygen ApS is as follows (in thousands):

Fair value of common stock issued	$63,378
Assumption of Maxygen ApS options at fair value	1,960
Assumed liabilities	5,487
Acquisition expenses	1,000

Total consideration	71,825
Less: Deferred stock compensation related to unvested options	(1,456)
Deferred stock compensation related to issuance of restricted common stock	(13,149)

Allocable purchase price	$57,220

The purchase price allocation is as follows (in thousands):

	Amount	Useful Lives
Tangible net assets	$2,995	—
Intangible assets acquired:
In-process research and development	28,047	—
Assembled workforce	705	3
Core technology	3,435	3
Goodwill	22,038	3

	$57,220

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and obtaining regulatory approval to market, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $28.0 million of the purchase price being charged to acquired in-process research and development. There can be no assurance that the in-process projects acquired, as noted above, will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company’s investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could have a material adverse affect on the Company’s business, financial condition or results of operations.

The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction plus the fair value of the restricted common stock issued. The amortization period of the options is the remaining future vesting period of the unvested options. The deferred compensation related to the restricted common stock is amortized using a graded vesting method.

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

	Year ended December 31,
	1999	2000
	(in thousands, except per share amounts)
Total revenues	$14,017	$24,535
Total operating expenses	(41,167)	(93,834)
Net loss	(27,857)	(53,933)
Basic and diluted net loss per share	$(1.44)	$(1.74)

13.    Litigation

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin.

The complaint seeks damages in an unspecified amount. The Company believes that the claims alleged against the Company and its officers are without merit and intends to defend the action vigorously. The Company does not expect the outcome of this matter to have a material effect on its financial position or results from operations.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.     Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1. The Company does not identify or allocate assets by operating segment, nor does management evaluate segments on these criteria.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles and stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are allocated based on headcount.

	Year Ended December 31,
	1999	2000	2001
Human therapeutics	$(3,328)	$(10,934)	$(21,583)
Chemicals	(6,824)	(15,232)	(8,745)
Agriculture	3,077	(389)	(3,808)
All other	—	—	(2,947)

Total segment loss	(7,075)	(26,555)	(37,083)

Interest income, net	1,413	15,329	12,862
Stock compensation	(5,656)	(15,981)	(12,017)
Amortization of intangibles	—	(3,419)	(8,726)
Acquired in-process R&D	—	(28,959)	—

Total net loss	$(11,318)	$(59,585)	$(44,964)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

	Year Ended December 31,
	1999	2000	2001
Human therapeutics	$3,811	$9,295	$12,403
Chemicals	2,613	4,782	7,315
Agriculture	7,593	10,388	10,810
All other	—	—	—

Total revenue	$14,017	$24,465	$30,528

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	1999	2000	2001
Revenues
United States	$11,373	$17,288	$17,949
Denmark	455	1,246	6,236
United Kingdom	1,593	4,388	4,666
Other foreign countries	596	1,543	1,677

Total revenue	$14,017	$24,465	$30,528

	December 31,
	2000	2001
Long-Lived Assets
United StatesNature Biotechnology (1996)	$36,424	$45,270
DenmarkNature Biotechnology (1996)	2,690	4,110

Total long-lived assets	$39,114	$49,380

Major Customers

Major customers that represent more than 10% of total Company revenue are presented in the following table:

	1999	2000	2001
Human Therapeutics
Customer A	14.2%	10.3%	—
Customer B	8.5%	11.8%	5.4%
Customer C	—	3.1%	10.8%

Agriculture
Customer D	42.8%	24.5%	19.9%
Customer E	11.4%	17.9%	15.3%

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, other than concerning our executive officers, is incorporated by reference from the sections captioned “Proposal No. 1. Election of Directors, Board of Directors’ Meetings and Committees and Directors’ Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2002 annual meeting of stockholders to be filed on or before April 30, 2002. Information required by Item 10 concerning our executive officers is set forth in Part I of this report.

Item 11    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” contained in our proxy statement for the 2002 annual meeting of stockholders to be filed on or before April 30, 2002.

Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for the 2002 annual meeting of stockholders to be filed on or before April 30, 2002.

Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned “Related Party Transactions” contained in our proxy statement for the 2002 annual meeting of stockholders to be filed on or before April 30, 2002.

PART IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

The following documents are being filed as part of this report:

a)  Financial Statements.

Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

b)  We did not file any reports on Form 8-K during 2001.

c)  Exhibits.

Exhibit Number	Description of Exhibit
2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (3)

4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (4)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (3)

*10.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1) (5)

*10.3	1997 Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.1) (4)

Exhibit Number	Description of Exhibit
*10.4	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (5)

*10.5	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (4)

*10.6	2000 International Stock Option Plan, as amended, with applicable option agreement

*10.7	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (6)

*10.8	Form of Promissory Note issued in connection with exercise of stock options (Exhibit 10.10) (3)

10.9	Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (3)

10.10	First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (3)

10.11	Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (4)

10.12	Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (2)

10.13	Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (7)

10.14	Sublease between Cygnus, Inc. and Maxygen dated March 30, 2001 (Exhibit 10.2) (5)

10.15+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (3)

10.16+
License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (3)

10.17+	Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc. and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1) (3)

10.18+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (3)

10.19+	Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2) (3)

10.20+	Collaborative Research and Development Agreement made as of January 19, 2000 between Technological Resources Pty Limited and Maxygen (Exhibit 10.15 to Amendment No. 1) (8)

10.21+	Cooperative Research and Development Agreement between the National Cancer Institute, National Institutes of Health dated February 24, 2000 (Exhibit 10.20) (8)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on signature page)

*	Management contract or compensatory plan or arrangement.

+
Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)
Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)
Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(4)
Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(5)
Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(7)
Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(8)
Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2002
MAXYGEN, INC.

By:	/s/ RUSSELL J. HOWARD
Russell J. Howard Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Rabson and Lawrence W. Briscoe or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RUSSELL J. HOWARD Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

/s/ LAWRENCE W. BRISCOE Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/s/ ISAAC STEIN Isaac Stein	Chairman of the Board	March 25, 2002

/s/ ROBERT J. GLASER Robert J. Glaser	Director	March 25, 2002

/s/ M.R.C. GREENWOOD M.R.C. Greenwood	Director	March 25, 2002

/s/ ERNEST MARIO Ernest Mario	Director	March 25, 2002

/s/ GORDON RINGOLD Gordon Ringold	Director	March 25, 2002

/s/ GEORGE POSTE George Poste	Director	March 25, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (3)

4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (4)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (3)

*10.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1) (5)

*10.3	1997 Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.1) (4)

*10.4	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (5)

*10.5	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (4)

*10.6	2000 International Stock Option Plan, as amended, with applicable option agreement

*10.7	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (6)

*10.8	Form of Promissory Note issued in connection with exercise of stock options (Exhibit 10.10) (3)

10.9	Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (3)

10.10	First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (3)

10.11	Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (4)

10.12	Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (2)

10.13	Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (7)

10.14	Sublease between Cygnus, Inc. and Maxygen dated March 30, 2001 (Exhibit 10.2) (5)

10.15+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (3)

10.16+
License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (3)

10.17+	Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc. and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1) (3)

10.18+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (3)

Exhibit Number	Description of Exhibit

10.19+	Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2) (3)

10.20+	Collaborative Research and Development Agreement made as of January 19, 2000 between Technological Resources Pty Limited and Maxygen (Exhibit 10.15 to Amendment No. 1) (8)

10.21+	Cooperative Research and Development Agreement between the National Cancer Institute, National Institutes of Health dated February 24, 2000 (Exhibit 10.20) (8)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on signature page)

*	Management contract or compensatory plan or arrangement.

+
Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)
Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)
Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(4)
Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(5)
Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(7)
Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(8)
Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.