Form 10-Q
period 2002-03-31
MAXYGEN INC
filed 2002-05-13
CIK 1068796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 000-28401

MAXYGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0449487
(State of incorporation)	(I.R.S. Employer Identification No.)

515 Galveston Drive
Redwood City, California 94063
(Address of principal executive offices, including zip code)

(650) 298-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒     No     ☐

As of May 1, 2002, there were 34,165,714 shares of the registrant’s common stock outstanding.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2001	2002
ASSETS	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$48,388	$75,526
Short-term investments	157,557	147,032
Grant and other receivables	7,300	7,906
Prepaid expenses and other current assets	2,279	2,122

Total current assets	215,524	232,586
Property and equipment, net	17,340	17,146
Goodwill	12,192	12,192
Intangible assets, net of accumulated amortization of $1,593 at December 31, 2001 and $1,879 at March 31, 2002, respectively	1,842	1,556
Long-term investments	28,932	4,457
Deposits and other assets	1,588	1,473

Total assets	$277,418	$269,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,398	1,457
Accrued compensation	2,355	3,205
Accrued legal expenses	815	1,121
Deferred rent	937	1,074
Other accrued liabilities	2,381	2,044
Deferred revenue	9,093	9,853
Current portion of equipment financing obligations	622	641

Total current liabilities	19,601	19,395
Deferred revenue	3,410	2,720
Non-current portion of equipment financing obligations	673	505
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and March 31, 2002	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 34,026,414, and 34,144,516 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	3	3
Additional paid-in capital	389,607	390,667
Notes receivable from stockholders	(339)	(262)
Deferred stock compensation	(8,509)	(6,382)
Accumulated other comprehensive income	1,698	483
Accumulated deficit	(128,726)	(137,719)

Total stockholders’ equity	253,734	246,790

Total liabilities and stockholders’ equity	$277,418	$269,410

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months ended March 31,
	2001	2002
Collaborative research and development revenue	$5,025	$8,015
Grant revenue	1,905	1,325

Total revenues	6,930	9,340
Operating expenses:
Research and development	12,696	14,971
General and administrative	3,548	3,064
Stock compensation expense (1)	3,543	2,177
Amortization of goodwill and other intangible assets	2,181	286

Total operating expenses	21,968	20,498

Loss from operations	(15,038)	(11,158)
Interest income, net	3,974	2,165

Net loss	$(11,064)	$(8,993)

Basic and diluted net loss per share	$(0.34)	$(0.27)

Shares used in computing basic and diluted net loss per share	32,184	33,153

(1) Stock compensation expense related to the following:
Research and development	$2,876	$1,581
General and administrative	667	596

	$3,543	$2,177

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2001	2002
Operating activities
Net loss	$(11,064)	$(8,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649	1,223
Amortization of intangible assets	2,181	286
Non-cash stock compensation	3,497	2,127
Common stock issued and stock options granted to consultants for services rendered	57	323
Changes in operating assets and liabilities:
Grant and other receivables	379	(606)
Prepaid expenses and other current assets	(449)	157
Deposits and other assets	(106)	115
Accounts payable	(372)	(1,941)
Accrued liabilities and deferred rent	354	956
Deferred revenue	1,902	70

Net cash used in operating activities	(2,972)	(6,283)

Investing activities
Purchases of available-for-sale securities	(60,819)	(9,360)
Maturities of available-for-sale securities	73,543	43,310
Acquisition of property and equipment	(1,246)	(1,029)

Net cash provided by investing activities	11,478	32,921

Financing activities
Repayments under equipment financing obligation	(143)	(149)
Proceeds from issuance of common stock	688	572
Payments received on promissory notes	—	77

Net cash provided by financing activities	545	500

Net increase in cash and cash equivalents	9,051	27,138
Cash and cash equivalents at beginning of period	111,374	48,388

Cash and cash equivalents at end of period	$120,425	$75,526

Schedule of non-cash financing transactions
Equipment purchased under capital lease obligations	$981	$—

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2002 and for the three months ended March 31, 2001 and March 31, 2002 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001.

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

The Company was awarded grants from the Defense Advanced Research Projects Agency, National Institute of Standards and Technology-Advanced Technology Program and the U.S. Agency for International Development for various research and development projects. The terms of these grant agreements are three years with various termination dates, the last of which is September 2004 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with

SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months ended March 31,
	2001	2002
Net Loss	$(11,064)	$(8,993)

Basic and diluted:
Weighted-average shares of common stock outstanding	33,657	34,075
Less: weighted-average shares subject to repurchase	(1,473)	(922)

Weighted-average shares used in computing basic and diluted net loss per share	32,184	33,153

Basic and diluted net loss per share	$(0.34)	$(0.27)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 6,362,000 at March 31, 2001 and 8,519,000 at March 31, 2002. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company’s right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month periods ended March 31, 2001 and 2002 were as follows (in thousands):
	Three Months Ended March 31,
	2001	2002
Net loss	$(11,064)	$(8,993)

Changes in unrealized gain on securities available-for-sale	554	(1,050)
Changes in foreign currency translation adjustments	(75)	(165)

Comprehensive loss	$(10,585)	$(10,208)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,	March 31,
	2001	2002
Unrealized gains on securities available-for-sale	$1,791	$741
Foreign currency translation adjustments	(93)	(258)

Accumulated other comprehensive income	$1,698	$483

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company adopted Statement 144 on January 1, 2002, and has determined that the Statement does not have a significant impact to the Company’s financial position and results of operations.

2.    Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other-than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of March 31, 2002 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$75,526	$—	$—	$75,526
Government bonds	10,101	12	—	10,113
Corporate bonds	140,647	817	(88)	141,376

Total	226,274	829	(88)	227,015
Less amounts classified as cash equivalents	(75,526)	—	—	(75,526)

Total investments	$150,748	$829	$(88)	$151,489

Realized gains or losses on the sale of available-for-sale securities for the three month periods ended March 31, 2001 and March 31, 2002 were insignificant.

At March 31, 2002, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$146,343	$147,032
Due after one year	4,405	4,457

	$150,748	$151,489

3.     Intangible Assets

In July 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. The Company has no intangible assets with indefinite lives. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.

SFAS 141 provides that, upon adoption of SFAS 142, the Company is required to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make necessary reclassifications to conform with the new criteria in SFAS 141. As a result, the Company reclassified assembled workforce with a net carrying value of $378,000 to goodwill on January 1, 2002.

Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary.

In connection with the transitional goodwill impairment evaluation, SFAS 142 adoption requires the Company to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company will identify its reporting units as of January 1, 2002. The Company will determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to these reporting units as of January 1, 2002. The Company has up to six months from January 1, 2002 to complete this first step of determining the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation in accordance wth SFAS 141, to its carrying amount, both of which will be measured as of Janaury 1, 2002. This second step must be completed as soon as possible, but no later that December 31, 2002. The Company will recognize any transition impairment loss as the cumulative effect of a change in accounting principle. The Company is in the process of completing the first step of the transitional goodwill impairment evaluation

In addition, the Company must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as a part of operations.

A reconciliation of reported net loss to adjusted net loss, as if SFAS 142 had been implemented as of January 1, 2002, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2002
Reported net loss	$(11,064)	$(8,993)
Add back: goodwill (including assembled workforce) amortization	1,895	—

Adjusted net loss	$(9,169)	$(8,993)

Basic and diluted net loss per share:
Reported net loss	$(0.34)	$(0.27)
Goodwill (including assembled workforce) amortization	0.06	—

Adjusted net loss	$(0.28)	$(0.27)

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31, 2001	March 31, 2002
Gross Carrying Value	$3,435	$3,435
Accumulated amortization	(1,593)	(1,879)

Net Carrying Value	$1,842	$1,556

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2001 (actual)	$1,145
For the three months ended March 31, 2002 (actual)	$286
For the remaining nine months in the year ended December 31, 2002 (estimated)	859

For the year ended December 31, 2002 (estimated)	$1,145
For the year ended December 31, 2003 (estimated)	$697

4.    Derivatives and Financial Instruments

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

The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. All foreign currency contracts are denominated in Danish kroner. At March 31, 2001, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $7.5 million.

5.    Collaborative Agreements

Cargill Dow LLC

In March 2002, Codexis, Inc., a wholly-owned subsidiary of the Company, established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, Codexis will receive technology access payments and full research funding, and may receive research and commercialization milestones. Codexis will also receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process.

6.    Litigation

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The lawsuit, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called laddering cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In early 2002 the Company was served with the complaint, and in April 2002 the Company was served with an amended complaint.

The complaint seeks damages in an unspecified amount. The Company believes that the claims alleged against the Company and its officers are without merit and intends to defend the action vigorously. The Company does not expect the outcome of this matter to have a material effect on its financial position or results from operations.

7.    Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1 in this report and in the Company’s annual report on Form 10-K. The Company does not identify or allocate assets by operating segment, nor does management evaluate segments on these criteria.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles and stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are allocated based on headcount.

The following table presents segment operating loss reconciled to reported net loss:

(in thousands)	Three Months Ended March 31,
	2001	2002
Human therapeutics	$(5,948)	$(4,057)
Chemicals	(1,085)	(2,459)
Agriculture	(1,184)	(771)
All other	(1,097)	(1,408)

Total segment loss	$(9,314)	$(8,695)

Interest income, net	3,974	2,165
Stock compensation	(3,543)	(2,177)
Amortization of intangibles	(2,181)	(286)

Total net loss	$(11,064)	$(8,993)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

(in thousands)	Three Months Ended March 31,
	2001	2002
Human therapeutics	$2,863	$4,930
Chemicals	1,412	1,664
Agriculture	2,655	2,746
All other	—	—

Total revenue	$6,930	$9,340

Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors That May Affect Results of Operations and Financial Condition,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue under strategic alliances and government grants increased from $24.5 million in 2000, to $30.5 million in 2001 and was $9.3 million in the three months ended March 31, 2002. Revenues may fluctuate from period to period and there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of March 31, 2002, our accumulated deficit was $137.7 million and total stockholders’ equity was $246.8 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $70.4 million in 2000 (excluding $29.0 million of acquired in-process research and development expense) to $88.4 million in 2001, to $20.5 million in the three months ended March 31, 2002. Our total headcount increased from 252 employees at the end of 2000 to 305 employees at the end of 2001. As of March 31, 2002 we had 305 employees, of whom 85% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

Critical Accounting Policies and Estimates

General

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Intangible Impairment

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and amortize the intangible assets using the straight-line method over the assets estimated useful lives of three years, the term of expected benefit. We believed this term was reasonable given that Maxygen ApS was a development stage entity and its technology was at an early stage of development and was yet unproven.

In June 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives.

We have applied the new rules on accounting for goodwill and other intangible assets during the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in a decrease in net loss of $7.6 million in 2002 and $4.6 million in 2003. During the second quarter of 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on the earnings and our financial position.

In January 2002, we adopted Statement of Financing Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, we will review our long-lived assets for impairment based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of March 31, 2002, we have deferred revenues of approximately $12.6 million.

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

Revenue related to grant agreements with various government agencies is recognized as the related research and development expenses are incurred, and when these research and development expenses are within the prior approved funding amounts. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. We believe the overhead rates we used to calculate our indirect research and development expenses are within the contractual guidelines of allowable costs and are reasonable estimates of our indirect expenses incurred through the term of the agreement.

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

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants of $646,000 and $428,000 for the three months ended March 31, 2001 and 2002, respectively, which were included in research and development expense, and $667,000 and $571,000 for the three months ended March 31, 2001 and 2002, respectively, which were included in general and administrative expense.

Stock compensation expense in connection with the grant of stock options to consultants for the three months ended March 31, 2001 and 2002 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $179,000 was expensed in both the three months ended March 31, 2001 and 2002. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $2.0 million and $920,000 was recognized as expense for the three months ended March 31, 2001 and 2002, respectively.

Results of Operations

Revenues

Our total revenues increased from $6.9 million in the three months ended March 31, 2001, to $9.3 million for the three months ended March 31, 2002. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of three government grants that began in late 1998 and early 1999. We expect our total revenues to increase in the remainder of 2002 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development.

(in thousands)	Three Months Ended March 31,
	2001	2002
Human therapeutics	$2,863	$4,930
Chemicals	1,412	1,664
Agriculture	2,655	2,746

Total revenue	$6,930	$9,340

The increase in revenue for each segment was due to additional strategic alliances and the expansion of existing alliances.

Research and Development Expenses

We have entered into a number of research and development collaborations to perform research for our collaborators. The major collaborative agreements all have similar contractual terms. The agreements generally require us to devote a specified number of full-time equivalent employees to the research efforts over defined terms ranging from three to five years.

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on full-time equivalent (FTE) effort, that approximately 50% and 49% for the three months ended March 31, 2001 and 2002, respectively, of research and development efforts (as measured in hours incurred) were undertaken for collaborative projects funded by our collaborators and government grants, and approximately 50% and 51% for the three months ended March 31, 2001 and 2002, respectively, of research effort was on our own internally funded research projects. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic, agriculture and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Chemical and agricultural product candidates may be found ineffective, may cause undesirable side effects or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition”. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $15.6 million for the three months ended March 31, 2001 to $16.6 million for the three months ended March 31, 2002. Also included in research and development expenses is stock compensation expense of $2.9 million for the three months ended March 31, 2001 and $1.6 million for the three months ended March 31, 2002. The increase in total research and development expense is primarily due to our accelerated efforts in all aspects of research and development as well as investments in our technology platforms and in the development of product candidates. The decrease in stock compensation expense is primarily a result of lower amortization expense related to deferred compensation for the shares exchanged that had a right of repurchase in connection with the Maxygen ApS acquisition in August 2000. This amount is being amortized to expense over a three year graded vesting period.

Research and development expenses represented 225% of total revenues for the three months ended March 31, 2001 and 177% for the three months ended March 31, 2002. The decrease between quarters is primarily due to growth in our total revenue between periods.

We expect research and development cost to increase during the remainder of 2002 as new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars for at least the next several years.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses decreased from $4.2 million for the three months ended March 31, 2001 to $3.7 million for the three months ended March 31, 2002. Also included in general and administrative expenses is stock compensation expense of $667,000 for the three months ended March 31, 2001 and $596,000 for the three months ended March 31, 2002. The decrease in total general and administrative expenses between comparable quarters is primarily due to reimbursement of legal expenses of $657,000 received in the first quarter of 2002 resulting from the arbitration proceeding against Enchira Biotechnology Corporation.

General and administrative expenses represented 61% of total revenues for the three months ended March 31, 2001 and 39% for the three months ended March 31, 2002. The decrease was due primarily to the growth in our total revenue between periods.

We expect that our general and administrative expenses will increase in absolute dollar amounts for at least the next several years as we expand our staff and add infrastructure and as a result of increased professional fees and insurance premiums. We expect that general and administrative expenses as a percentage of total revenue will continue to decrease as our revenues increase and research and development activities expand more quickly than our general and administrative expenses.

Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and was initially amortizing this goodwill and other intangible assets over three years. Amortization expense of $2.2 million and $286,000 in the three months ended March 31, 2001 and 2002, respectively, was recorded on goodwill and other intangible assets. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income decreased from $4.0 million for the three months ended March 31, 2001 to $2.2 million for the three months ended March 31, 2002. This decrease was due to lower interest rates and lower average balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales of such equity securities totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $140.2 million. As of March 31, 2002, we had $227.0 million in cash, cash equivalents and investments.

Our operating activities used cash of $3.0 million for the three months ended March 31, 2001 and $6.3 million for the three months ended March 31, 2002. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash provided from investing activities was $11.5 million for the three months ended March 31, 2001 and $32.9 million for the three months ended March 31, 2002. The cash provided during the three months ended March 31, 2001 and 2002 primarily represented the maturities of available-for-sale securities. This was partially offset by purchases of available-for-sale securities.

Additions of property and equipment were $1.2 million for the three months ended March 31, 2001 and $1.0 million for the three months ended March 31, 2002. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

The following are contractual commitments at March 31, 2002 associated with debt and lease obligations (in thousands):

	Payments Due by Period
Contractual Commitment	Total	1 year	2-3 years	4-5 years
Operating Leases	$13,605	$4,775	$8,791	$39
Long-Term Debt	1,146	641	505	—

Total Contractual Commitments	$14,751	$5,416	$9,296	$39

Financing activities provided cash of $545,000 for the three months ended March 31, 2001 and $500,000 for the three months ended March 31, 2002. The cash provided in the three months ended March 31, 2001 and 2002 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations.

Assuming our research efforts for existing collaborations are expended for the full research term, as of March 31, 2002 we have total committed funding of $140.2 million, of which approximately $107.3 million is from our collaborators and $32.9 million is from government funding. Of these committed funds, we have $51.1 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $309 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million in 2000, $45.0 million in 2001 and $9.0 million in the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $137.7 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result of our acquisition of Maxygen ApS, we expect costs to increase further due to expanded operations and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. The number of our employees increased from 252 at December 31, 2000 to 305 at December 31, 2001 and at March 31, 2002. Our revenues increased from $24.5 million in 2000 to $30.5 million in 2001 and were $9.3 million in the three months ended March 31, 2002. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

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

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, our chief executive officer, Russell Howard, and our then chief financial officer (now president), Simba Gill, together with certain underwriters of our initial public offering and secondary public offering of common stock. The lawsuit, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. An amended complaint was served on

Maxygen and Drs. Howard and Gill in April 2002. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency. As of March 31, 2002, approximately 98% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2002 (dollars in thousands):
	Expected Maturity
	2001	2002
Cash and cash equivalents	$75,526	—
Average interest rates	2.36%	—

Short-term investments	$147,032	—
Average interest rates	4.59%	—

Long-term investments	—	$4,457
Average interest rates	—	4.70%

We did not hold derivative instruments intended to mitigate interest rate risk as of March 31, 2002, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1% from March 31, 2002 levels, the fair value of our portfolio would decline by approximately $2.3 million. The modeling technique used measures the changes in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. In addition, we had outstanding debt related to equipment financing of $1.2 million as of March 31, 2002, with a range of interest rates of between 11.73% and 12.78%.

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

At March 31, 2002 we had a total of $7.5 million committed in foreign currency cash flow forward contracts.

PART II—OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

In early 2002 we were served with the complaint, and in April 2002 we were served with an amended complaint, in In re Initial Public Offering Securities Litigation, a so-called “laddering” case commenced against Maxygen, our chief executive officer, Russell Howard, and our then chief financial officer (now president), Simba Gill, together with certain underwriters of our initial public offering and secondary public offering. The complaint has been consolidated with other laddering claims and is pending before the Honorable Shira A. Scheindlin in the United States District Court – Southern District of New York. We believe the lawsuit against Maxygen and its officers is without merit and intent to defend against it vigorously.

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 1, 2002, we issued 9,984 shares of our common stock in connection with the acquisition of a license of certain technology. Between January 1, 2002 and March 31, 2002, we issued an aggregate of 9,882 shares of our common stock to three consultants in partial payment for consulting services rendered to us. There was no underwriter employed in connection with any of the transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through March 31, 2002, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $17.0 million;
•	repayment of indebtedness, $854,000;
•	working capital, $34.6 million; and
•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $48.6 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5
OTHER INFORMATION

Not applicable.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

None.

(b)	There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

May 13, 2002	By:	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer

May 13, 2002	By:	/s/ Lawrence W. Briscoe
Chief Financial Officer and Senior Vice President