Form 10-Q
period 2002-06-30
MAXYGEN INC
filed 2002-08-14
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 000-28401

MAXYGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0449487 (I.R.S. Employer Identification No.)

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

Yes     X                No

As of August 1, 2002, there were 34,310,308 shares of the registrant’s common stock outstanding.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Part I – Financial Information
ITEM 1
FINANCIAL STATEMENTS

MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2001	June 30, 2002
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,388	$109,034
Short-term investments	157,557	109,880
Grant and other receivables	7,300	9,243
Prepaid expenses and other current assets	2,279	3,175

Total current assets	215,524	231,332
Property and equipment, net	17,340	17,339
Goodwill	12,192	12,192
Intangible assets, net of accumulated amortization of $1,593 at December 31, 2001 and $2,165 at June 30, 2002, respectively	1,842	1,270
Long-term investments	28,932	2,540
Investment in joint venture	—	771
Deposits and other assets	1,588	1,456

Total assets	$277,418	$266,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$1,828
Accrued compensation	2,355	3,670
Accrued legal expenses	815	1,084
Deferred rent	937	1,025
Other accrued liabilities	2,381	2,484
Deferred revenue	9,093	10,404
Current portion of equipment financing obligations	622	660

Total current liabilities	19,601	21,155
Deferred revenue	3,410	2,497
Non-current portion of equipment financing obligations	673	333

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and June 30, 2002	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 34,026,414, and 34,248,858 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	3	3
Additional paid-in capital	389,607	391,711
Notes receivable from stockholders	(339)	(262)
Deferred stock compensation	(8,509)	(4,472)
Accumulated other comprehensive income	1,698	2,365
Accumulated deficit	(128,726)	(146,430)

Total stockholders’ equity	253,734	242,915

Total liabilities and stockholders’ equity	$277,418	$266,900

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Collaborative research and development revenue	$5,972	$9,294	$10,997	$17,309
Grant revenue	1,704	1,220	3,609	2,545

Total revenues	7,676	10,514	14,606	19,854
Operating expenses:
Research and development	13,031	15,381	25,727	30,352
General and administrative	3,952	3,185	7,500	6,249
Stock compensation expense (1)	3,512	1,951	7,055	4,128
Amortization of goodwill and other intangible assets	2,182	286	4,363	572

Total operating expenses	22,677	20,803	44,645	41,301

Loss from operations	(15,001)	(10,289)	(30,039)	(21,447)
Interest income, net	3,455	1,807	7,429	3,972
Equity in net loss of joint venture	—	(229)	—	(229)

Net loss	$(11,546)	$(8,711)	$(22,610)	$(17,704)

Basic and diluted net loss per share	$(0.35)	$(0.26)	$(0.70)	$(0.53)
Shares used in computing basic and diluted net loss per share	32,534	33,385	32,359	33,269

(1) Stock compensation expense related to the following:
Research and development	$2,875	$1,511	$5,751	$3,092
General and administrative	637	440	1,304	1,036

	$3,512	$1,951	$7,055	$4,128

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months ended June 30,
	2001	2002
Operating activities
Net loss	$(22,610)	$(17,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,333	2,537
Amortization of intangible assets	4,363	572
Equity in net loss of joint venture	—	229
Non-cash stock compensation	6,899	4,037
Common stock issued and stock options granted to consultants for services rendered	360	925
Changes in operating assets and liabilities:
Grant and other receivables	1,101	(1,943)
Prepaid expenses and other current assets	(469)	99
Deposits and other assets	(208)	(156)
Accounts payable	(19)	(1,570)
Accrued liabilities and deferred rent	2,952	1,775
Deferred revenue	2,315	398

Net cash used in operating activities	(3,983)	(10,801)

Investing activities
Purchases of available-for-sale securities	(121,332)	(18,877)
Maturities of available-for-sale securities	87,543	91,671
Investment in joint venture	—	(1,000)
Acquisition of property and equipment	(3,348)	(2,057)

Net cash (used in) provided by investing activities	(37,137)	69,737

Financing activities
Repayments under equipment financing obligation	(249)	(302)
Equity adjustment from foreign currency translation	(972)	756
Proceeds from issuance of common stock	1,357	1,179
Payments received on promissory notes	—	77

Net cash provided by financing activities	136	1,710

Net increase in cash and cash equivalents	(40,984)	60,646
Cash and cash equivalents at beginning of period	111,374	48,388

Cash and cash equivalents at end of period	$70,390	$109,034

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2002 and for the three months and six months ended June 30, 2001 and June 30, 2002 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented.

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

The Company was awarded grants from the Defense Advanced Research Projects Agency, National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S Army Medical Research and Material Command for various research and development projects. The terms of these grant agreements are three years with various termination dates, the last of which is June 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Net Loss	$(11,546)	$(8,711)	$(22,610)	$(17,704)

Basic and diluted:
Weighted-average shares of common stock outstanding	33,832	34,185	33,744	34,130
Less: weighted-average shares subject to repurchase	(1,298)	(800)	(1,385)	(861)

Weighted-average shares used in computing basic and diluted net loss per share	32,534	33,385	32,359	33,269

Basic and diluted net loss per share	$(0.35)	$(0.26)	$(0.70)	$(0.53)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 8,132,000 at June 30, 2001 and 8,931,000 at June 30, 2002. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company’s right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month and six month periods ended June 30, 2001 and June 30, 2002 were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Net loss	$(11,546)	$(8,711)	$(22,610)	$(17,704)

Changes in unrealized gain (loss) on securities available-for-sale	226	(225)	781	(1,275)
Changes in foreign currency translation adjustments	(1,158)	2,107	(1,233)	1,942

Comprehensive loss	$(12,478)	$(6,829)	$(23,062)	$(17,037)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2001	June 30, 2002

Unrealized gains on securities available-for-sale	$1,791	$516
Foreign currency translation adjustments	(93)	1,849

Accumulated other comprehensive income	$1,698	$2,365

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company adopted Statement 144 on January 1, 2002, and has determined that the Statement does not have a significant impact to the Company’s financial position or results of operations.

2.    Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other-than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of June 30, 2002 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$109,034	$—	$—	$109,034
Corporate bonds	111,904	535	(19)	112,420

Total	220,938	535	(19)	221,454
Less amounts classified as cash equivalents	(109,034)	—	—	(109,034)

Total investments	$111,904	$535	$(19)	$112,420

Realized gains or losses on the sale of available-for-sale securities for the three month and six month periods ended June 30, 2001 and June 30, 2002 were insignificant.

At June 30, 2002, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$109,360	$109,880
Due after one year	2,544	2,540

	$111,904	$112,420

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

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended June 30, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

In addition, the Company must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as a part of operations.

A reconciliation of reported net loss to adjusted net loss, as if SFAS 142 had been implemented as of January 1, 2002, is as follows (in thousands, except per share data):

	Year ended December 31,			Three Months ended June 30,		Six Months ended June 30,
	1999	2000	2001	2001	2002	2001	2002
Reported net loss	$(13,518)	$(59,585)	$(44,964)	$(11,546)	$(8,711)	$(22,610)	$(17,704)

Add back: goodwill (incl. assembled workforce) amortization	—	2,970	7,581	1,895	—	3,791	—

Adjusted net loss	$(13,518)	$(56,615)	$(37,383)	$(9,651)	$(8,711)	$(18,819)	$(17,704)

Basic and diluted net loss per share:
Reported net loss	$(1.53)	$(1.96)	$(1.38)	$(0.35)	$(0.26)	$(0.70)	$(0.53)
Goodwill (incl. assembled workforce) amortization	—	0.10	0.23	0.06	—	0.12	—

Adjusted net loss	$(1.53)	$(1.86)	$(1.15)	$(0.29)	$(0.26)	$(0.58)	$(0.53)

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31,		June 30, 2002
	2000	2001
Gross Carrying Value	$3,435	$3,435	$3,435
Accumulated amortization	(448)	(1,593)	(2,165)

Net Carrying Value	$2,987	$1,842	$1,270

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2000 (actual)	$448
For the year ended December 31, 2001 (actual)	$1,145

For the six months ended June 30, 2002 (actual)	$572
For the remaining six months in the year ended December 31, 2002 (estimated)	$572

For the year ended December 31, 2002 (estimated)	$1,144
For the year ended December 31, 2003 (estimated)	$698

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

The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. All foreign currency contracts are denominated in Danish kroner. At June 30, 2002, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $6.3 million.

5.    Collaborative Agreements

Cargill Dow LLC

In March 2002, Codexis, Inc., a wholly-owned subsidiary of the Company, established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, Codexis will receive technology access payments and full research funding, and may receive research and commercialization milestones. Codexis will also receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration.

Delta and Pine Land Company

In May 2002, MaxyAg, Inc., a wholly-owned subsidiary of the Company, whose results are reported under the “Agriculture” segment (as described in Note 7), established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize for the cotton seed market gene leads developed using MaxyAg’s technologies. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), will focus on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax will contract research and development activities to MaxyAg, D&PL and third parties, and license products to D&PL and, potentially, other cotton seed companies, for commercialization. DeltaMax is 50/50 jointly owned by MaxyAg and D&PL and such parties will share income earned by the joint venture.

The Company’s share of the joint venture’s loss totaled approximately $229,000, and is recorded, under the equity method of accounting, as a single line item in the Condensed Consolidated Statement of Operations. The Company received a payment of $1.7 million relating to past research and recognized $300,000 of this payment as collaborative research and development revenue in the three and six months ended June 30, 2002. The remaining amount will be recognized ratably over the term of the related research plans. MaxyAg and D&PL are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party shall be required to provide funding in excess of $15 million. During May 2002, the Company funded the joint venture in the amount of $1 million as an initial capital contribution, which reflects its 50% ownership interest.

6.    Litigation

In December 2001, a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The lawsuit, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In early 2002 the Company was served with the complaint, and in April 2002 the Company was served with an amended complaint.

The complaint seeks damages in an unspecified amount. The Company believes that the claims alleged against the Company and its officers are without merit and intends to defend the action vigorously. The Company does not expect the outcome of this matter to have a material effect on its financial position or results from operations.

The Company is aware of litigation involving a Company service provider under which the service provider may, under certain circumstances, be entitled to reimbursement from the Company for its litigation and settlement costs. The damages sought in the litigation are unspecified. Even if reimbursement is payable, the Company does not believe that such payments will have a material adverse impact on its financial position or results of operations.

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

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles or stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are allocated based on headcount.

The following table presents segment operating loss reconciled to reported net loss:

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Human therapeutics	$(5,417)	$(4,383)	$(11,365)	$(8,440)
Chemicals	(2,012)	(1,762)	(4,097)	(4,221)
Agriculture	(1,504)	(862)	(2,688)	(1,633)
All other	(374)	(1,274)	(471)	(2,682)

Total segment loss	$(9,307)	$(8,281)	$(18,621)	$(16,976)

Interest income, net	3,455	1,807	7,429	3,972
Stock compensation	(3,512)	(1,951)	(7,055)	(4,128)
Amortization of intangibles	(2,182)	(286)	(4,363)	(572)

Total net loss	$(11,546)	$(8,711)	$(22,610)	$(17,704)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Human therapeutics	$3,167	$5,094	$6,030	$10,023
Chemicals	1,893	2,260	3,304	3,924
Agriculture	2,616	3,160	5,272	5,907

Total revenue	$7,676	$10,514	$14,606	$19,854

8.    Subsequent Event

In July 2002, the Company was awarded a $2.4 million, three-year grant from the U.S. Army Medical Research and Material Command to develop cross protective vaccines against three viruses that cause encephalitis.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. We have strategic collaborations with leading companies including: Aventis Pasteur in novel vaccines; Celltech in antibodies; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for central nervous system diseases and multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation in protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, as well as funding from U.S. government organizations including from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Material Command.

Revenue under strategic alliances and government grants increased from $24.5 million in 2000, to $30.5 million in 2001 and was $19.9 million in the six months ended June 30, 2002. Revenues may fluctuate from period to period and there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of June 30, 2002, our accumulated deficit was $146.4 million and total stockholders’ equity was $242.9 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $70.4 million in 2000 (excluding $29.0 million of acquired in-process research and development expense) to $88.4 million in 2001, to $41.3 million in the six months ended June 30, 2002. Our total headcount increased from 252 employees at the end of 2000 to 305 employees at the end of 2001. As of June 30, 2002 we had 308 employees, of whom 84% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of June 30, 2002, we have deferred revenues of approximately $12.9 million.

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

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants as follows:

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Research and development	$615	$408	$1,262	$837
General and administrative	637	415	1,304	987

Total deferred compensation amortization	$1,252	$823	$2,566	$1,824

Stock compensation expense in connection with the grant of stock options to consultants for the three and six months ended June, 2001 and 2002 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $179,000 and $357,000 was expensed in the three and six months ended June 30, 2001 and $160,000 and $338,000 in the comparable periods for 2002. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $2.0 million and $4.0 million was recognized as expense for the three and six months ended June 30, 2001, and $920,000 and $1.8 million in the comparable periods for 2002.

Results of Operations

Revenues

Our total revenues increased from $7.7 million and $14.6 million in the three and six months ended June 30, 2001, to $10.5 million and $19.9 million in the comparable periods of 2002. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of three government grants that began in late 1998 and early 1999. We expect our total revenues to be relatively flat for the remainder of 2002.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development.

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Human therapeutics	$3,167	$5,094	$6,030	$10,023
Chemicals	1,893	2,260	3,304	3,924
Agriculture	2,616	3,160	5,272	5,907

Total revenue	$7,676	$10,514	$14,606	$19,854

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

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent (FTE) effort, that research and development costs (measured in hours incurred) approximated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Collaborative projects funded by collaborators and government grants	53%	51%	52%	50%
Internally funded projects	47%	49%	48%	50%

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

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $13.0 million and $25.7 million for the three and six months ended June 30, 2001 to $15.4 million and $30.4 million in the comparable periods of 2002. In addition, stock compensation expense related to research and development was $2.9 million and $5.8 million for the three and six months ended June 30, 2001 and $1.5 million and $3.1 million in the comparable periods of 2002. The increase in total research and development expense is primarily due to our accelerated efforts in all aspects of research and development as well as investments in our technology platforms and in the development of product candidates. The decrease in stock compensation expense is primarily a result of lower amortization expense related to deferred compensation for the shares exchanged that had a right of repurchase in connection with the Maxygen ApS acquisition in August 2000. This amount is being amortized to expense over a three year graded vesting period.

Research and development expenses, excluding stock compensation expense, represented 170% and 176% of total revenues for the three and six months ended June 30, 2001 and 146% and 153% in the comparable periods of 2002. The decreases were primarily due to growth in our total revenue between periods.

We expect research and development cost to increase during the remainder of 2002 as efforts on internally funded projects increase, new projects are initiated under existing collaboration agreements and as new collaboration arrangements are consummated. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars for at least the next several years.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting and insurance premiums. General and administrative expenses decreased from $4.0 million and $7.5 million for the three and six months ended June 30, 2001 to $3.2 million and $6.2 million in the comparable periods of 2002. In addition, general and administrative stock compensation expense was $637,000 and $1.3 million for the three and six months ended June 30, 2001 and $440,000 and $1.0 million in the comparable periods of 2002. The decrease in total general and administrative expenses is primarily due to reimbursement of legal expenses of $657,000 received in the first quarter of 2002 resulting from the arbitration proceeding against Enchira Biotechnology Corporation. The decrease is also due to lower spending on legal expenses and investor relation programs in 2002.

General and administrative expenses, excluding stock compensation expense, represented 51% of total revenues for both the three and six months ended June 30, 2001 and 30% and 31% in the comparable periods of 2002. The decreases were due to the growth in our total revenue between periods combined with the decrease in general and administrative expenses.

We expect that our general and administrative expenses will increase in absolute dollar amounts for at least the next several years as we expand our staff and add infrastructure and as a result of increased professional fees and insurance premiums. We expect that research and development activities will expand more quickly than our general and administrative expenses over the next several years. As a percentage of revenue, general and administrative expenses will fluctuate depending upon the levels of revenue.

Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and were initially amortizing this goodwill and other intangible assets using the straight-line method over the assets estimated useful lives of three years, the term of expected benefit. We believed this term was reasonable given that Maxygen ApS was a development stage entity and its technology was at an early stage of development and was yet unproven. Amortization expense for goodwill and other intangible assets of $2.2 million and $4.4 million for the three and six months ended June 30, 2001 and amortization expense of other intangible assets of $286,000 and $572,000 in the comparable periods of 2002 was recorded.

In June 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives. We adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002 and determined there was no impairment of goodwill. We are required to perform goodwill impairment testing on an annual basis, and on an interim basis if and when indicators of impairment exist. There can be no assurance that future goodwill impairment tests will not result in a charge in earnings. See also Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income decreased from $3.5 million and $7.4 million for the three and six months ended June 30, 2001 to $1.8 million and $4.0 million in the comparable periods of 2002. This decrease was due to lower interest rates and lower average balances of cash, cash equivalents and marketable securities.

Equity in Net Loss of Joint Venture

Equity in net loss of joint venture reflects Maxygen’s share of the net loss of its joint venture, DeltaMax Cotton LLC, formed in May 2002, which is accounted for under the equity method of accounting. Equity in net losses of the joint venture was $229,000 for the three and six months ended June 30, 2002.

Recent Accounting Pronouncements

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales of such equity securities totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $145.4 million. As of June 30, 2002, we had $221.5 million in cash, cash equivalents and investments.

Our operating activities used cash of $4.0 million for the six months ended June, 2001 and $10.8 million for the six months ended June 30, 2002. Uses of cash in operating activities were primarily to fund net operating losses.

Our investing activities used cash of $37.1 million for the six months ended June, 2001 and provided cash of $69.7 million for the six months ended June 30, 2002. The cash used during the six months ended June 30, 2001 primarily represented the purchases of available-for-sale securities. The cash provided during the six months ended June 30, 2002 primarily represented the maturities of available-for-sale securities.

Additions of property and equipment were $3.3 million for the six months ended June 30, 2001 and $2.1 million for the six months ended June 30, 2002 which includes a $479,000 adjustment from foreign currency translation at June 30, 2002 resulting from our cumulative purchases of equipment for our Danish operations. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Maxygen and D&PL are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million. During May 2002, we funded the joint venture in the amount of $1 million as an initial capital contribution, which reflects our 50% ownership interest.

The following are contractual commitments at June 30, 2002 associated with debt and lease obligations (in thousands):

	Payments Due by Period
Contractual Commitment	Total	1 year	2-3 years
Operating Leases	$12,578	$4,887	$7,691
Long-Term Debt	993	660	333

Total Contractual Commitments	$13,571	$5,547	$8,024

Financing activities provided cash of $136,000 for the six months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2002. The cash provided in the six months ended June 30, 2001 and 2002 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. The change is also due to a noncash 401(k) matching contribution from the Company. In addition, at June 30, 2002, there was an equity adjustment of $756,000 resulting from foreign currency translation of our Danish subsidiary’s financial statements. This was partially offset by payments on equipment financing obligations.

Assuming our research efforts for existing collaborations are expended for the full research term, as of June 30, 2002 we have total committed funding of $145.4 million, of which approximately $112.5 million is from our collaborators and $32.9 million is from government funding. Of these committed funds, we have $47.3 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $309 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million in 2000, $45.0 million in 2001 and $17.7 million in the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $146.4 million. We expect to have increasing net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. We expect costs to increase further due to expanded operations and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our proprietary technologies are new and in the early stage of development. We may not develop products that prove to be safe and efficacious, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully.

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

Certain of our collaborators could become our competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced rapid and substantial growth that has placed and, if this growth continues as expected, will continue to place a strain on our human and capital resources. If this growth continues, our losses will likely increase. The number of our employees increased from 252 at December 31, 2000 to 305 at December 31, 2001 and 308 at June 30, 2002. Our revenues increased from $24.5 million in 2000 to $30.5 million in 2001 and were $19.9 million in the six months ended June 30, 2002. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

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

From time to time, Maxygen becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to one such claim. We do not believe that the resolution of this claim will have a material adverse effect on us.

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

Activists and terrorists have recently shown a willingness to injure people and damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Recent events in New York City and Washington, D.C. show that the amount of damage people are willing and able to cause can be considerable. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean up of any such releases could also be time consuming and costly.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency. As of June 30, 2002, approximately 99% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2002 (dollars in thousands):

	Expected Maturity
	2002	2003
Cash and cash equivalents	$109,034	—
Average interest rates	1.91%	—

Short-term investments	$73,654	$36,226
Average interest rates	4.03%	4.20%

Long-term investments	—	$2,540
Average interest rates	—	2.87%

We did not hold derivative instruments intended to mitigate interest rate risk as of June 30, 2002, and we have never held such instruments in the past. In addition, we had outstanding debt related to equipment financing of $993,000 as of June 30, 2002, with a range of interest rates of between 11.73% and 12.78%.

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

At June 30, 2002 we had a total of $6.3 million committed in foreign currency cash flow forward contracts.

PART II – OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

Not applicable.

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Between April 20, 2002 and June 30, 2002 we issued a total of 43,192 shares of our common stock to a total of eight consultants in partial payment for consulting services rendered to us. On June 1, 2002 we issued a total of 12,413 shares of our common stock in connection with the acquisition of a license of certain technology. There was no underwriter employed in connection with any of the above described transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through June 30, 2002, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $18.0 million;

•	repayment of indebtedness, $1.0 million;

•	working capital, $39.1 million; and

•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $42.9 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 31, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the two management proposals were approved by the stockholders.

(a)    The stockholders reelected the seven nominees for the Company’s Board of Directors:

Candidate	Shares Voted For Candidate	Shares Withheld
Russell J. Howard	20,581,916	2,295,660
Isaac Stein	22,425,235	452,341
Robert J. Glaser	22,653,100	224,466
M.R.C. Greenwood	22,655,354	222,222
Ernest Mario	22,509,587	367,989
George Poste	22,033,724	843,852
Gordon Ringold	22,511,864	365,712

(b)    The stockholders approved the proposed amendment to the 1997 Stock Option Plan to restrict to 500,000 shares, the number of shares underlying options that may be granted to an optionee in any calendar year pursuant to the option plan:

Shares voted for	20,721,919
Shares voted against	2,143,462
Shares abstaining	12,195
Broker non-votes	0

(c) The stockholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002:

Shares voted for	22,621,769
Shares voted against	244,983
Shares abstaining	10,825
Broker non-votes	0

ITEM 5
OTHER INFORMATION

Not applicable.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are filed as part of this report:

10.1	1997 Stock Option Plan, as amended, with applicable option agreement

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 13, 2002	By:	/s/ RUSSELL J. HOWARD
Russell J. Howard Chief Executive Officer

August 13, 2002	By:	/s/ LAWRENCE W. BRISCOE
Lawrence W. Briscoe Chief Financial Officer