Form 10-Q
period 2002-09-30
MAXYGEN INC
filed 2002-11-13
CIK 1068796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 000-28401

MAXYGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0449487
(State of incorporation)	(I.R.S. Employer Identification No.)

515 Galveston Drive
Redwood City, California 94063
(Address of principal executive offices, including zip code)

(650) 298-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of November 1, 2002, there were 34,438,985 shares of the registrant’s common stock outstanding.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2001	September 30, 2002
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,388	$177,870
Short-term investments	157,557	50,736
Grant and other receivables	7,300	6,880
Prepaid expenses and other current assets	2,279	2,191

Total current assets	215,524	237,677
Property and equipment, net	17,340	17,456
Goodwill	12,192	12,192
Intangible assets, net of accumulated amortization of $1,593 at December 31, 2001 and $2,451 at September 30, 2002	1,842	984
Long-term investments	28,932	—
Investment in joint venture	—	233
Deposits and other assets	1,588	1,508

Total assets	$277,418	$270,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$1,876
Accrued compensation	2,355	5,353
Accrued legal expenses	815	975
Deferred rent	937	974
Other accrued liabilities	2,381	1,710
Deferred revenue	9,093	9,412
Current portion of equipment financing obligations	622	703

Total current liabilities	19,601	21,003
Deferred revenue	3,410	1,699
Non-current portion of equipment financing obligations	673	132
Minority interest	—	10,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and September 30, 2002	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 34,026,414, and 34,438,985 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	3	3
Additional paid-in capital	389,607	393,054
Notes receivable from stockholders	(339)	—
Deferred stock compensation	(8,509)	(3,163)
Accumulated other comprehensive income	1,698	1,042
Accumulated deficit	(128,726)	(153,720)

Total stockholders’ equity	253,734	237,216

Total liabilities and stockholders’ equity	$277,418	$270,050

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2002	2001	2002
Collaborative research and development revenue	$6,384	$10,435	$17,381	$27,744
Grant revenue	1,026	1,273	4,635	3,818

Total revenues	7,410	11,708	22,016	31,562
Operating expenses:
Research and development	13,468	15,849	39,195	46,201
General and administrative	3,168	3,309	10,668	9,558
Stock compensation expense (1)	2,674	1,311	9,729	5,439
Amortization of goodwill and other intangible assets	2,182	286	6,545	858

Total operating expenses	21,492	20,755	66,137	62,056

Loss from operations	(14,082)	(9,047)	(44,121)	(30,494)
Interest income, net	3,196	2,294	10,625	6,266
Equity in net loss of joint venture	—	(538)	—	(767)

Net loss	$(10,886)	$(7,291)	$(33,496)	$(24,995)

Basic and diluted net loss per share	$(0.33)	$(0.22)	$(1.03)	$(0.75)
Shares used in computing basic and diluted net loss per share	32,707	33,757	32,475	33,339

(1) Stock compensation expense related to the following:

Research and development	$2,080	$973	$7,831	$4,065
General and administrative	594	338	1,898	1,374

	$2,674	$1,311	$9,729	$5,439

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine months ended September 30,
	2001	2002
Operating activities
Net loss	$(33,496)	$(24,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,150	3,945
Amortization of intangible assets	6,545	858
Equity in net loss of joint venture	—	767
Non-cash stock compensation	9,411	5,705
Common stock issued and stock options granted to consultants for services rendered	772	1,258
Changes in operating assets and liabilities:
Grant and other receivables	(633)	420
Prepaid expenses and other current assets	(596)	639
Deposits and other assets	(198)	(406)
Accounts payable	1,313	(1,522)
Accrued compensation	2,402	2,998
Other accrued liabilities and deferred rent	(629)	(474)
Deferred revenue	3,289	(1,392)

Net cash used in operating activities	(9,670)	(12,199)

Investing activities
Purchases of available-for-sale securities	(161,306)	(18,413)
Maturities of available-for-sale securities	106,292	152,663
Sale of available-for-sale securities	15,237	—
Investment in joint venture	—	(1,000)
Acquisition of property and equipment	(6,554)	(3,857)

Net cash (used in) provided by investing activities	(46,331)	129,393

Financing activities
Repayments under equipment financing obligation	(389)	(460)
Equity adjustment from foreign currency translation	(115)	581
Minority investment	—	10,000
Proceeds from issuance of common stock	1,788	1,828
Payments received on promissory notes	27	339

Net cash provided by financing activities	1,311	12,288

Net increase (decrease) in cash and cash equivalents	(54,690)	129,482
Cash and cash equivalents at beginning of period	111,374	48,388

Cash and cash equivalents at end of period	$56,684	$177,870

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2002 and for the three months and nine months ended September 30, 2001 and September 30, 2002 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented.

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

The Company was awarded grants from the Defense Advanced Research Projects Agency, National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command for various research and development projects. The terms of each of these grant agreements are three years with various termination dates, the last of which is June 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net Loss	$(10,886)	$(7,291)	$(33,496)	$(24,995)

Basic and diluted:
Weighted-average shares of common stock outstanding	33,854	33,341	33,781	34,200
Less: weighted-average shares subject to repurchase	(1,147)	(584)	(1,306)	(861)

Weighted-average shares used in computing basic and diluted net loss per share	32,707	33,757	32,475	33,339

Basic and diluted net loss per share	$(0.33)	$(0.22)	$(1.03)	$(0.75)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 8,323,000 at September 30, 2001 and 9,146,000 at September 30, 2002. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company’s right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month and nine month periods ended September 30, 2001 and September 30, 2002 were as follows (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net loss	$(10,886)	$(7,291)	$(33,496)	$(24,995)

Changes in unrealized gain (loss) on securities available-for-sale	900	(228)	1,681	(1,503)
Changes in foreign currency translation adjustments	1,118	(1,093)	(115)	847

Comprehensive loss	$(8,868)	$(8,612)	$(31,930)	$(25,651)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2001	September 30, 2002
Unrealized gains on securities available-for-sale	$1,791	$289
Foreign currency translation adjustments	(93)	753

Accumulated other comprehensive income	$1,698	$1,042

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”. The Company adopted Statement 144 on January 1, 2002, and has determined that the Statement does not have a significant impact to the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 is not anticipated to have a material effect on the Company’s financial statements.

2.  Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of September 30, 2002 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$177,870	$—	$—	$177,870
Corporate bonds	50,447	290	(1)	50,736

Total	228,317	290	(1)	228,606
Less amounts classified as cash equivalents	(177,870)	—	—	(177,870)

Total investments	$50,447	$290	$(1)	$50,736

There was $173,000 in realized gains on the sale of available-for-sale securities for both the three month and nine month periods ended September 30, 2001. There were no realized gains or losses on the sale of available-for-sale securities in the comparable periods of 2002.

At September 30, 2002, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$50,447	$50,736
Due after one year	—	—

	$50,447	$50,736

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

A reconciliation of reported net loss to adjusted net loss, as if SFAS 142 had been implemented as of January 1, 1999, is as follows (in thousands, except per share data):

	Year Ended December 31,			Three Months ended September 30,		Nine months ended September 30,
	1999	2000	2001	2001	2002	2001	2002
Reported net loss	$(13,518)	$(59,585)	$(44,964)	$(10,886)	$(7,291)	$(33,496)	$(24,995)

Add back: goodwill (incl. assembled workforce) amortization	—	2,970	7,581	1,895	—	5,686	—

Adjusted net loss	$(13,518)	$(56,615)	$(37,383)	$(8,991)	$(7,291)	$(27,810)	$(24,995)

Basic and diluted net loss per share:
Reported net loss	$(1.53)	$(1.96)	$(1.38)	$(0.33)	$(0.22)	$(1.03)	$(0.75)
Goodwill (incl. assembled workforce) amortization	—	0.10	0.23	0.06	—	0.18	—

Adjusted net loss	$(1.53)	$(1.86)	$(1.15)	$(0.27)	$(0.22)	$(0.85)	$(0.75)

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31,		September 30,
	2000	2001	2002
Gross Carrying Value	$3,435	$3,435	$3,435
Accumulated amortization	(448)	(1,593)	(2,451)

Net Carrying Value	$2,987	$1,842	$984

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2000 (actual)	$448
For the year ended December 31, 2001 (actual)	$1,145
For the nine months ended September 30, 2002 (actual)	$858
For the remaining three months in the year ended December 31, 2002 (estimated)	$286
For the year ended December 31, 2002 (estimated)	$1,144
For the year ended December 31, 2003 (estimated)	$698

4.  Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. To date, the Company has only entered into foreign currency forward exchange contracts generally expiring within one year to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

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

The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. All foreign currency contracts are denominated in Danish kroner. At September 30, 2002, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $4.2 million.

5.  Collaborative Agreements

Cargill Dow LLC

In March 2002, Codexis, Inc., then a wholly-owned subsidiary of the Company, established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, Codexis received technology access payments and has received and will continue to receive full research funding, and may receive research and commercialization milestones. Codexis will also receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration.

Delta and Pine Land Company

In May 2002, MaxyAg, Inc., a wholly-owned subsidiary of the Company, whose results are reported under the “Agriculture” segment (see Note 9), established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize for the cotton seed market gene leads developed using MaxyAg’s technologies. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), will focus on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax will contract research and development activities to MaxyAg, D&PL and third parties, and license products to D&PL and, potentially, other cotton seed companies, for commercialization. DeltaMax is 50/50 jointly owned by MaxyAg and D&PL and such parties will share income earned by the joint venture.

The Company’s share of the joint venture’s loss totaled approximately $767,000 as of September 30, 2002, and is recorded, under the equity method of accounting, as a single line item in the Condensed Consolidated Statement of Operations. The Company received a payment of $1.7 million relating to past research and recognized $454,000 and $754,000 of this payment as collaborative research and development revenue in the three and nine months ended September 30, 2002, respectively. The remaining amount will be recognized ratably over the term of the related research plans. MaxyAg and D&PL are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party shall be required to provide funding in excess of $15 million. During May 2002, the Company funded the joint venture in the amount of $1 million as an initial capital contribution, which reflects its 50% ownership interest.

6.  Grant from U.S. Army

In July 2002, the Company was awarded a $2.4 million, three-year grant from the U.S. Army Medical Research and Materiel Command to develop cross protective vaccines against three viruses that cause encephalitis.

7.  Financing of Codexis, Inc.

On September 13, 2002, Codexis, Inc., then a wholly-owned subsidiary of the Company, sold $15 million of Codexis preferred stock of which $5 million was purchased by the Company and $10 million by several other investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to several other investors. The private placement was Codexis’ first independent financing since its establishment as a subsidiary of the Company in January 2002. Prior to its establishment as an independent company, Codexis was the chemicals business unit of the Company, which had been operating since 1997. Codexis’ financial position and results of operations are shown as Maxygen’s “Chemicals” segment (see Note 9).

The funds raised may be used only for Codexis’ operations and will be used to advance the commercialization of Codexis’ products, with a primary focus on developing novel biocatalysts and improved manufacturing processes for pharmaceutical products. Codexis intends to directly supply pharmaceutical intermediates and bulk actives to pharmaceutical companies, in addition to novel biocatalysts and improved manufacturing processes.

8.  Litigation

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

9.  Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. Codexis’ financial position and results of operations are shown as Maxygen’s “chemicals” segment. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1 in this report and in the Company’s annual report on Form 10-K.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles or stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are allocated based on headcount.

The following table presents segment operating loss reconciled to reported net loss:

	Three Months Ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in thousands)
Human therapeutics	$(5,382)	$(4,096)	$(16,747)	$(12,536)
Chemicals	(2,023)	(2,484)	(6,120)	(6,705)
Agriculture	(485)	(854)	(3,173)	(2,487)
All other	(1,336)	(554)	(1,807)	(3,236)

Total segment loss	$(9,226)	$(7,988)	$(27,847)	$(24,964)
Interest income, net	3,196	2,294	10,625	6,266
Stock compensation	(2,674)	(1,311)	(9,729)	(5,439)
Amortization of intangibles	(2,182)	(286)	(6,545)	(858)

Total net loss	$(10,886)	$(7,291)	$(33,496)	$(24,995)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

	Three Months Ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in thousands)
Human therapeutics	$2,681	$6,332	$8,711	$16,356
Chemicals	2,052	1,625	5,357	5,549
Agriculture	2,677	3,751	7,948	9,657

Total revenue	$7,410	$11,708	$22,016	$31,562

Identifiable Assets

The following table presents identifiable assets for each reporting segment:

	December 31, 2001	September 30, 2002
	(in thousands)
Human therapeutics	$29,729	$30,078
Chemicals	4,766	20,355
Agriculture	1,260	13,016
All other	241,663	206,601

Total assets	$277,418	$270,050

10.    Subsequent Events

On October 1, 2002, Codexis, a majority-owned subsidiary of the Company, sold $10 million of Codexis preferred stock to several investors. Codexis was established as a wholly-owned subsidiary of the Company in January 2002. On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to the Company and several investors. Prior to its establishment as an independent company, Codexis was the chemicals business unit of the Company.

On October 17, 2002, MaxyAg, Inc., a wholly-owned subsidiary of the Company, changed its name to Verdia, Inc.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. We have strategic collaborations with leading companies including: Aventis Pasteur in novel vaccines; Celltech in antibodies; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for central nervous system diseases and multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation in protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, as well as funding from U.S. government organizations including from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

Revenue under strategic alliances and government grants increased from $24.5 million in 2000, to $30.5 million in 2001 and was $31.6 million in the nine months ended September 30, 2002. Revenues may fluctuate from period to period and there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of September 30, 2002, our accumulated deficit was $153.7 million and total stockholders’ equity was $237.2 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in operating expenses from $70.4 million in 2000 (excluding $29.0 million of acquired in-process research and development expense) to $88.4 million in 2001, to $62.1 million in the nine months ended September 30, 2002. Our total headcount increased from 252 employees at the end of 2000 to 305 employees at the end of 2001. As of September 30, 2002, we had 314 employees, of whom 85% were engaged in research and development. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and development efforts and infrastructure.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund development of our core technology, as opposed to a defined research program. These payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of September 30, 2002, we have deferred revenues of approximately $11.1 million.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in thousands)
Research and development	$554	$338	$1,816	$1,174
General and administrative	570	338	1,873	1,324

Total deferred compensation amortization	$1,124	$676	$3,689	$2,498

Stock compensation expense in connection with the grant of stock options to consultants for the three and nine months ended September 30, 2001 and 2002 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $179,000 and $536,000 was expensed in the three and nine months ended September 30, 2001 and $82,000 and $420,000 in the comparable periods for 2002. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $1.3 million and $5.3 million was recognized as expense for the three and nine months ended September 30, 2001, and $548,000 and $2.4 million in the comparable periods for 2002.

Results of Operations

Revenues

Our total revenues increased from $7.4 million and $22.0 million in the three and nine months ended September 30, 2001, to $11.7 million and $31.6 million in the comparable periods of 2002. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of three government grants that began in late 1998 and early 1999. We expect our total revenues for the fourth quarter of 2002 to be somewhat below those of the quarter ended September 30, 2002.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis, Inc. are shown as Maxygen’s chemicals segment.

	Three Months Ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in thousands)
Human therapeutics	$2,681	$6,332	$8,711	$16,356
Chemicals	2,052	1,625	5,357	5,549
Agriculture	2,677	3,751	7,948	9,657

Total revenue	$7,410	$11,708	$22,016	$31,562

The increase in revenue for each segment was due to additional strategic alliances and the expansion of existing alliances. The decrease in revenue for Chemicals between quarters is due to the ending of two government grants at the end of 2001 and two collaborative agreements during 2002.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent (FTE) effort, that research and development costs (measured in hours incurred) approximated as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Collaborative projects funded by collaborators and government grants	50%	50%	47%	49%
Internally funded projects	50%	50%	53%	51%

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

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $13.5 million and $39.2 million for the three and nine months ended September 30, 2001 to $15.8 million and $46.2 million in the comparable periods of 2002. In addition, stock compensation expense related to research and development was $2.1 million and $7.8 million for the three and nine months ended September 30, 2001 and $973,000 and $4.1 million in the comparable periods of 2002. The increase in total research and development expense is primarily due to our accelerated efforts in all aspects of research and development as well as investments in our technology platforms and in the development of product candidates. The decrease in stock compensation expense is primarily a result of lower amortization expense related to deferred compensation for the shares exchanged that had a right of repurchase in connection with the Maxygen ApS acquisition in August 2000. This amount is being amortized to expense over a three year graded vesting period.

Research and development expenses, excluding stock compensation expense, represented 182% and 178% of total revenues for the three and nine months ended September 30, 2001 and 135% and 146% in the comparable periods of 2002. The decreases were primarily due to growth in our total revenue between periods.

We expect research and development cost to increase moderately during the remainder of 2002 as efforts on internally funded projects increase and new projects are initiated under existing collaboration agreements. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our products into clinical trials. To the extent we out-license our products prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our products and maintaining adequate cash resources for our operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses slightly increased from $3.2 million for the three months ended September 30, 2001 to $3.3 million in the three months ended September 30, 2002. General and administrative expenses decreased from $10.7 million for the nine months ended September 30, 2001 to $9.6 million in the comparable period of 2002. In addition, general and administrative stock compensation expense was $594,000 and $1.9 million for the three and nine months ended September 30, 2001 and $338,000 and $1.4 million in the comparable periods of 2002. The decrease in total general and administrative expenses is primarily due to reimbursement of legal expenses of $657,000 received in the first quarter of 2002 resulting from the arbitration proceeding against Enchira Biotechnology Corporation. The decrease is also due to lower spending on legal expenses and investor relation programs in 2002.

General and administrative expenses, excluding stock compensation expense, represented 43% and 48% of total revenues for the three and nine months ended September 30, 2001 and 28% and 30% in the comparable periods of 2002. The decreases were due to the growth in our total revenue between periods combined with the decrease in general and administrative expenses.

We expect that our general and administrative expenses may increase modestly in absolute dollar amounts for at least the next several years as a result of increased professional fees and insurance premiums.

Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets and were initially amortizing this goodwill and other intangible assets using the straight-line method over the assets estimated useful lives of three years, the term of expected benefit. We believed this term was reasonable given that Maxygen ApS was a development stage entity and its technology was at an early stage of development and was yet unproven. Amortization expense for goodwill and other intangible assets of $2.2 million and $6.5 million for the three and nine months ended September 30, 2001 and amortization expense of other intangible assets of $286,000 and $858,000 in the comparable periods of 2002 was recorded.

In July 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over the useful lives. We adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002 and, based on the results of our transitional impairment test as of January 1, 2002, we determined there was no impairment of goodwill. We are required to perform goodwill impairment testing on an annual basis, and on an interim basis if and when indicators of impairment exist. There can be no assurance that future goodwill impairment tests will not result in a charge in earnings. See also Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Interest Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest income decreased from $3.2 million and $10.6 million for the three and nine months ended September 30, 2001 to $2.3 million and $6.3 million in the comparable periods of 2002. This decrease was due to lower interest rates and lower average balances of cash, cash equivalents and marketable securities.

Equity in Net Loss of Joint Venture

Equity in net loss of joint venture reflects Maxygen’s share of the net loss of its joint venture, DeltaMax Cotton LLC, formed in May 2002, which is accounted for under the equity method of accounting. Equity in net losses of the joint venture was $538,000 and $767,000 for the three and nine months ended September 30, 2002.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 is not anticipated to have a material effect on our financial statements.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales of such equity securities totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $147.8 million. Of the $228.6 million in cash, cash equivalents and investments at September 30, 2002, $15.0 million may only be used for Codexis, Inc. operations.

Our operating activities used cash of $9.7 million for the nine months ended September 30, 2001 and $12.2 million for the nine months ended September 30, 2002 consisting of adjustments to reconcile net loss to net cash in operating activites and changes in operating asssets and liabilities. Uses of cash in operating activities were primarily to fund net operating losses.

Our investing activities used cash of $46.3 million for the nine months ended September 30, 2001 and provided cash of $129.4 million for the nine months ended September 30, 2002. The cash used during the nine months ended September 30, 2001 primarily represented the purchases of available-for-sale securities. The cash provided during the nine months ended September 30, 2002 primarily represented the maturities of available-for-sale securities.

Additions of property and equipment were $6.6 million for the nine months ended September 30, 2001 and $3.9 million for the nine months ended September 30, 2002 which includes a $204,000 adjustment from foreign currency translation at September 30, 2002 resulting from our cumulative purchases of equipment for our Danish operations. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

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

The following are contractual commitments at September 30, 2002 associated with debt and lease obligations (in thousands):

	Payments Due by Period
Contractual Commitment	Total	1 year	2-3 years
Operating Leases	$11,964	$4,983	$6,981
Long-Term Debt	835	703	132

Total Contractual Commitments	$12,799	$5,686	$7,113

Financing activities provided cash of $1.3 million for the nine months ended September 30, 2001 and $12.3 million for the nine months ended September 30, 2002. The cash provided in the nine months ended September 30, 2002 was primarily from the minority investment of $10.0 million in Codexis, Inc., a majority-owned subsidiary. In addition, at September 30, 2002, there was an equity adjustment of $581,000 resulting from foreign currency translation of our Danish subsidiary’s financial statements. The cash provided in the nine months ended September 30, 2001 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations.

Assuming our research efforts for existing collaborations are expended for the full research term, as of September 30, 2002 we have total committed funding of $147.8 million, of which approximately $112.5 million is from our collaborators and $35.3 million is from government funding. Of these committed funds, we have $40.5 million remaining to be received over the next four years. In addition, potential milestone payments from our existing collaborations could exceed $309 million based on the accomplishment of specific performance criteria, and we may earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

We believe that our current cash, cash equivalents and short-term investments together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million in 2000, $45.0 million in 2001 and $25.0 million in the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $153.7 million. We expect to have net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund research and development and enhance our core technologies. We expect costs to increase further due to expanded operations and costs associated with operating in multiple international locations. As a result, we expect that our operating expenses will increase in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our Business and our Ability to Grow Revenues has been Adversely Impacted by the Economic Slowdown and Related Uncertainties Affecting Markets in Which We Operate.

Adverse economic conditions worldwide have contributed to a slowdown in the biotechnology industry and impacted our business resulting in:

•	reduced demand for our technology and the products resulting therefrom;
•	increased competition for a decreasing number of research and development collaborations and joint ventures;
•	significant reduction in the ability of biotechnology companies to raise capital; and
•	higher overhead costs, as a percentage of revenues.

Recent political and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These political, social and economic conditions and uncertainties make it extremely difficult for Maxygen and our existing and potential collaboration partners to accurately forecast and plan future business activities. This reduced predictability challenges our ability to increase revenues and reach profitability. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage collaboration relationships due to difficult macroeconomic conditions. If the current economic or market conditions continue or further deteriorate, there could be a material adverse impact on our financial position, revenues, results of operations and cash flow.

We Need to Contain Costs and Reduce Expenses in Order to Achieve Profitability.

We are continuing our efforts to contain costs and reduce our expense structure. We believe strict cost containment and expense reductions in the near term are essential to achieving future profitability. If we are not able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.

Commercialization of Our Technologies Depends On Collaborations With Other Companies. If We Are Unable to Find Collaborators in the Future, We May Not Be Able to Develop Our Technologies or Products.

Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements, including joint ventures, to develop and commercialize products. We have entered into collaborative agreements with other companies to fund the development of new products for specific purposes. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our revenues will be reduced and our products may not be commercialized.

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

You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our proprietary technologies are in the early stage of development. We may not develop products that prove to be safe and efficacious, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully.

We may not be successful in the commercial development of products. Successful products will require significant development and investment, including testing, to demonstrate their cost-effectiveness before their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of products. We have not proven our ability to develop and commercialize products. We must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our potential products. Our research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced substantial growth that has placed and, if this growth continues, will continue to place a strain on our human and capital resources. If this growth continues, our losses will likely increase. The number of our employees increased from 252 at December 31, 2000 to 305 at December 31, 2001 and 314 at September 30, 2002. Our revenues increased from $24.5 million in 2000 to $30.5 million in 2001 and were $31.6 million in the nine months ended September 30, 2002. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth and ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

We May Need to Reduce Our Workforce. This Could Increase Our Net Losses.

We plan to undertake measures to contain costs and reduce expenses in the near term. These measures may include, without limitation, reductions in our workforce and/or cancellation of some or all internally funded research. These measures could increase costs in the short term as a result of severance arrangements and costs associated with the wind-down of research projects. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. If we are not able to effectively manage our workforce and research expenditures commensurate with our revenues, we may have increasing net losses and inadequate levels of cash for future operations.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

Since August 2000 when we acquired Maxygen ApS, a Danish biotechnology company, we have been operating with international business locations. Expansion into an international operational entity requires additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to operate internationally, we are subject to risks of doing business internationally, including the following:

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

From time to time, Maxygen becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to two such claims. We do not believe that the resolution of these claims will have a material adverse effect on us.

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

We May Need Additional Capital in the Future. If Additional Capital is Not Available, We May Have to Curtail or Cease Operations.

Our future capital requirements will depend on many factors including payments received under collaborative agreements, including joint ventures, and government grants, the progress and scope of our collaborative and independent research and development projects, the extent to which we advance products into clinical trials with our own resources, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims.

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. The current difficult economic climate means that the current ability of biotechnology companies, including Maxygen, to raise capital is severely limited. If we fail to raise sufficient funds, we may have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated cash flows from operations, will enable us to maintain our currently planned operations for at least the next 12 months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

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

Our grants provide the U.S. government a non-exclusive, non-transferable, paid-up license to practice for or on behalf of the U.S. government, inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and our potential market could be reduced.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency. As of September 30, 2002, approximately 99% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2002 (dollars in thousands):

	Expected Maturity
	2002	2003
Cash and cash equivalents	$177,870	—
Average interest rates	1.85%	—
Short-term investments	$12,289	$38,447
Average interest rates	3.64%	4.12%

We did not hold derivative instruments intended to mitigate interest rate risk as of September 30, 2002, and we have never held such instruments in the past. In addition, we had outstanding debt related to equipment financing of $835,000 as of September 30, 2002, with a range of interest rates of between 11.73% and 12.78%.

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

At September 30, 2002 we had a total of $4.2 million committed in foreign currency cash flow forward contracts.

ITEM 4
CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of Maxygen management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Maxygen (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II—OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

Not applicable.

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 4, 2002, we issued an aggregate of 12,632 shares of our common stock in connection with the acquisition of a license of certain technology. On September 1, 2002, we issued 15,319 shares of our common stock in connection with the acquisition of a license of certain other technology. On September 13, 2002 we issued 4,633 shares of our common stock to a consultant in partial payment for consulting services rendered to us. On September 30, 2002 we issued 8,052 shares of our common stock to three additional consultants in partial payment for consulting services rendered to us. There was no underwriter employed in connection with any of the above-described transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through September 30, 2002, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $19.8 million;
•	repayment of indebtedness, $1.2 million;
•	operating losses related to Company research and development programs and working capital, $40.5 million; and
•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $39.5 million.

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

none

(b)    There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

November 13, 2002	By:	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer

November 13, 2002	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe Chief Financial Officer

Form of Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Russell J. Howard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxygen, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer

Form of Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Lawrence W. Briscoe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxygen, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe Chief Financial Officer

Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Russell J. Howard, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of Maxygen, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Maxygen, Inc.

By:	/s/ Russell J. Howard
Name:	Russell J. Howard
Title:	Chief Executive Officer
Date:	November 13, 2002

I, Lawrence W. Briscoe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of Maxygen, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Maxygen, Inc.

By:	/s/ Lawrence W. Briscoe
Name:	Lawrence W. Briscoe
Title:	Chief Financial Officer
Date:	November 13, 2002