Form 10-K
period 2002-12-31
MAXYGEN INC
filed 2003-03-27
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 000-28401

MAXYGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0449487 (I.R.S. Employer Identification No.)

515 Galveston Drive

Redwood City, California 94063

(Address of principal executive offices)

(650) 298-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of February 28, 2003, there were 34,593,197 shares of the registrant’s common stock outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market as of February 28, 2003 was approximately $174,975,867.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

In this report “Maxygen”, the “Company”, “we”, “us” and “our” refer to Maxygen, Inc. and all its consolidated subsidiaries, including, unless the context indicates otherwise, our majority-owned chemicals subsidiary Codexis, Inc. and our wholly-owned agriculture subsidiary Verdia, Inc.

Maxygen and the Maxygen logo are registered trademarks of Maxygen, Inc. MaxyScan and MolecularBreeding are some of our trademarks. Codexis is a trademark of Codexis, Inc. and Verdia, Inc. is a trademark of Verdia, Inc. Other service marks, trademarks and trade names referred to in this report, and in the documents incorporated by reference in this report, are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 29 to 40 should be considered carefully in evaluating us and our business.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Other than as required by applicable law, we disclaim any obligation to update or revise any forward-looking statement contained in this report as a result of new information or future events or developments.

PART I

Item 1	BUSINESS

Overview

We are a leader in the field of directed molecular evolution, a process by which genes are modified for specific commercial uses. We are focused on creating novel therapeutic and industrial products using our integrated technologies. Our technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products. Unlike conventional technologies, our approaches require minimal understanding of complex underlying biological systems and can therefore help develop products faster and more cost-effectively. We have designed our technologies to rapidly improve existing biotechnology products as well as to create products that would be difficult or impossible to develop through other processes.

Our principal objective is to commercialize multiple high-value products in a broad range of industries including human therapeutics, agriculture and chemicals. Our products will be developed and marketed either through corporate collaborations or independently by Maxygen. To date, we have established strategic collaborations with leading companies including: Aventis Pasteur in novel vaccines; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for nervous system diseases, including multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative in HIV; Eli Lilly, Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation (a subsidiary of Nektar Therapeutics) in protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, including with Novozymes, DuPont, Syngenta, Rio Tinto and Chevron. We also have received funding from U.S. government organizations including from the Defense

Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

We will continue to establish strategic collaborations with leaders in our target industries. We will also continue to retain rights in some of our collaborations to internally develop and market products resulting from our alliances. In addition, we have invested, and will continue to invest, our own funds in specific areas and product opportunities. We have over 40 potential products in various stages of research, with sixteen potential products in development. In addition, Codexis has five processes that are operating at commercial scale. We have also established over 20 strategic alliances.

We began operations in 1997 to commercialize technologies originally conceived at Affymax Research Institute, then a subsidiary of what is now GlaxoSmithKline plc. We were incorporated in Delaware on May 7, 1996 and began operations in March 1997. Our principal executive offices are located at 515 Galveston Drive, Redwood City, CA 94063. Our telephone number is (650) 298-5300. We make available on our website all reports filed with the Securities and Exchange Commission, including our reports on Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this annual report.

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen and our wholly-owned subsidiaries, Maxygen ApS, Maxygen Holdings Ltd. and Verdia, Inc., as well as our 57% owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

Market Opportunity

We have a platform of proprietary technologies that helps allow us to integrate the powerful tools available in the biotechnology industry to develop novel and improved products for human therapeutics and industrial applications. We are currently working on over 40 different potential products, including sixteen potential products that are in the development stage, either on our own or with companies that are leaders in their fields. In addition, Codexis has five processes that are operating at commercial scale. Our target markets include protein pharmaceuticals, preventative and therapeutic vaccines, chemicals and agriculture. Within these markets, we are focused on specific high-value opportunities.

Human Therapeutics.    The human therapeutic protein pharmaceutical and vaccine markets represent a large opportunity for Maxygen. In 2001, worldwide sales of therapeutic proteins made using recombinant DNA technology were approximately $25 billion. Protein pharmaceutical products, such as erythropoietin and granulocyte colony stimulating factor, represent some of the world’s most profitable pharmaceutical products. The protein therapeutics sector is one of the fastest growing sectors of the pharmaceutical market, with an annual sales growth rate of 5 to 15%.

Worldwide sales of all vaccines in 2001 exceeded $5.8 billion and are expected to exceed approximately $11 billion by 2010. This dramatic growth in the vaccine market is expected to be driven by the anticipated success of therapeutic vaccines and the development of novel vaccines that address significant unmet clinical needs.

In human therapeutics, we are focused on developing products for a number of indications, including multiple forms of cancer, infectious diseases such as HIV, hematology, allergies, and autoimmune diseases such as rheumatoid arthritis and multiple sclerosis.

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

In chemicals, we are focused on developing novel biocatalytic processes that increase yields and decrease manufacturing costs for multiple known products. In particular we are focused on developing proprietary catalysts and processes for the production of pharmaceutical products. The agricultural biotechnology seed market was estimated at approximately $3 billion in sales in 2001. It is expected to grow to approximately $5–8 billion in sales by 2005 and to approximately $20-25 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on approximately 130 million acres in 2001. In agriculture, we are primarily applying our technologies to potentially increase crop yield, including through insect and pesticide resistance.

Uses and Limitations of Genes as Products

Genes and the protein products expressed by genes have significant value in multiple commercial areas. The modern biotechnology industry was founded to capture this value, primarily through the isolation of genes from natural sources, and subsequent protein production from these genes for use in commercial production systems. Despite some notable exceptions, the majority of proteins discovered by scientists and developed by the modern biotechnology industry have not been commercially successful. The lack of product success is due in part to the fact that the relevant proteins did not evolve for commercial purposes.

In recent years, significant research efforts in biotechnology have focused on identifying genes and elucidating their function. These efforts, which are known as genomics, have been highly successful in identifying tens of thousands of genes, but to date have not lead to rapid product development. This results from two primary causes. First, the genes identified by genomics did not evolve for commercial purposes. Second, once a gene has been identified, a number of steps need to be completed before the genetic information can be used for the development of products.

Typical deficiencies of naturally occurring genes and proteins that limit their commercial utility as therapeutic products include inappropriate availability in the body, instability, difficulty and cost to manufacture, lack of specificity, toxicity and other side effects. Similarly, in applications such as agriculture and chemical processes using enzymes as catalysts, problems include the levels at which proteins can be made, lack of specificity, instability, poor efficiency of enzyme function under industrial manufacturing conditions and the degree of purity. In addition, potential products with the highest commercial value often result from the action of multiple genes or multiple biological reactions and are difficult to optimize with modern biotechnology techniques. Many biotechnology companies have abandoned or never pursued development efforts with potential product candidates as a result of the unsuitability of the wild-type proteins for commercial uses.

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

The Maxygen Solution

We have developed proprietary technologies that help address the limitations of modern biotechnology, allow for the rapid identification of lead product candidates and increase the opportunities for developing characteristics optimally suited for specific commercial purposes. Our integrated technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products. Our technologies are faster and less expensive than conventional technologies. Our use of such technologies is commercially-focused and results-oriented, and unlike many conventional approaches, requires minimal understanding of complex underlying biological systems.

The most significant of our technologies are our MolecularBreeding directed molecular evolution technologies, of which there are two components. The first is DNAShuffling, our proprietary process for recombining genes into a diverse high-quality library of novel DNA sequences known as gene variants. The second is MaxyScan, a series of proprietary screening capabilities for the selection of desired commercial properties from the library of gene variants. The combination of DNAShuffling recombination technologies and MaxyScan specialized screening help allow us to identify new potential products in a more rapid, cost-effective manner than conventional techniques.

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

Expand Our Proprietary Technology Leadership.    To expand our technology leadership, we will continue to develop our core technologies by investing in research and development. We will continue to acquire and license technologies from third parties that complement our capabilities to develop products. We will protect and build upon our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies. We will continue to recruit, and collaborate with, leaders in the field of directed molecular evolution and complementary technologies and in various therapeutic indications and industrial segments.

We will continue to support both elements of our business strategy by gaining access to complementary technologies, capabilities and expertise through in-licensing agreements, corporate partnerships and corporate acquisitions. We may also pursue additional grants from U.S. government agencies in areas of commercial interest.

Since 1997 we have entered into over 20 strategic collaborations and several proof of principle collaborations with commercial entities and have received nine grants from U.S. government agencies. Since inception we have received $116.1 million in funding from our collaborators and from government grants, which includes $10.3 million in deferred revenue to be recognized over the next three years. Approximately $89.5 million was received from our collaborators and $26.6 million was received from government funding. We have also received $15 million from our collaborators in consideration for purchases of equity. Assuming our research efforts for existing collaborations and grants are expended for their full research terms, as of December 31, 2002 we had total committed funding of approximately $30.6 million remaining to be received over the next three years. Potential milestone payments from our existing collaborations could exceed $300 million based on the accomplishment of specific performance criteria. These payments are in addition to royalties on product sales.

In 2002, we were successful in achieving most of our corporate goals. We advanced our four pre-clinical product candidates further in the development process. These product candidates include: interferon beta in our collaboration with Lundbeck; interferon gamma in our collaboration with InterMune; a therapeutic colon cancer vaccine in internal development and a preventative vaccine for Dengue hemorraghic fever, also in internal development. We currently have 16 potential products in development; 13 with corporate collaborators, one that is being funded by Maxygen and two that we are actively seeking outside funding for continued development. We entered into three new product development collaborations in 2002; alliances with Cargill Dow and Eli Lilly in chemicals, and a joint venture with Delta and Pine Land Company in agriculture called DeltaMax Cotton LLC to exploit opportunities in cotton. In 2002 we also received our first commercialization royalties and completed an independent financing of our chemicals subsidiary, Codexis, Inc. In 2002, we had 34 additional U.S. patents issue and 32 additional foreign patents granted bringing the total number of patents owned or licensed by us as of December 31, 2002 to 156. We also have over 400 patent applications worldwide.

Current Fields of Application

We are currently applying our technologies to high-value opportunities in the fields of human therapeutics (protein pharmaceuticals, prophylactic vaccines and therapeutic vaccines) and industrial applications (agriculture and chemicals).

Human Therapeutics

Our human therapeutics business, consisting of protein pharmaceuticals, prophylactic vaccines and therapeutic vaccines, presents us with opportunities in a wide variety of disease indications for which there is a significant unmet medical need for more efficacious (or effective) treatments. The markets for many of these disease indications are very large and are summarized in the table below.

Therapeutic Category	2001 Sales ($US)
Infectious diseases	$19 billion
Autoimmune disorder (anti-arthritis, multiple sclerosis)	$12 billion
Cancer	$11 billion
Blood disorders	$8 billion

Source: MedAdNews May 2002

Protein Pharmaceuticals

We are dedicated to becoming one of the world’s leading providers of improved, proprietary, protein-based therapeutics.

Market Opportunity.    In 2001, worldwide sales of therapeutic proteins made using recombinant DNA technology were approximately $25 billion. Protein pharmaceutical products, such as erythropoietin and granulocyte colony stimulating factor, represent some of the world’s most profitable pharmaceutical products. The protein therapeutics sector is one of the fastest growing sectors of the pharmaceutical market, with an annual sales growth rate of 5 to 15%.

However, many presently marketed protein pharmaceuticals have deficiencies as therapeutics. For examples some protein drugs have limited stability or efficacy in vivo and, as a result, require frequent and high doses. Other protein pharmaceuticals have adverse side effects that limit dosing and patient compliance. Furthermore, proteins can also be immunogenic, potentially leading to adverse events or reduced therapeutic efficacy.

As a result of the problems associated with use of naturally-occurring proteins as drugs, most FDA-approved protein pharmaceuticals have required some level of engineering to improve pharmacological properties. We believe significant opportunity exists to further improve these approved drugs and other protein therapeutics. A subset of the FDA-approved recombinant protein pharmaceuticals that have been modified is listed below.

Product/Company (Protein class)	Modification	Indication	Improvement
Aranesp/Amgen (Erythropoietin)	Two amino acid changes to allow for additional glycosylation sites	Anemia	Less frequent dosing

Betaseron/Berlex (Interferon-beta)	Changes to amino acid sequence	Multiple sclerosis	Increased production yields

Humalog/Lilly (Insulin)	Change to amino acid sequence	Diabetes	Faster onset of action

Infergen/Amgen & InterMune (Interferon-alpha)	Consensus sequence of four subtypes, additional change to amino acid sequence	Hepatitis C	Increased potency, facilitate construction of molecule

Pegasys/Roche (Interferon alpha)	Addition of a PEG molecule	Hepatitis C	Less frequent dosing, improved efficacy

Proleukin/Chiron (Interleukin-2)	Changes to amino acid sequence, nonglycosylated	Metastatic melanoma and renal cell carcinoma	Increased specific activity

Sources: Product monographs and Kurtzman, et al. Current Opinion in Biotechnology 2001, 12: 361–370.

By applying our technologies, including our MolecularBreeding directed molecular evolution technologies and post-translational modification tools, we believe we will be able to develop more potent and safer protein pharmaceuticals that help address the limitations of current protein pharmaceuticals. Our technology offers a means both to develop new therapeutics, with better commercial and therapeutic attributes than naturally occurring proteins, and to develop improved next-generation protein drugs.

Business Strategy.    Our strategy for protein pharmaceuticals is to partner and independently develop new and improved therapeutic products. Biopharmaceuticals at all stages of development—research, clinical, marketed or failed—are potential targets for improvement. We are currently building internal pre-clinical and clinical capabilities to allow us to move multiple products through the approval processes in the United States, Europe, and other important markets. In parallel, we are working with pharmaceutical companies to develop, manufacture and commercialize biopharmaceutical candidates made using our technologies. By collaborating with leading pharmaceutical companies and creating better versions of proven protein therapeutics we believe that we can maximize our return and decrease our development risk.

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

Technology Platform.    We are capable of improving biopharmaceuticals in important parameters through the use of our integrated platform of proprietary technologies. In addition to our MolecularBreeding directed molecular evolution technologies, our proprietary platform includes a number of significant technologies for structure-based molecular design, intelligent diversity generation, and directed PEGylation and glycosylation. We have also designed and implemented expression systems, automated high-throughput fermentation capabilities, and protein purification and characterization techniques that are specific to proteins. Our technology platform is highly flexible and enables us to apply a wide selection of technologies in an integrated fashion to improve proteins for a desired function. For example, we can use our MolecularBreeding directed molecular evolution technologies to modulate the receptor specificity of a protein, and subsequently use directed PEGylation to reduce immunogenicity and improve the pharmacokinetic profile.

In addition, we have a broad strategic relationship with Shearwater Corporation (a subsidiary of Nektar Therapeutics), a leader in PEG technology. This alliance provides us with access to Shearwater’s proprietary PEGylation chemistries, as well as PEG compound supply, for the development of our product candidates.

Products/Pipeline.    Our protein pharmaceuticals activities are focused on the development of second-generation, “tailor made”, and novel protein therapeutics. At present, we have thirteen active programs aimed at improving therapeutic proteins, many of which are next generation versions of successfully marketed products. Two of those potential products are in pre-clinical development.

Examples of Potential Products in Protein Pharmaceutical Pipeline

Product	Disease Indication	Estimated Potential Market ($US)	Partner/Maxygen Retained Rights	Status
Maxy-10	CNS, including MS	$3 billion	Lundbeck	Pre-clinical
Maxy-50	Fibrosis and Oncology	$2 billion	InterMune	Pre-clinical
Maxy-996	Hemostasis	$2 billion	Maxygen	Research
Maxy-24	Infectious disease	$1–3 billion	Maxygen	Research
Maxy-20	Allergy	$1.6 billion	ALK-Abelló	Research
Maxy-30	Autoimmune disease	$1 billion	Maxygen	Research

•	“Research” means the discovery or creation of prototype products, including their characterization.
•	“Pre-clinical” means product scale-up, formulation and further testing in animals, including toxicology.

Protein Pharmaceutical Alliances.

InterMune.    In September 2001, we granted a license to, and established a three-year collaboration with, InterMune, Inc. to develop and commercialize novel, next-generation interferon gamma products. The main purpose of the collaboration is to develop a next-generation Actimmune® with enhanced pharmacokinetics and a less-frequent dosing regime. Actimmune® (Interferon gamma-1b), is currently being marketed by InterMune in the United States for the treatment of chronic granulomatous disease (CGD) and severe, malignant osteopetrosis. InterMune is continuing the development of Actimmune® by conducting several advanced stage clinical trials, including a Phase III trial for the treatment of idiopathic pulmonary fibrosis (IPF) and a Phase III trial for ovarian cancer. Under the terms of the agreement, InterMune has taken forward into clinical development product candidates created by Maxygen. InterMune has funded and will continue to fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Maxygen has received up-front license fees, and has received and will continue to receive full research funding. It has also received one development milestone payment and will be entitled to receive future development and commercialization milestone payments based upon clinical development, regulatory approvals and commercial sales. In addition, Maxygen will receive royalties on product sales. In October 2002 we announced that Maxygen had received a $1 million milestone payment from InterMune for successfully achieving drug performance criteria established by InterMune. Maxygen has developed a series of preclinical candidates that have been shown in animal models to improve pharmacokinetic properties that should allow a once-per-week dosing regimen. These compounds are now advancing into further pre-clinical development.

Lundbeck.    In September 2000, we established a three-year strategic alliance with H. Lundbeck A/S, a Danish pharmaceutical company, to develop an interferon beta pharmaceutical product to address nervous system diseases, including multiple sclerosis. Treatments for these diseases may provide Lundbeck with access to a market with a potential value of $3.0 billion. Lundbeck specializes in the development of pharmaceuticals to treat psychiatric and neurological disorders. We have received research and development funding as well as license fees and milestone payments based on developmental success and are entitled to receive further research and development funding, license fees and milestone payments based on clinical trials, regulatory approval and commercial sales. We are also entitled to receive royalties on product sales. We retain development and marketing rights to the product in key Asian markets and global rights for all indications outside of nervous system diseases, including inflammatory diseases, infectious diseases and cancer. In February 2002 we announced that Lundbeck intended to move an optimized interferon beta lead compound from the collaboration forward into pre-clinical development. The lead compound has been engineered by us to have an improved drug profile for therapy, with reduced immunogenicity, increased bioavailablility and substantially improved half life, to minimize side effects and maximize therapeutic efficacy.

Vaccines

We are dedicated to becoming a leader in the development of novel vaccines for the prevention and treatment of infectious diseases, cancer, autoimmune disease and allergy.

Market Opportunity.    Worldwide sales of all vaccines in 2001 exceeded $5.8 billion and are expected to exceed approximately $11 billion by 2010. Recombinant DNA technology has enabled the development of prophylactic vaccine products that are safer, cheaper and easier to manufacture. This may create new market potential for these types of products, such as the Hepatitis B vaccine market, which is estimated to have had 2001 sales of $1.6 billion.

The vaccine market is expected to increase dramatically for several key reasons:

•	Vaccines are under development for the treatment of many existing diseases, such as cancer, autoimmune disease and allergy, and chronic infectious diseases. This will expand the market size dramatically beyond the traditional use of vaccines as prophylactics for infectious diseases.

•	Vaccines remain the best way to control epidemics and the spread of disease.

•	Combination vaccines are being introduced into medical practice, making patients, particularly children, more likely to be vaccinated broadly against infectious diseases.

•	Travel around the world is increasing at a dramatic rate. Traveling increases the probability that viruses, bacteria and other infectious agents will be disbursed worldwide.

•	Adults are being vaccinated more frequently, expanding the patient population.

•	Increased bioterrorism threats.

Business Strategy.    Our strategy for vaccines is to partner and independently develop new and improved preventative and therapeutic vaccines. We intend to outlicense and partner potential products that we choose not to develop independently and enter into additional collaborations to further our technologies and product development capabilities. By collaborating with leading pharmaceutical companies we seek to balance our return and our development risk. Additionally, the speed of our technologies allows many targets to be pursued simultaneously, thus decreasing portfolio risk.

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

Products/Pipeline.    We are developing vaccines for the prevention and treatment of cancer, autoimmune diseases, allergy and infectious diseases. Products may be developed both internally by Maxygen, as well as through corporate collaborations for specific product opportunities.

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

Our two lead vaccine product candidates are in the pre-clinical development stage; the first is a therapeutic vaccine for the treatment of colorectal cancer; the second is a vaccine to prevent dengue virus infection and the risk of dengue hemmorrhagic fever. We are pursuing out-licensing and/or joint development opportunities for each of these lead products. While each of the two lead product candidates has proven successful in pre-clinical primate studies, we will not be continuing into clinical development on our own with either of the lead product candidates. However, we will move towards clinical development with either or both of the lead product candidates if we are able to secure funding from an appropriate corporate, government or philanthropic partner. In addition to our two lead product candidates, we have approximately ten prophylactic and therapeutic vaccine candidates in our research pipeline.

Vaccine Alliances

U.S. Army Medical Research and Materiel Command.    In August 2002, we received a $2.4 million, three-year grant from the U.S. Army Medical Research and Materiel Command to develop cross protective vaccines against three types of encephalitis virus. Maxygen scientists will be working in collaboration with scientists at the U.S. Army Medical Research Institute for Infectious Diseases to develop a single vaccine antigen that is capable of protecting against Venezuelan, Western and Eastern equine encephalitis viruses. These viruses can cause infections in humans resulting in a spectrum of diseases, from inapparent infection to severe neurological consequences including death.

Aventis Pasteur.    In November 2001, we established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Aventis Pasteur is the new name of Pasteur Merieux Connaught, adopted at the creation of Aventis. Under the terms of the agreement, Maxygen has received license fees and full research and development funding. Maxygen will also receive future license fees, full research and development funding and minimum annual royalties. We will also receive milestone payments based on success-based milestones, clinical trials, regulatory approvals and commercial sales and royalty payments on product sales. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration.

USAID.    In October 2001, we received a $3.7 million, three-year grant from the U.S. Agency for International Development (USAID) to support the research and development of a novel, broadly protective malaria vaccine. Under the terms of the agreement, Maxygen will retain worldwide rights to commercialize successful vaccine candidates that result from the program.

ALK-Abelló.    In February 2001, we established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, to research and develop novel recombinant therapeutics for the treatment of specific allergies. We are collaborating with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. ALK-Abelló will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration. Treatments for these allergies may provide ALK-Abelló with access to a market with a potential value of $1.6 billion. Under the terms of the collaboration, we have received license fees, technology access fees and research and development. We will also receive future license fees, technology access fees and research and development, and potential milestone payments based on clinical trials and commercial sales. Maxygen will also receive royalties on product sales.

International AIDS Vaccine Initiative.    In February 2001, we established a three-year collaboration to develop novel HIV vaccines with the International AIDS Vaccine Initiative (IAVI) and DBLV LLC, an entity established and funded by the Rockefeller Foundation. Under the agreement, DBLV has provided and will continue to provide full research and development funding to us for at least the three year initial research terms to expand our ongoing program in HIV vaccine development. We will retain all rights to commercialize the HIV vaccine candidates in all developed countries of the world, as well as in certain markets in the developing world. In recognition of the great need for a vaccine against AIDS in the poorest countries of the world, we have granted IAVI a royalty-free license to develop and distribute HIV vaccines to those who cannot afford them in developing countries.

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

Karolinska Institute.    In July 2000, we initiated a two-year program with the Karolinska Institute for the development of novel allergy immunotherapeutics. Under the agreement, we used our proprietary technologies to generate novel recombinant allergens for the treatment and prevention of certain common allergic conditions that the Karolinska Institute helped screen using sera and lymphocytes from allergic patients. We retain commercialization rights without any future financial obligation to the Karolinska Institute for any application of potential allergy products.

Industrial Applications

Chemicals—Codexis, Inc.

Our chemicals business is operated through our majority-owned subsidiary Codexis, Inc. Codexis was incorporated in January 2002, and our chemicals business was contributed to Codexis in March 2002 in exchange for all the capital stock of Codexis. On September 13, 2002, Codexis sold $15 million of Codexis redeemable, convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several other investors. On October 1, 2002, Codexis sold an additional $10 million of redeemable, convertible preferred stock to several third party investors.

Codexis is dedicated to becoming a leader in providing high-value chemical products and services to the worldwide life science and fine chemical industries. In particular Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products.

Codexis’ primary area of focus is the pharmaceutical market. Products in this area include chiral pharmaceuticals, complex natural products and novel pharmaceutical building blocks. Codexis also plans to leverage its technologies towards the development of flavor and fragrance molecules and other high-value industrial chemicals.

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

Product/Process	Company	Estimated Annual Sales ($US)
Acrylamide	Nitto	$100+ million
Polylactic Acid	Cargill-Dow, LLC	$200 million
Nicotinates (nitrile catalyst)	Lonza	$100 million
High fructose corn syrup	Archer Daniels Midland, A.E. Staley	$4.5 billion
Modified Penicillins (catalysts acylase)	DSM	$300+ million
Aspartame (protease catalyst)	DSM/Tanabe, Tosoh	$500 million

Within Codexis’ target pharmaceutical market, its MolecularBreeding directed molecular evolution technologies have the potential to provide a significant competitive advantage in the synthesis of high-value chiral intermediates, bulk actives and natural products. Chirality is increasingly important in modern drug discovery and development. In 2000, chiral products accounted for over $130 billion in sales, while natural product drugs had sales of approximately $50 billion.

An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years. Included in the potential market is the manufacturing of major chemicals, plastics, vitamins, compounds used in the manufacture of pharmaceuticals, enzymes for use as catalysts, pigments and additives in paint, and polymers and fibers in clothing.

Enzymes occurring in nature are generally unable to meet the stringent activity requirements required for the commercial use of enzymes in industrial processes. Technologies such as directed molecular evolution are potentially able to overcome such shortcomings.

Business Strategy.    The chemical industry is undergoing a transformation in the way it produces chemicals and materials. Specifically in the pharmaceutical industry, increasing cost pressures and increasing chemical complexity in the molecules in development are creating a need for innovations that can help reduce the cost of manufacture by, for example, eliminating multiple costly chemical synthetic steps or allowing for the use of a lower-cost raw material.

Codexis’ goal is to be a leading provider of proprietary products and services to the pharmaceutical and fine chemical industry. Its technologies help allow for the generation of proprietary catalysts and processes for the production of pharmaceutical products. Codexis plans to capture value through the outlicensing of processes to third parties for subsequent commercialization and the direct sale of pharmaceutical intermediates and bulk actives to major pharmaceutical companies via its own sales and marketing team. In the case of outlicensing, Codexis expects to receive milestones and royalties on product sales. For direct product sales, Codexis plans to manufacture its products through third party toll manufacturing agreements and manufacturing joint ventures.

Codexis believes its business strategy provides several distinct advantages, including:

•	Focusing on its key competitive advantage—the development of proprietary processes for the synthesis of high-value products;

•	Capitalizing on Codexis’ manufacturing partners’ strengths in chemical development and manufacturing;

•	Establishing a direct interface with the pharmaceutical customer; and

•	Potentially diminished fixed asset risk and overall financing requirements through managed headcount growth and toll manufacturing relationships.

Technology Platform

Codexis is focused on improving existing chemical processes and creating novel processes for the manufacturing of specialty and fine chemical products. In particular, Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products. Codexis’ set of proprietary technologies can allow for the modification of enzymes, multi-enzyme pathways and organisms, helping to overcome existing limitations of enzyme catalysts and helping to enable the development of economically viable biocatalytic and fermentative processes. Codexis believes that its approach can facilitate a new model in process design in which a biological catalyst can be designed for a process, rather than the process being designed around a catalyst.

Codexis’ has validated the use of its technologies in multiple areas relevant to the development of improved pharmaceutical and chemical products. Codexis has achieved key milestones in its collaborations with Pfizer, DSM and Novozymes. It is currently receiving on-going commercialization payments from these strategic relationships. Specifically, Codexis has used MolecularBreeding directed molecular evolution technologies to:

•	Develop low-cost, efficient catalysts with improved performance for the synthesis of complex molecules;

•	Develop improved chemical production organisms;

•	Develop proprietary syntheses of high-value chemicals; and

•	Demonstrate the validity of its technology for multiple applications at relevant commercial scale.

In addition to DNAShuffling recombination technologies, Codexis has developed expertise in developing high-throughput biological and chemical screening systems that closely mimic the commercial scale environment. Screening for trace amounts of a specific chemical, rheological properties of a polymer, or a specific stereo- or regioisomer are just some of the high-throughput screening capabilities Codexis has developed to identify conversions and syntheses of interest. Coupled with the power of DNAShuffling recombination technologies, Codexis’ screening systems help enable it to rapidly develop integrated, commercially viable chemical processes at the relevant scale.

Products/ Pipeline.    Codexis is targeting multiple major high-value, low-volume chemical processes in the specialty and fine chemical areas for internal development and later stage partnering. These potential products include specific pharmaceutical intermediates and actives, antibiotics, vitamins and nutritional compounds and other fine chemicals. Codexis has seven strategic alliances in the chemicals field and over 19 potential products and processes in its research pipeline, including two product candidates and processes in development. In addition, Codexis has five processes now operating at commercial scale, with two such processes generating royalty payments.

Codexis technologies have been validated in the following major product categories.

Validated Applications in Chemicals

Product Category	Validation	Collaborator
Catalysts	Ö	Novozymes
Pharmaceutical Intermediates	Ö	DSM
Bulk Actives	Ö	Pfizer, Lilly
Processes	Ö	Hercules, Rio Tinto, Chevron-Texaco

Chemical Alliances

Codexis has entered into various collaborations to accelerate the research, development and commercialization of its products and/or processes. Codexis plans to continue to partner with industry leaders in order to generate near-term revenues in the form of license fees and research funding and to develop additional technologies relevant to the commercialization of processes for pharmaceutical products. The following table summarizes Codexis’ current alliances.

Codexis’ Strategic Alliances

Collaborator	Scope	Estimated End Product Market (Yearly Sales)
Eli Lilly	Improved process for manufacture of bulk active	$150 million

Novozymes	Industrial enzymes	$1.8 billion

Pfizer	Improved process for bulk active manufacture	$150+ million

DSM	Improved process for antibiotic intermediate	$300+ million

Rio Tinto	Novel bioprocess for improved CO2 abatement	$200–$350/ton of coal; total coal consumption 1,400 million tons/yr

Chevron-Texaco	Methanol	$2 billion to $4 billion

Cargill-Dow	Lactic acid	$200+ million

Eli Lilly.    In January 2003, Codexis entered into a multi-year collaboration with Eli Lilly and Company focused on the development of improved fermentations for several of Eli Lilly’s natural product drugs. The collaboration will take advantage of Codexis’ Whole Genome Shuffling strain improvement technologies, which were developed under a NIST-ATP grant sponsored in part by Eli Lilly. Under the terms of the collaboration, Eli Lilly has provided Codexis with up-front technology access funding and has provided and will continue to provide full research funding; Codexis will be eligible to receive research and commercialization milestone payments.

Cargill Dow.    In March 2002, we established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, we received technology access payments and have received and will continue to receive full research funding, and may receive research and commercialization milestones. Codexis will also receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration. This collaboration was assigned to Codexis from Maxygen in connection with its capitalization in March 2002.

Chevron.    In October 2000, we entered into a three-year collaboration with Chevron Research and Technology Co. to develop novel bioprocesses for specific petrochemical products. The initial area of focus is to develop a biocatalytic process for the conversion of methane to methanol. Currently, the worldwide methanol market is estimated to be 11 billion pounds consumed annually at a price of $0.50 per pound. Chevron will have commercialization rights in exchange for license fees, technology access fees, full research funding, success-based milestones, annual fees and product royalties. This collaboration was assigned to Codexis from Maxygen in connection with its capitalization in March 2002.

Pfizer.    In September 2000, we extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, we improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently in commercial operation at Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning Maxygen research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. Additionally, Pfizer agreed to fund additional research and development at Maxygen to allow us to further improve the performance of the pathway. In September 2002 we announced that we had received our first commercial payment in connection with the collaboration. To date, Maxygen has also received two milestone payments for developing the improved second-generation manufacturing process. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Rio Tinto.    In January 2000, we entered into a three-year collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, one of the world’s leading mining companies, to develop enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. The technology, if successful, has broad applicability to multiple billion-dollar industries. Increased efficiency could play a significant role in the reduction of CO2 emissions. In connection with the collaboration, we have received research and funding payments and technology advancement fees. We will also receive future research and funding payments and technology advancement fees. Maxygen and Rio Tinto will also each share revenues with the other from certain products or processes that are commercialized by the other. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

DSM.    In March 1999, we entered into a three-year collaboration with Gist-Brocades N.V., a subsidiary of DSM N.V., to utilize our technologies to develop novel enzymes for use in the manufacture of certain classes of antibiotics. This collaboration was extended in June 2002. We have received research funding and royalties from the commercialization of a process developed through our technologies. We will also receive future royalties from the commercialization of enzymes developed in the collaboration. In October 2002, we announced that DSM had successfully commercialized a novel process for the manufacture of a pharmaceutical intermediate using Codexis’ proprietary technologies and as a result, Codexis would receive royalty payments from DSM. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Novozymes (formerly a division of Novo Nordisk A/S).    In September 1997, we entered into a five-year strategic collaboration with Novozymes, the world’s largest producer of industrial enzymes, for the development and bulk production of specific industrial enzymes in fields such as laundry detergents, leather processing and pulp and paper manufacturing. In addition to providing Novozymes with an improved subtilisin molecule (one of the most studied and highly modified industrial enzyme products, with 1999 worldwide sales in excess of $400 million) we provided an additional product candidate in 2000. In 2001 we announced the advancement of two further industrial enzyme product candidates into commercial development bringing to a total of four the number of product candidates in commercial development under the agreement. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes will be licensed to use MolecularBreeding directed molecular evolution technologies for additional industrial enzyme applications. Maxygen has received and will continue to receive certain minimum royalty payments and royalty payments on the sales of any products developed under the 1997 agreement and on the sale of any products in the expanded industrial enzyme market areas. In addition, Maxygen will have co-exclusive rights to use the MolecularBreeding directed molecular evolution technologies for certain new industrial enzyme markets. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Hercules.    In October 2000, Maxygen entered into a collaboration with Hercules Incorporated focused on developing specialty chemicals via custom-made biological catalysts for the pulp and paper industry. Under the terms of the collaboration, we received full research funding, technology access fees and license fees. This collaboration was assigned to Codexis from Maxygen in connection with its capitalization in March 2002. The collaboration was terminated in January 2003 in exchange for, inter alia, a termination payment and assignment of all program technology to Codexis. While we believe that the collaborative research was proceeding on schedule and in a satisfactory manner, Hercules requested that the collaboration be terminated due to a change in its strategic direction.

In addition to our corporate and academic collaborations we have received grants from NIST-ATP (1998) to develop whole genome shuffling and from DARPA (1998) to develop enzymes with the capacity to inactivate microbial spores.

Agriculture—Verdia, Inc.

Our agriculture business is operated through our wholly-owned subsidiary Verdia, Inc. Verdia was incorporated in March 2002. Our agriculture business was contributed to Verdia in March 2002 in exchange for all the capital stock of Verdia.

Verdia is dedicated to becoming a global leader in providing proprietary product solutions to important commercial problems in plant-based businesses through the application of advanced DNA breeding methods.

Market Opportunity.    The agricultural biotechnology seed market was estimated at approximately $3 billion in sales in 2001. It is expected to grow to approximately $5-8 billion in sales by 2005 and to approximately $20-25 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on approximately 130 million acres in 2001. Adoption rates for transgenic crops are the highest for any new technology in agriculture. Biotechnology crops create value by reducing farmer costs, simplifying farming systems and improving environmental sustainability through decreased use of conventional pesticides. Some examples of existing biotechnology-based products, the utilization of transgenic crops relative to crop protection chemicals and an overview of the market potential for transgenic crops are listed below:

Acreage of Transgenic Crops in 2001

Crop	Trait	Acres Planted in 2001 (Million)
Soybean	Herbicide Tolerant	81.9
Corn	Insect Tolerant	14.6
Canola	Herbicide Tolerant	6.7
Corn	Herbicide Tolerant	5.2
Cotton	Herbicide Tolerant	6.2
Cotton	Herbicide & Insect Tolerant	5.9
Cotton	Insect Tolerant	4.7
Corn	Herbicide & Insect Tolerant	4.4

Total		129.6

Global Crop Protection Market in 2001: by Product Type

Product Group	$US Million	% Change from 2000
Herbicides	$12,887	-6.9%
Insecticides	$7,559	-6.1%
Fungicides	$5,306	-6.9%
Transgenic Crops	$3,044	+3.7%

Global Transgenic Agriculture Market in 2001: by Crop

Crop	Global Acreage (Millions)	% Transgenic in 2001
Soybean	178	46%
Cotton	84	20%
Canola	62	11%
Corn	346	7%

Biotechnology-based developments in agriculture over the past decade have focused on providing farmers with plants that resist insect pests and enable the use of convenient, more environmentally favorable herbicides with an associated improvement in sustainable farming practices. The next generation of biotechnology crops will likely include plants capable of resisting additional pests and diseases, requiring reduced use of agrochemicals, as well as crops with improved nutrient value for both human food and animal feed. Biotechnology research is also being directed toward developing plants designed as factories for the production of molecules of high commercial value, including natural polymers for materials applications and fine chemicals for nutraceutical and pharmaceutical products. We believe our technology platform can be used to create numerous commercial opportunities in crop protection and plant quality traits.

Business Strategy.    Verdia aims to provide customers with transgenic traits that enhance the performance and value of seed products that address the crop protection, materials, food and feed markets.

Verdia’s long-term goal is to develop products on its own but intends to initially enter the market through research and development relationships and through product development alliances with seed and plant propagation businesses. Verdia believes that this strategy decreases the financial risks associated with product development and marketing while building the necessary infrastructure and capabilities to become an integrated company. Verdia’s initial products are expected to be cotton-based products.

Technology Platform.    Verdia believes that its technologies, including its proprietary MolecularBreeding directed molecular evolution technologies, can be used to create numerous commercial opportunities in crop protection and plant quality traits. In particular, existing commercial product performance potentially can be enhanced and new product concepts may be enabled by our technologies. In addition, Verdia’s technologies may be able to improve and help commercialize product concepts that have failed during development for reasons of inadequate efficacy.

While exploiting the advantages of MolecularBreeding directed molecular evolution technologies to improve and develop new traits, Verdia has also developed expertise in:

•	high throughput plant-based screening of gene variants;

•	high throughput bio-assays for insect, nematode, and fungal pathogens;

•	relevant crop transformation methods with commercial freedom to operate; and

•	diversity-based gene discovery.

Verdia is devoting a significant share of its internal resources to further development of these technologies.

Products/Pipeline.    Both in collaboration with its partners and internally, Verdia is working on a broad portfolio of 14 potential products in areas of input traits, yield improvement and quality traits, with seven of these potential products already in development with its partners. Verdia has retained significant rights to develop and market certain applications of the products resulting from the collaborations. In addition to the existing collaborations, Verdia is pursuing independent development of high-value agricultural products, and intends to enter into additional strategic alliances with leading agriculture companies.

Agriculture Alliances

Delta and Pine Land Company.    In May 2002, Verdia (then known as MaxyAg, Inc.) established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize transgenic products for the cotton seed market. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), focuses on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax has contracted certain research activities to Verdia and will in the future contract research and development activities to Verdia, D&PL and third parties, and license products to D&PL and, potentially, other cotton-seed companies, for commercialization. DeltaMax is 50/50 jointly owned by Verdia and D&PL and such parties will share income earned by the joint venture.

Syngenta.    In June 1999, we entered into a five-year strategic collaboration with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta, to improve the yield and quality of several of Syngenta’s strategic crops. In November 2002 the collaboration was extended for a further two years, until March 2006. We have received and will continue to receive research and development funding as well as license fees, milestone payments based on field trials, regulatory approval and commercial sales and royalties on product sales. In 2001, two agriculture product candidates from the collaboration were advanced into development at Syngenta. This collaboration was assigned to Verdia from Maxygen in connection with its capitalization in March 2002.

DuPont.    In December 1998, we entered into a five-year strategic collaboration with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. duPont de Nemours and Company, to utilize our technologies to generate new gene variants for use in the development of specific crop protection and quality grain traits in corn, soybeans and certain other crops. We have received and will receive research and development funding as well as license fees, success-based milestone payments and milestones based on regulatory approval and commercial sales and royalties on product sales. We currently have one agricultural product candidate from the collaboration in development at DuPont. This collaboration was assigned to Verdia from Maxygen in connection with its capitalization in March 2002.

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

We use certain equipment and commercially available software in conjunction with our DNAShuffling recombination technologies and MaxyScan screening systems. We have also developed software internally to help with and/or enable this process. We also use other internally developed software and software purchased from third party vendors to a limited extent in our research and development activities.

Demonstrated Successes of Our MolecularBreeding Directed Molecular Evolution Technologies in Multiple Applications

We have consistently achieved improvement in gene function using our MolecularBreeding directed molecular evolution technologies. These improvements have been demonstrated to permit more useful products and improved manufacturing efficiencies. Our technologies have the ability to generate improvements that would be difficult, costly, time intensive and, in many cases, impossible to achieve using other methods. We have shown that we can achieve improved gene function without a detailed understanding of the underlying complex biological processes.

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

Intellectual Property and Technology Licenses

Pursuant to a technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited (each of which was then a wholly-owned subsidiary of what is now GlaxoSmithKline plc), we were assigned all rights to the patents, applications and know-how related to MolecularBreeding directed molecular evolution technologies. Affymetrix, Inc. retains an exclusive, royalty-free license under most of the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

We have an extensive patent portfolio including 62 issued U.S. patents and 50 foreign patents relating to our proprietary MolecularBreeding directed molecular evolution technologies. Counterpart applications of the U.S. patents are pending in other major industrialized countries. We have an additional 184 pending U.S. patent applications and 226 pending foreign and international counterpart applications relating to our MolecularBreeding directed molecular evolution technologies and specialized screening technologies, and the application of these technologies to diverse industries including agriculture, protein pharmaceuticals, vaccines, gene therapy and chemicals.

Our expanding patent estate provides us with an increasingly broad and unique platform from which to create and improve therapeutic, industrial and other products. Patents owned by us or for which we have exclusive licenses cover a broad range of activities surrounding recombination-based directed molecular evolution including:

•	methods for template-based gene recombination to produce chimeric genes, including use of single or double-stranded templates;

•	methods for recombining nucleic acid segments produced by incomplete nucleic acid chain extension reactions to produce chimeric genes including the staggered extension process (StEP);

•	methods utilizing reiterative screening or only a single cycle of screening;

•	methods of combining any mutagenesis technique with DNA recombination methods to produce new chimeric genes;

•	methods using synthesized nucleic acid fragments;

•	in vivo and in vitro recombination methods of the above, in a variety of formats;

•	methods of screening directed evolution libraries;

•	methods for ligation- and single-stranded template-based recombination and reassembly;

•	mutagenesis, including codon and gene site saturation mutagenesis, used in conjunction with recombination and reassembly;

•	cell-based recombination methods; and

•	fluorescence-, bioluminescence-, and nutrient-based screening methods, including the use of ultra-high throughput FACS-based methods for screening diverse variants.

Such patents reinforce our preeminent position as the industry leader in recombination-based directed molecular evolution technologies for the preparation of chimeric genes for commercial applications.

In addition to the patents that we own directly, we have also exclusively licensed patent rights and technology for specific uses from Novozymes, the California Institute of Technology (Caltech), the University of Washington and GGMJ Technologies, L.L.C. These licenses give us rights to an additional 17 issued U.S. patents, 13 granted foreign patents, 31 U.S. pending patent applications and 133 additional international or foreign counterpart applications.

We have also received from Affymax a worldwide, non-exclusive license to certain Affymax patent applications and patents related to technology for displaying multiple diverse proteins on the surface of bacterial viruses.

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

Competition

Any products that we develop through our technologies will compete in highly competitive markets. In the protein pharmaceuticals field we face competition from large pharmaceutical and biopharmaceutical companies such as Eli Lilly and Company, Pharmacia, Inc., Genentech, Inc. and Amgen Inc. and from smaller biotechnology companies such as Human Genome Sciences, Inc. In the vaccines field we face competition from biotechnology companies such as Corixa Corporation and Vical Corporation as well as large pharmaceutical companies including GlaxoSmithKline plc and Merck & Co., Inc. In chemicals, Codexis faces competition from large chemical companies such as E. I. du Pont de Nemours and Company and The Dow Chemical Company and from smaller biotechnology companies such as Genencor International and Diversa Corporation. In the agriculture field, Verdia faces competition from large agribusinesses, such as Monsanto Company and DowAgroScience and from smaller biotechnology companies such as Paradigm Genetics.

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

We are a leader in the field of directed molecular evolution. We are aware that companies such as Diversa Corporation and Applied Molecular Evolution have alternative methods for obtaining and generating genetic diversity. Academic institutions such as Caltech and the University of Washington are also working in this field, and we have licensed certain technology from Caltech and the University of Washington. This field is highly competitive and companies and academic and research institutions are actively seeking to develop technologies that could be competitive with our technologies.

We are aware that other companies and persons have described technologies that appear to have some similarities to our patented proprietary technologies. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.

In early 2000, we initiated an arbitration proceeding against Enchira Biotechnology Corporation (then known as Energy Biosystems Corporation) in connection with Enchira’s claim that it had developed a “new gene shuffling” technology. We alleged that Enchira had breached the confidentiality provisions and certain other terms of a development and license agreement entered into between Enchira and Maxygen in 1997, pursuant to which we disclosed confidential information regarding our MolecularBreeding directed molecular evolution technologies to Enchira. The arbitrator found that Enchira had breached the development and license agreement and awarded us an injunction barring Enchira from, inter alia, using, practicing, licensing or selling the gene shuffling technology that Enchira calls Rachitt until 2017. The arbitrator further ordered Enchira to reimburse Maxygen for attorneys fees and pay all costs of conducting the arbitration. The California Superior Court confirmed the arbitrator’s decision in a final order and judgment issued on December 21, 2001 and Enchira reimbursed Maxygen in early 2002.

Employees

As of January 31, 2003 we had 280 employees, 117 of whom hold Ph.D., Ph.D. equivalent or M.D. degrees and 205 of whom were engaged in full-time research activities. We plan to expand our corporate development programs and hire additional staff if additional corporate collaborations are established or if existing corporate collaborations are expanded. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Directors and Executive Officers

Our directors and executive officers, and their ages as of January 31, 2003, are as follows:

Name	Age	Position
Russell J. Howard, Ph.D.	52	Chief Executive Officer and Director
Simba Gill, Ph.D.	38	President
Michael Rabson, Ph.D.	49	General Counsel and Senior Vice President
Lawrence W. Briscoe.	58	Chief Financial Officer and Senior Vice President
John Bedbrook, Ph.D.	53	President of Verdia, Inc.
Alan Shaw, Ph.D.	39	President of Codexis, Inc.
R. Paul Spence, D. Phil.	46	Senior Vice President
Elliot Goldstein, M.D.	51	Senior Vice President
Isaac Stein(1)(2)	56	Chairman of the Board and Director
Robert J. Glaser, M.D.(2)	84	Director
M.R.C. Greenwood, Ph.D.	60	Director
Ernest Mario, Ph.D.(1)(2)	63	Director
Gordon Ringold, Ph.D.(1)(2)	52	Director
George Poste, D.V.M., Ph.D.(1)	58	Director

(1)	Member of the audit and finance committees
(2)	Member of the compensation committee

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

John Bedbrook, Ph.D., joined Maxygen in November 1999 as President of Agriculture; he became President of Verdia, Inc., Maxygen’s wholly-owned Agriculture subsidiary upon its formation in March 2002. Before joining Maxygen, Dr. Bedbrook was Chief Executive Officer of Plant Science Ventures and was Chief Technology Officer at SAVIA from February 1998 to October 1999. Before joining SAVIA, Dr. Bedbrook held several senior management positions including Executive Vice President of Research and Development and Co-President at DNA Plant Technology Corp. from 1988 to 1997. Dr. Bedbrook received his Ph.D. in molecular biology from the University of Auckland in New Zealand.

Alan Shaw, Ph.D., joined Maxygen in September 2001 as President of Chemicals; he became President of Codexis, Inc., Maxygen’s majority-owned Chemicals subsidiary upon its formation in January 2002. From September 2000 to August 2001, Dr. Shaw was Head of New Business Development and Managing Director, Lancaster Synthesis Group at Clariant Life Science Molecules, a unit within Clariant’s Life Science and Electronics division. Prior to joining Clariant, Dr. Shaw was the Chief Operating Officer of Archimica Fine Chemicals, the fine chemical division of BTP plc from 1999 to 2000. From 1994 to 1999, Dr. Shaw held the position of Managing Director of Chirotech Technology Limited, the fine chemicals division of the ChiroScience Group plc. Dr. Shaw received his Ph.D. in Chemistry from the University of Durham.

R. Paul Spence, D. Phil., joined Maxygen in July 2002 as Senior Vice President, Research and Development. Prior to joining Maxygen, Dr. Spence was Vice President of Biotechnology at Pharmacia Corporation, a pharmaceutical company, from 2000. Before the merger with Pharmacia Upjohn, which lead to the creation of Pharmacia, Dr. Spence served Monsanto Company and its subsidiary Searle Pharmaceutical as Head of Biotechnology and in other capacities from 1998 to 2000. From 1992 to 1998, Dr. Spence worked in various capacities at Wyeth-Ayerst and Xenova. Dr. Spence received his D.Phil. in molecular virology from Oxford University in the U.K.

Elliot Goldstein, M.D., joined Maxygen in February 2003 as Senior Vice President, Clinical Development and Danish Operations. Prior to joining Maxygen, Dr. Goldstein was Chief Executive Officer of British Biotech, a pharmaceutical research and development company, from September 1998 to November 2002. Prior to joining British Biotech, Dr. Goldstein was, from 1994 to 1998, Senior Vice President, Worldwide Strategic Product Development at SmithKline Beecham, a pharmaceutical company. Prior to joining SmithKline Beecham, Dr. Goldstein held a variety of senior level positions at Sandoz, a pharmaceutical company, in France, Switzerland and the U.S. including Vice President, Clinical Research and Development at Sandoz Research Institute. Dr. Goldstein obtained his M.D. from the University of Aix-Marseille, France.

Isaac Stein has served as our Chairman of the Board of Directors since June 1998 and has been a Director since May 1996. He is one of our co-founders. Since November 1982, Mr. Stein has been President of Waverley Associates, Inc. a private investment firm. Mr. Stein is also a Managing Member of Technogen Enterprises, L.L.C. and of Technogen Managers, L.L.C., which is the General Partner of Technogen Associates, L.P. He is also the Chairman of the Board of Trustees of Stanford University.

Robert J. Glaser, M.D., has served as a Director since September 1997. Dr. Glaser was Director for medical science at the Lucille P. Markey Charitable Trust from 1984 to June 1997, and a Trustee from 1988 to June 1997, when in accordance with the donor’s will, the Trust ceased operations. Dr. Glaser is a Director of Hanger Orthopedic Group, Inc. and was a Director of the ALZA Corporation until it was acquired by Johnson & Johnson in 2001. He was Dean of the medical schools at the University of Colorado and Stanford University, and professor of social medicine at Harvard University. Trained as an internist, Dr. Glaser has 124 publications on streptococcal infections, rheumatic fever, medical education and health care, as well as being a contributor to numerous scientific treatises. He was a founding member of the Institute of Medicine, National Academy of Sciences, and is a Fellow of the American Academy of Arts and Sciences, the American Philosophical Society and the Royal College of Physicians of London.

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

Ernest Mario, Ph.D., has served as a Director since July 2001. Dr. Mario serves as the Chairman of the Board of IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company. He was also Chief Executive Officer of IntraBiotics and its predecessor, Apothogen, Inc. from the founding of Apothogen in January 2002, through its acquisition by IntraBiotics in April 2002, until February 2003. Dr. Mario was the Chairman and Chief Executive Officer of ALZA Corporation, a pharmaceutical company, until December, 2001. Prior to joining ALZA, Dr. Mario served as Chief Executive Officer of Glaxo Holdings plc, a pharmaceutical company, from May 1989 to March 1993, and as Deputy Chairman from January 1992 to March 1993. Prior to that time, Dr. Mario served as Chairman and Chief Executive Officer of Glaxo, Inc., a subsidiary of Glaxo Holdings, from 1988 to 1989 and as President and Chief Operating Officer of Glaxo, Inc. from 1986 to 1988. Prior to joining Glaxo, Dr. Mario held various executive positions at Squibb Corporation and served as a Director of that company. Dr. Mario is also a Director of Catalytica Energy Systems, Inc., Orchid Biosciences, Inc., Pharmaceutical Product Development, Inc., SonoSite, Inc., Boston Scientific Corporation and Millennium Pharmaceuticals.

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

Joshua Lederberg, Ph.D., a research geneticist, is Professor Emeritus at the Rockefeller University, in New York. Formerly, Dr. Lederberg was a Professor of Genetics at the University of Wisconsin and at Stanford University School of Medicine. Dr. Lederberg is a pioneer in the field of bacterial genetics with the discovery of genetic recombination in bacteria, work for which he received the Nobel Prize in physiology and medicine in 1958. Maxygen has funded work in Dr. Lederberg’s laboratory pertaining to the ultimate limits of growth rates of microbes. His work and guidance in genetic recombination is important to our MolecularBreeding directed molecular evolution technologies.

Alejandro C. Zaffaroni, Ph.D., is one of our co-founders. Dr. Zaffaroni currently serves as chief executive officer of Alexza MDC, a specialty pharmaceutical company that he founded in 2000. Dr. Zaffaroni is a biochemist by training and a highly successful biotechnology entrepreneur, who has co-founded and built several companies including Syntex Corporation, ALZA Corporation, DNAX Institute of Molecular and Cellular Biology, Affymax N.V. and Affymetrix, Inc. Dr. Zaffaroni has repeatedly recognized the commercial value of leading-edge technologies and has turned those visions into highly successful companies. In 1995, Dr. Zaffaroni was awarded the National Medal of Technology by President Clinton in recognition of his contributions to the pharmaceutical and biotechnology industries.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $59.6 million in 2000, $45.0 million in 2001 and $33.9 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $162.7 million. We expect to have net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term and, consequently, we do not expect to achieve profitability during the next several years.

Our Business and our Ability to Grow Revenues has been Adversely Impacted by the Economic Slowdown and Related Uncertainties Affecting Markets in Which We Operate.

Adverse economic conditions worldwide have contributed to a slowdown in the biotechnology industry and impacted our business resulting in:

•	reduced demand for our technology and the products resulting therefrom;

•	increased competition for a decreasing number of research and development collaborations and joint ventures; and

•	significant reduction in the ability of biotechnology companies to raise capital.

Recent political and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These political, social and economic conditions and uncertainties make it difficult for Maxygen and our existing and potential collaboration partners to accurately forecast and plan future business activities. This reduced predictability challenges our ability to increase revenues and reach profitability. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage collaboration relationships due to difficult macroeconomic conditions. If the current economic or market conditions continue or further deteriorate, there could be a material adverse impact on our financial position, revenues, results of operations and cash flow.

We Need to Contain Costs in Order to Achieve Profitability.

We are continuing our efforts to contain costs and reduce our expense structure. We believe strict cost containment and expense reductions in the near term are essential if our current funds are to be sufficient to allow us to achieve future profitability. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. Recently we reduced the size of our workforce in order to reduce expenses. If we are not able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.

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

Certain of our collaborators could become our competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to allow the development and commercialization of products. Any of these developments could harm our product development efforts.

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

We May Encounter Difficulties in Managing Our Growth. These Difficulties Could Increase Our Losses.

We have experienced substantial growth in the past that has placed and, if this growth continues, will continue to place a strain on our human and capital resources. If this growth continues, our losses will likely increase. The number of our employees increased from 252 at December 31, 2000 to 298 at December 31, 2002. Our revenues increased from $24.5 million in 2000 to $41.8 million in 2002. Our ability to manage our operations effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and our ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

Since August 2000, when we acquired Maxygen ApS, a Danish biotechnology company, we have been operating with international business locations. Expansion into an international operational entity requires additional management attention and resources. We have limited experience in localizing our operations and in conforming our operations to local cultures, standards and policies. We may have to compete with local companies who understand the local situation better than we do. We may not be successful in expanding into international locations or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international revenues for at least the next several years. As we continue to operate internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements that may limit or prevent the offering of our products in local jurisdictions;

•	government limitations on research and/or research involving genetically engineered products or processes;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable;

•	currency exchange risks;

•	cultural non-acceptance of genetic manipulation and genetic engineering; and

•	potentially adverse tax consequences.

Acquisitions Could Result in Dilution, Operating Difficulties and Other Harmful Consequences.

If appropriate opportunities present themselves, we may acquire businesses and technologies that complement our capabilities. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

Since Our Technologies Can Be Applied to Many Different Potential Products, If We Focus Our Efforts on Potential Products That Fail to Produce Viable Products, We May Fail to Capitalize on More Profitable Areas.

We have limited financial and managerial resources. Since our technologies may be applicable to numerous, diverse potential products, we must prioritize our application of resources to discrete efforts. This requires us to focus on product candidates in selected areas and forego efforts with regard to other products and areas. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities.

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

If the Public Rejects Genetically Engineered Products, There Will Be Lower Demand for Our Products.

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

Our ability to develop products depends in part on not infringing patents nor proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments or corresponding proteins or peptides that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies or alternative methods of generating gene diversity. If these patent applications result in issued patents and we wish to use the patented technology, we would need to obtain a license from the third party.

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

We monitor the public disclosures of other companies operating in our industry regarding their technological development efforts. If we determine that these efforts violate our intellectual property or other rights, we intend to take appropriate action, which could include litigation. Any action we take could result in substantial costs and diversion of management and technical personnel. Furthermore, the outcome of any action we take to protect our rights may not be resolved in our favor.

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

We May Need Additional Capital in the Future. If Additional Capital is Not Available, We May Have to Curtail or Cease Operations.

Our future capital requirements will depend on many factors including payments received under collaborative agreements, including joint ventures and government grants, the progress and scope of our collaborative and independent research and development projects, the extent to which we advance products into clinical trials with our own resources, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims.

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. The current difficult economic climate means that the current ability of biotechnology companies, including Maxygen, to raise capital is severely limited. If we fail to raise sufficient funds, we may have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from collaborations and grants, will enable us to maintain our currently planned operations for at least the next 12 months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

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

Our grants from the U.S. government provide the U.S. government with a non-exclusive, paid-up license to practice for or on behalf of the U.S. government inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and our potential market could be reduced.

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

Because our products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and government regulatory authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. We have not submitted an application to the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding directed molecular evolution technologies for commercialization in the U.S. or elsewhere. We may not be able to, or our collaborators may not be able to, conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.

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

Activists and terrorists have recently shown a willingness to injure people and damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Events in New York City and Washington, D.C. show that the amount of damage terrorists or others are willing and able to cause can be considerable. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean up of any such releases could also be time consuming and costly.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last two years. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, our chief executive officer, Russell Howard, and our then chief financial officer (now president), Simba Gill, together with certain underwriters of our initial public offering and secondary public offering of common stock. The lawsuit, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill; the remainder of the case remains pending. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 31% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

We Do Not Completely Control Codexis, and Codexis May Not Make Decisions That Are in the Best Interests of Maxygen Stockholders.

Codexis operates as an independent subsidiary of Maxygen. While we own 57% of Codexis, we do not have complete control of the operating and other decisions of Codexis. The interests of Codexis and its stockholders may not always coincide with our interests or the interests of our stockholders. Since Maxygen is required to consolidate the financial statements of Codexis with its own financial statements, Codexis may enter into agreements or conduct its operations in a manner that could have a direct material adverse impact on our financial statements and results of operations. Since Maxygen and Codexis presently operate from shared facilities, Codexis could conduct its operations in a manner that adversely affects our business or reputation in the community and/or in the biotechnology industry, making it more difficult to operate in the community, secure additional alliances and maintain existing collaborations. This could have an adverse impact on our ability to conduct business.

Item 2	PROPERTIES

We lease an aggregate of 78,460 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 24, 2005 with respect to 59,390 square feet, on April 21, 2005 with respect to 7,912 square feet and on December 10, 2003 with respect to 11,158 square feet. Codexis, Inc. (our chemicals subsidiary) uses approximately 18,000 square feet of such space and Verdia, Inc. (our agriculture subsidiary) uses approximately 14,000 spare feet of such space.

We lease an aggregate of 25,783 square feet of office and laboratory facilities in Horsholm, Denmark. Our lease expires on October 31, 2010 but can be earlier terminated by us as of October 31, 2005. Our human therapeutics segment uses substantially all such space.

We believe that our existing facilities are adequate to meet our needs for the immediate future. We believe that future growth, if any, can be accommodated by leasing additional or alternative space.

For additional information regarding our lease obligations, see Note 7 of the Notes to Consolidated Financial Statements.

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

In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill; the remainder of the case remains pending.

We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously.

We are not currently a party to any other material pending legal proceedings.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol MAXY since our initial public offering on December 16, 1999. Before such time, there was no public market for our common stock. During the last two fiscal years, through December 31, 2002, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

	High	Low
Year ended December 31, 2001
First Quarter	$25.38	$9.75
Second Quarter	22.00	10.50
Third Quarter	19.60	11.65
Fourth Quarter	22.53	11.41
Year ended December 31, 2002
First Quarter	$18.00	$11.40
Second Quarter	12.50	8.66
Third Quarter	12.11	6.00
Fourth Quarter	8.95	5.60

On March 26, 2003, there were approximately 390 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain a 1997 Stock Option Plan (the “1997 Plan”), a 1999 Nonemployee Directors Stock Option Plan, (the “Directors’ Plan”), a 2000 Non-Officer Stock Option Plan, (the “Non-Officer Plan”), a 2000 International Stock Option Plan (the “International Plan”) and a 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. The 1997 Plan, the Directors’ Plan, the Non-Officer Plan, the International Plan and the ESPP are described more fully below.

The following table gives information about equity awards under our 1997 Plan, Directors’ Plan, Non-Officer Plan, International Plan and ESPP as of December 31, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,299,696	$26.68	3,469,127	(1)(2)
Equity compensation plans not approved by security holders	4,131,626	$17.09	1,572,532	(3)

Total	8,431,322	$21.98	5,041,659

(1)	The 1997 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1997 Plan will increase by a number equal to the lesser of (ii) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. The ESPP incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the lesser of (ii) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors.

(2)	Of these shares, 595,109 shares remain available for purchase under the ESPP.

(3)	The Non-Officer Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Non-Officer Plan will increase by a number equal to equal to the greater of (i) 250,000 shares or (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The International Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the International Plan will increase by a number equal to equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors.

In addition, Codexis, a Maxygen consolidated subsidiary, maintains the Codexis 2002 Stock Plan (“Codexis Stock Plan”). As of December 31, 2002, the Codexis Stock Plan had 381,450 shares of Codexis common stock available to be issued upon exercise of outstanding options at an exercise price of $0.40 per share. It also had 1,818,550 shares of Codexis common stock remaining available for future issuance. The Codexis Stock Plan was approved by Codexis stockholders but has not been approved by Maxygen stockholders.

Summary Description of Maxygen’s Equity Compensation Plans

1997 Stock Option Plan

Maxygen’s stockholders approved the 1997 Plan on March 30, 1997 and approved amendments to the 1997 Plan on May 25, 2000 and May 31, 2002. Pursuant to the 1997 Plan, the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of Maxygen. Under the 1997 Plan, incentive options to purchase Maxygen common stock may be granted to employees at prices not lower than fair value on the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value on the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Certain options can be immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to Maxygen’s right of repurchase, which generally lapses over four years (lapsing at a rate of 25% at the end of each year). If not immediately exercisable, options generally vest over four years (either vesting at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter). The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. At December 31, 2002, 2,841,038 shares remain available under the 1997 Plan.

1999 Nonemployee Directors Stock Option Plan

Maxygen’s stockholders approved the Directors’ Plan on December 14, 1999. The Directors’ Plan reserves a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a Maxygen director will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan will vest as to 25% of the shares subject to the option one year after the date of grant and at a rate of 25% of the shares at the end of each of the succeeding three years. Each subsequent grant will generally vest in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2002, 200,000 shares remain available under the Directors’ Plan.

2000 Non-Officer Employee Stock Option Plan

The board of directors adopted the Non-Officer Plan on December 6, 2000. The Non-Officer Plan has not been approved by Maxygen’s stockholders as no such approval is required. Under the Non-Officer’s Plan the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of Maxygen’s common stock) and consultants of Maxygen or any of its affiliates. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% and monthly for the three years thereafter. The Non-Officer Plan provides for the issuance of options covering up to 1,500,000 shares of Maxygen common stock. The Non-Officer Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the greater of (i) 250,000 shares or (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2002, 683,622 shares remain available under the Non-Officer Plan.

2000 International Stock Option Plan

The board of directors adopted the International Plan on April 10, 2000 and amended it on March 1, 2001. The International Plan has not been approved by Maxygen’s stockholders as no such approval is required. Under the International Plan the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of Maxygen. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% and monthly for the three years thereafter. The International Plan provides for the issuance of options covering up to 1,000,000 shares of Maxygen common stock. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2002, equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2002, 888,910 shares remain available under the International Plan.

1999 Employee Stock Purchase Plan

Maxygen’s stockholders approved the ESPP on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of Maxygen common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or an amount determined by the board of directors. The ESPP will terminate in September 2019, unless terminated earlier in accordance with the provisions of the ESPP. At December 31, 2002, 595,109 shares remain available for purchase under the ESPP.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities during the year ended December 31, 2002 that have not already been reported in an earlier quarterly report:

(i)	On November 1, 2002 we issued 2,917 shares of our common stock to a licensor in partial payment for licenses of technology granted to us.

(ii)	On December 31, 2002 we issued 656 shares of our common stock to a consultant in partial payment for consulting services rendered to us.

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

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through December 31, 2002, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $20.8 million;

•	repayment of indebtedness, $1.3 million;

•	working capital, $50.2 million; and

•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $28.7 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Item 6	SELECTED FINANCIAL DATA

The following selected financial information is derived from our audited consolidated financial statements. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results. See Note 10 of Notes to Consolidated Financial Statements for information concerning the deemed dividend upon issuance of convertible preferred stock in August 1999.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative research and development revenue	$1,077	$8,895	$13,299	$25,100	$37,388
Grant revenue	1,646	5,122	11,166	5,428	4,424

Total revenues	2,723	14,017	24,465	30,528	41,812
Operating expenses:
Research and development	7,207	16,094	38,534	54,044	62,005
General and administrative	3,010	4,998	12,486	13,567	13,124
Stock compensation expense	1,561	5,656	15,981	12,017	6,250
Acquired in-process research and development(1)	—	—	28,959	—	—
Amortization of goodwill and other intangible assets	—	—	3,419	8,726	1,144

Total operating expenses	11,778	26,748	99,379	88,354	82,523

Loss from operations	(9,055)	(12,731)	(74,914)	(57,826)	(40,711)
Net interest income	229	1,413	15,329	12,862	8,095
Equity in net loss of joint venture	—	—	—	—	(1,330)

Net loss	(8,826)	(11,318)	(59,585)	(44,964)	(33,946)
Deemed dividend upon issuance of convertible preferred stock	—	(2,200)	—	—	—

Net loss attributable to common stockholders	$(8,826)	$(13,518)	$(59,585)	$(44,964)	$(33,946)

Basic and diluted net loss per share	$(1.31)	$(1.53)	$(1.96)	$(1.38)	$(1.01)

Shares used in computing basic and diluted net loss per share	6,748	8,854	30,339	32,610	33,582

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$15,306	$136,343	$258,015	$234,877	$228,149
Working capital	12,264	132,510	216,388	195,923	209,071
Total assets	17,600	145,578	301,699	277,418	268,780
Non-current portion of equipment financing	—	1,644	1,295	673	55
Accumulated deficit	(12,859)	(24,177)	(83,762)	(128,726)	(162,672)
Total stockholders’ equity	11,700	133,716	282,198	253,734	229,199

(1)	Acquired in-process research and development related to the acquisition of Maxygen ApS and a privately held California corporation. See Notes 13 and 14 of the Notes to Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

(unaudited)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2002
Collaborative research and development revenue	$8,015	$9,294	$10,435	$9,644
Grant revenue	1,325	1,220	1,273	606

Total revenues	9,340	10,514	11,708	10,250
Operating expenses:
Research and development	14,971	15,381	15,849	15,804
General and administrative	3,064	3,185	3,309	3,566
Stock compensation expense	2,177	1,951	1,311	811
Amortization of goodwill and other intangible assets	286	286	286	286

Total operating expenses	20,498	20,803	20,755	20,467

Loss from operations	(11,158)	(10,289)	(9,047)	(10,217)
Net interest income	2,165	1,807	2,294	1,829
Equity in net loss of joint venture	—	(229)	(538)	(563)

Net loss	$(8,993)	$(8,711)	$(7,291)	$(8,951)

Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.22)	$(0.26)

Shares used in computing basic and diluted net loss per share	33,153	33,385	33,757	34,034

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2001
Collaborative research and development revenue	$5,025	$5,972	$6,384	$7,719
Grant revenue	1,905	1,704	1,026	793

Total revenues	6,930	7,676	7,410	8,512
Operating expenses:
Research and development	12,696	13,031	13,468	14,849
General and administrative	3,548	3,952	3,168	2,899
Stock compensation expense	3,543	3,512	2,674	2,288
Amortization of goodwill and other intangible assets	2,181	2,182	2,182	2,181

Total operating expenses	21,968	22,677	21,492	22,217

Loss from operations	(15,038)	(15,001)	(14,082)	(13,705)
Net interest income	3,974	3,455	3,196	2,237

Net loss	$(11,064)	$(11,546)	$(10,886)	$(11,468)

Basic and diluted net loss per share	$(0.34)	$(0.35)	$(0.33)	$(0.35)

Shares used in computing basic and diluted net loss per share	32,184	32,534	32,707	32,958

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. We have strategic collaborations with leading companies including: Aventis Pasteur in novel vaccines; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for nervous system diseases, including multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Eli Lilly, Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation (a subsidiary of Nektar Therapeutics) for protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, as well as funding from U.S. government organizations including from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

Revenue from strategic alliances and government grants increased from $24.5 million in 2000 to $30.5 million in 2001 to $41.8 million in 2002. Revenues may fluctuate from period to period because there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of December 31, 2002, our accumulated deficit was $162.7 million and total stockholders’ equity was $229.2 million. We have invested heavily in establishing our proprietary technologies. These investments have contributed to the increases in our research and development expenses from $38.5 million in 2000 to $54.0 million in 2001 to $62.0 million in 2002. Our total headcount increased from 252 employees at the end of 2000 to 305 at the end of 2001. As of December 31, 2002 we had 298 employees, of whom approximately 85% were engaged in research and development. We expect to incur additional operating losses over at least the next several years.

On August 10, 2000, we completed our acquisition of Maxygen ApS, a Danish biotechnology company located in Copenhagen, Denmark. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The transaction was recorded under the purchase method of accounting. We issued 1,102,578 shares of our common stock and granted options to purchase an aggregate of 41,812 shares of our common stock in connection with the acquisition of all the equity securities of Maxygen ApS. Of the 1,102,578 shares of common stock issued, 228,766 shares were issued with repurchase rights that lapse over a three year term. The consideration, including liabilities assumed of $5.5 million and estimated acquisition costs of $1.0 million, aggregated $71.8 million, of which $3.0 million was allocated to tangible assets, $28.0 million to acquired in-process research and development, $14.6 million to deferred compensation, $3.5 million to core technology, $705,000 to assembled workforce and $22.0 million to goodwill. The results of operations of Maxygen ApS are included in our operating results after August 10, 2000.

Critical Accounting Policies and Estimates

General

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions (see Note 1 of Notes to Consolidated Financial Statements). We believe the following critical accounting policies reflect the more significant judgments and estimates we make in the preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the amounts of Maxygen and our wholly-owned subsidiaries, Maxygen ApS (Denmark), which was acquired by the Company in August 2000, Maxygen Holdings Ltd. (Cayman Islands) and Verdia, Inc., as well as our majority-owned subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Our ownership in Codexis is approximately 57%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, we have included 100% of the net losses of Codexis in the determination of our consolidated net loss. We record minority interest in the Consolidated Financial Statements to account for the ownership interest of the minority owner.

Our investment in the joint venture with Delta Pine and Land Company called DeltaMax Cotton LLC in which we have an equity interest of 50% is being accounted for under the equity method.

Goodwill and Intangible Impairment

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Prior to our adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002, we amortized this goodwill and other intangible assets using the straight-line method over the assets’ estimated useful lives of three years, the term of expected benefit to Maxygen. We believed this term was reasonable given that Maxygen ApS was a development stage entity and its technology was at an early stage of development and was yet unproven. Pursuant to our adoption of SFAS 142 effective January 1, 2002, we have ceased amortizing goodwill.

Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. In accordance with SFAS 142, if certain indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2000, 2001 or in 2002.

The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Once it is established, we must test goodwill annually for impairment using a two-step process as required by SFAS No. 142. In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include significant continued under-performance compared to peers, significant changes in the underlying business and products of our reporting units, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon our achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full-time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund further development of our core technology, as opposed to a defined research program. Such payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2002, we have deferred revenues of approximately $10.3 million that we expect to recognize over the next three years.

Revenue related to performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event when we have no future performance obligations related to the payment and we judge the event to be the culmination of a separate earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Maxygen, such as regulatory approval to market a product. We receive royalties from licensees, which are based on sales to third parties of licensed products. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of our core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Revenue related to grant agreements with various government agencies is recognized as the related research and development expenses are incurred, and when these research and development expenses are within the prior approved funding amounts. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. We believe the overhead rates we used to calculate our indirect research and development expenses are within the contractual guidelines of allowable costs and are reasonable estimates of our indirect expenses incurred through the term of the agreements.

Our sources of potential revenues for the next several years are likely to be license, research, technology advancement and milestone payments under existing and possible future collaborative arrangements, government research grants, and royalties from our collaborators based upon revenues received from any products commercialized under those agreements. See Note 3 of Notes to Consolidated Financial Statements.

Deferred Compensation

Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value for financial reporting purposes of our common stock on the date the applicable options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) as the fair value of the equity instruments issued. Compensation for related options granted to consultants is periodically remeasured as the underlying options vest.

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants, which are split between research and development expense and general and administrative expense, as shown in the following table (in thousands):

	2000	2001	2002
Research and development	$3,682	$2,442	$1,401
General and administrative	4,107	2,341	1,525

In connection with the grant of stock options to consultants, we recorded stock compensation expense of $2.6 million in 2000, $256,000 in 2001 and $86,000 in 2002, which were included in research and development expense, and $407,000 in 2000, and $50,000 in 2001 and 2002, which were included in general and administrative expense. Due to the acceleration of executive stock option awards, an additional $1.6 million was recorded in 2000 as stock compensation expense included in research and development expense. Stock compensation expense relating to the acceleration of options was not material in 2001 and 2002.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $298,000 was expensed in 2000, $714,000 in 2001 and $437,000 in 2002. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $3.3 million was recognized as expense in 2000, $6.2 million in 2001 and $2.8 million in 2002.

Results of Operations

Revenues

Our total revenues increased from $24.5 million in 2000 to $30.5 million in 2001 and were $41.8 million in 2002. The increase in collaborative research and development revenue was due to additional strategic alliances and the expansion of existing alliances. The decline in grant revenue reflects the expiration of four U.S. government grants from the Defense Advanced Research Projects Agency that began in 1998 and 1999. In 2003, we expect our consolidated revenue to be in the range of $35 to $40 million consisting of collaboration revenue, grant revenue and royalties on product sales. This assumes the establishment of new collaborations and that the funded research terms of our collaborations with InterMune and Lundbeck will begin to wind down as scheduled.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development.

	Year Ended December 31,
	2000	2001	2002
Human Therapeutics	$9,295	$12,403	$20,743
Chemicals	4,782	7,315	7,954
Agriculture	10,388	10,810	13,115

Total Revenue	$24,465	$30,528	$41,812

The increase in revenue for each segment was due to additional strategic alliances and the expansion of existing alliances. For Human Therapeutics and Chemicals, these increases are partially offset by the decline in government research grant revenue.

Research and Development Expenses

We have entered into a number of research and development collaborations to perform research for our collaborators. The major collaborative agreements have similar contractual terms. The agreements generally require us to devote a specified number of full-time equivalent employees to the research efforts over defined terms generally ranging from three to five years.

The table below lists our major collaborative partners, defined as those contributing greater than 10% of total collaborative research revenue in 2002 for whom we conducted research and development, together with the date upon which the funded research term of the contract is scheduled to end. Contracts may only be extended by mutual agreement between Maxygen and the collaborative partner.

Collaborator	Funded Research Ends
Lundbeck A/S	September 18, 2003
Pioneer Hi-Bred International, Inc.	December 23, 2003
InterMune, Inc.	September 4, 2004

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred) undertaken for collaborative projects funded by our collaborators and government grants was approximately 55% in 2000, 50% in 2001 and 50% in 2002. The percentage of research effort (as measured by hours incurred) undertaken for our own internally funded research projects was approximately 45% in 2000, 50% in 2001 and 50% in 2002. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

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

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $38.5 million in 2000 to

$54.0 million in 2001 and to $62.0 million in 2002. The increase is primarily due to our accelerated efforts in all aspects of research and development, including increased expenditures resulting from our acquisition of Maxygen ApS in August 2000, as well as investments in our technology platform and in the development of product candidates. Stock compensation expense related to research and development was $11.5 million in 2000, $9.6 million in 2001 and $4.7 million in 2002. The decrease in stock compensation expenses was primarily the result of lower amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000. This deferred compensation is being amortized to expense over a three year graded vesting period. The deferred compensation is expected to be fully amortized to expense by September 2003.

Research and development expenses, excluding stock compensation expense, represented 158% of total revenues in 2000, 177% in 2001, and 148% in 2002. The increase from 2000 to 2001 was primarily due to increased staff necessary to manage and support our growth plus increased research and development costs resulting from our acquisition of Maxygen ApS and new collaboration agreements. The decrease from 2001 to 2002 was primarily due to the growth in our total revenues.

We expect research and development cost to increase during 2003 as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our products into clinical trials. To the extent we out-license our products prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our products against maintaining adequate cash resources for our operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses have increased from $12.5 million in 2000 to $13.6 million in 2001 and slightly decreased to $13.1 million in 2002. The increase in general and administrative expenses from 2000 to 2001 was the result of increased costs of directors’ and officers’ liability insurance, increased professional fees and additions to finance staff. The slight decrease from 2001 to 2002 was primarily due to receipt of expense reimbursement from litigation with Enchira Biotechnology received in 2002, partially offset by increased costs of directors’ and officers’ liability insurance and increased professional fees. General and administrative stock compensation expense was $4.5 million in 2000, $2.4 million in 2001 and $1.6 million in 2002. The decrease in stock compensation expense was primarily a result of lower amortization expense related to deferred compensation for stock options granted to employees before our initial public offering. This deferred compensation is being amortized to expense over the vesting period of the options using a graded vesting method. The deferred compensation is expected to be fully amortized to expense by the end of 2004.

General and administrative expenses represented 51% of total revenues for 2000, 44% of total revenues for 2001 and 31% of total revenues in 2002. The decrease between periods was due primarily to the growth in our total revenue between periods.

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

On August 10, 2000, we acquired Maxygen ApS for total consideration of approximately $71.8 million, including $5.5 million for the assumption of liabilities and $1.0 million for estimated acquisition costs. Prior to the acquisition, Maxygen ApS was a Danish privately-held, development-stage company that had minimal revenues since its inception in April 1999. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. Approximately $28.0 million of the total purchase price represented the value of in-process research and development projects that were at a pre-clinical stage of development, had not yet reached technological feasibility, and had no alternative future use. This amount was charged to our operations in the third quarter ended September 30, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Maxygen ApS are included in the consolidated financial statements from August 10, 2000. See Note 14 of Notes to Consolidated Financial Statements.

The $28.0 million in-process research and development charge represents the value determined by an independent appraiser, using a discounted cash flow methodology, attributable to the six pre-clinical stage in-process research and development projects of Maxygen ApS that were in progress at the time of acquisition based on a valuation analysis of such research and development. In-process technology was expensed upon acquisition as technological feasibility had not been established and no alternative future uses existed. To value the in-process technology we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project, in obtaining regulatory approval to market, and the risks related to the viability of and potential changes to future target markets. The charge relates to specific on-going research and development. Management of Maxygen believes that the allocation of the purchase price to in-process research and development was appropriate given the future potential of this research and development to contribute to the operations of Maxygen. Assuming this research continues through all stages of clinical development, we project substantial future research and development expenditures related to this technology.

We continue to fund and develop the in-process research and development projects acquired through Maxygen ApS. There can be no assurances that the in-process projects acquired will achieve technological feasibility or that we will be able to successfully market products based on such technology. Should these in-process projects fail, the value of our investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could result in an impairment charge to goodwill.

As opportunities present themselves, we intend to continue to acquire new technologies and companies. Such acquisitions could lead to additional direct and indirect expenses that could negatively affect our results of operations.

Amortization of Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Upon adoption of SFAS 142 in January 2002, we stopped amortizing goodwill and assembled workforce. We will continue to amortize the purchased core technology over its three year useful life. Such amortization will be fully allocated to expense by September 2003. Amortization expense of $3.4 million in 2000, $8.7 million in 2001 and $1.1 million in 2002 was recorded.

Net Interest and Other Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest and other income decreased from $15.3 million in 2000 to $12.9 million in 2001 to $8.1 million in 2002. The decreases were due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities.

Equity in Net Loss of Joint Venture

Equity in net loss of joint venture reflects Maxygen’s share of the net loss of its joint venture, DeltaMax Cotton LLC, formed in May 2002, which is accounted for under the equity method of accounting. Equity in net losses of the joint venture was $1.3 million for the year ended December 31, 2002.

Provision for Income Taxes

We incurred net operating losses in 2000, 2001 and 2002, and consequently did not pay any U.S. federal or state income taxes. As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $62.0 million, which expire in the years 2012 through 2022 and federal research and development tax credits of approximately $1.4 million, which expire in the years 2012 through 2022.

Utilization of our net operating losses and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization. See Note 12 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. The Interpretation requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for years ending after December 15, 2002. We have adopted the disclosure requirements under this statement.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $148.3 million. In addition, our majority-owned subsidiary, Codexis, Inc., received $20 million from a private placement of its equity securities with third party investors. Codexis also received $5 million from a concurrent private placement from Maxygen. As of December 31, 2002, we had $228.1 million in cash, cash equivalents and investments, $21.7 million of which may only be used for Codexis operations.

Net cash used in operating activities was $12.8 million in 2000, $15.1 million in 2001 and $21.8 million in 2002. Uses of cash in operating activities were primarily to fund net operating losses.

Net cash used in investing activities was $151.1 million in 2000 and $49.1 million in 2001. Net cash provided by investing activities in 2002 was $18.2 million. The cash used during 2000 and 2001 primarily represented purchases of available-for-sale securities. The cash provided during 2002 was primarily from the maturities of available-for-sale securities.

Additions of property and equipment were $5.4 million in 2000, $10.6 million in 2001 and $4.9 million in 2002. The additions in 2001 are primarily due to the expansion of our offices and laboratories in Redwood City, CA as well as new equipment purchased for Maxygen ApS. We expect to continue to make significant investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Maxygen and Delta and Pine Land Company are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million. During 2002, we funded the joint venture through a capital contribution in the amount of $1.4 million, which reflects our 50% ownership interest.

Net cash provided by financing activities was $139.0 million in 2000, $1.3 million in 2001 and $22.9 million in 2002. The 2000 amount primarily consists of the net proceeds received from the sale of common stock in a public offering in March 2000. The cash provided in 2001 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations of $533,000. The cash provided in 2002 was primarily from the minority investment in Codexis.

The following are contractual commitments at December 31, 2002 associated with debt and lease obligations (in thousands):

	Payments Due by Period
Contractual Commitments	Total	1 year	2-3 years
Operating Leases	$10,960	$5,249	$5,711
Long-Term Debt	672	617	55

Total Contractual Commitments	$11,632	$5,866	$5,766

Since inception we have received $116.1 million in funding from our collaborators and from government grants, which includes $10.3 million of deferred revenue to be recognized over the next three years. Approximately $89.5 million was received from our collaborators and $26.6 million was received from government funding. Assuming our research efforts for existing collaborations and grants are expended for their full research terms, as of December 31, 2002 we had total committed funding of approximately $30.6 million remaining to be received over the next three years. Potential milestone payments from our existing collaborations could exceed $300 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

We believe that our current cash, cash equivalents, short-term investments and long-term investments, together with funding received from collaborators and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Disclosure of Non-GAAP Financial Measures

When we report our financial results, ordinarily we report net income (loss) calculated both in accordance with generally accepted accounting principles and also excluding stock compensation expense and amortization of intangible assets (“Pro Forma Net Income (Loss)”). The latter measure of net income (loss) is considered a “Non-GAAP Financial Measure” according to SEC rules.

We believe that Pro Forma Net Income (Loss) provides useful information in understanding our ongoing financial condition. Stock compensation expense and amortization of intangible assets are non-cash expenses generated as a result of infrequent events that do not have direct operational significance. As a result we believe that Pro Forma Net Income (Loss) provides useful information to investors as to ongoing operations. Management uses Pro Forma Net Income (Loss) in analyzing the performance of each of our operating business segments and in analyzing the performance of Maxygen as a whole. Due to the usefulness of Pro Forma Net Income (Loss) to our management we believe that it also provides useful information to investors regarding our financial condition and results of operation.

Item 7A QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency except for amounts held in our Danish subsidiary in Danish kroner. As of December 31, 2002, approximately 95% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2002 (dollars in thousands):

	Expected Maturity
	2002	2003
Cash and cash equivalents	67,611	—
Average interest rates	1.66%	—

Short-term investments	149,307	—
Average interest rates	2.40%	—

Long-term investments	—	11,231
Average interest rates	—	2.21%

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2002, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2002 levels, the fair value of our portfolio would decline by approximately $2.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. In addition, we had outstanding debt related to equipment financing of $672,000 as of December 31, 2002, with a range of interest rates of between 11.73% and 12.78%.

Foreign Currency Exchange Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, in 2000 we acquired a wholly-owned subsidiary in Denmark, Maxygen ApS. The functional currency of Maxygen ApS is the Danish kroner. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a cash flow hedging program. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to Maxygen.

At December 31, 2002 we had no foreign currency cash flow forward contracts outstanding.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 11 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST &YOUNG LLP

Palo Alto, California

February 3, 2003

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$48,388	$67,611
Short-term investments	157,557	149,307
Grant and other receivables	7,300	7,427
Prepaid expenses and other current assets	2,279	2,406

Total current assets	215,524	226,751
Property and equipment, net	17,340	16,363
Goodwill	12,192	12,192
Other intangible assets, net of accumulated amortization of $1,593 and $2,737 at December 31, 2001 and 2002, respectively	1,842	698
Long-term investments	28,932	11,231
Deposits and other assets	1,588	1,545

Total assets	$277,418	$268,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$1,440
Accrued compensation	2,355	2,576
Accrued legal expenses	815	945
Deferred rent	937	337
Other accrued liabilities	2,381	2,755
Deferred revenue	9,093	9,010
Current portion of equipment financing obligations	622	617

Total current liabilities	19,601	17,680
Deferred revenue	3,410	1,273
Other liabilities	673	628
Minority interest	—	20,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2002	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 34,026,414 and 34,504,447 shares issued and outstanding at December 31, 2001 and 2002, respectively	3	3
Additional paid-in capital	389,607	393,491
Notes receivable from stockholders	(339)	—
Deferred stock compensation	(8,509)	(2,436)
Accumulated other comprehensive income	1,698	813
Accumulated deficit	(128,726)	(162,672)

Total stockholders’ equity	253,734	229,199

Total liabilities and stockholders’ equity	$277,418	$268,780

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2000	2001	2002
Collaborative research and development revenue	$13,299	$25,100	$37,388
Grant revenue	11,166	5,428	4,424

Total revenues	24,465	30,528	41,812
Operating expenses:
Research and development	38,534	54,044	62,005
General and administrative	12,486	13,567	13,124
Stock compensation expense(1)	15,981	12,017	6,250
Acquired in-process research and development	28,959	—	—
Amortization of goodwill and other intangible assets	3,419	8,726	1,144

Total operating expenses	99,379	88,354	82,523

Loss from operations	(74,914)	(57,826)	(40,711)
Interest income and other (expense), net	15,329	12,862	8,095
Equity in net loss of joint venture	—	—	(1,330)

Net loss	$(59,585)	$(44,964)	$(33,946)

Basic and diluted net loss per share	$(1.96)	$(1.38)	$(1.01)

Shares used in computing basic and diluted net loss per share	30,339	32,610	33,582

(1) Stock compensation expense related to the following:
Research and development	$11,468	$9,626	$4,674
General and administrative	4,513	2,391	1,576

	$15,981	$12,017	$6,250

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2000	30,860,781	$3	$176,517	$(1,411)	$(17,216)	$—	$(24,177)	$133,716
Issuance of common stock to employees and upon exercise of options for cash and promissory notes	194,712	—	1,063	—	—	—	—	1,063
Options granted to consultants for services rendered	—	—	2,944	—	—	—	—	2,944
Issuance of common stock for services rendered and certain technology rights	17,146	—	1,001	—	—	—	—	1,001
Issuance of common stock for follow-on offering at $97.00 per share less issuance costs of $8,167	1,500,000	—	137,332	—	—	—	—	137,332
Issuance of common stock and options for acquisitions	1,122,378	—	66,166	—	(14,606)	—	—	51,560
Repurchase of common stock and cancellation of options	(118,281)	—	(572)	51	513	—	—	(8)
Payments of stockholder notes	—	—	—	584	—	—	—	584
Acceleration of employee stock options	—	—	1,575	—	—	—	—	1,575
Amortization of deferred compensation	—	—	—	—	11,429	—	—	11,429
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(59,585)	(59,585)
Currency translation adjustment	—	—	—	—	—	66	—	66
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	521	—	521

Comprehensive loss	—	—	—	—	—	—	—	(58,998)

Balance at December 31, 2000	33,576,736	3	386,026	(776)	(19,880)	587	(83,762)	282,198
Issuance of common stock upon exercise of options for cash and for services rendered	340,624	—	1,238	—	—	—	—	1,238
Issuance of common stock under employee stock purchase plan	106,471	—	1,075	—	—	—	—	1,075
Issuance of common stock under 401(k) employer matching contribution	34,525	—	642	—	—	—	—	642
Stock compensation expense for consultant options, fully vested stock options and warrant for services rendered	—	—	384	—	(135)	—	—	250
Repurchase of common stock and cancellation of options	(31,942)	—	(19)			—	—	(19)
Payments of stockholder notes	—	—	—	437	—	—	—	437
Amortization of deferred compensation, net of $261,000 reversed for terminated employees	—	—	261	—	11,506	—	—	11,767
Components of comprehensive loss:		—		—
Net loss	—	—	—	—	—	—	(44,964)	(44,964)
Currency translation adjustment	—	—	—	—	—	(159)	—	(159)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	1,270	—	1,270

Comprehensive loss	—	—	—	—	—	—	—	(43,853)

Balance at December 31, 2001	34,026,414	3	9,607	(339)	(8,509)	1,698	(128,726)	253,734
Issuance of common stock upon exercise of options for cash and for services rendered	291,869	—	1,924	—	—	—	—	1,924
Issuance of common stock under employee stock purchase plan	130,880	—	1,116	—	—	—	—	1,116
Issuance of common stock under 401(k) employer matching contribution	70,953	—	677	—	—	—	—	677
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	92	—	(22)	—	—	70
Repurchase of common stock and cancellation of options	(15,669)	—	(10)			—	—	(10)
Payments of stockholder notes	—	—	—	339	—	—	—	339
Amortization of deferred compensation, net of $85,000 reversed for terminated employees	—	—	85	—	6,095	—	—	6,180
Components of comprehensive loss:						—
Net loss	—	—	—	—	—	—	(33,946)	(33,946)
Currency translation adjustment	—	—	—	—	—	585	—	585
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(1,470)	—	(1,470)

Comprehensive loss	—	—	—	—	—	—	—	(34,831)

Balance at December 31, 2002	34,504,447	$3	$393,491	$—	$(2,436)	$813	$(162,672)	$229,199

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2000	2001	2002
Operating activities
Net loss	$(59,585)	$(44,964)	$(33,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,611	3,139	5,425
Amortization of goodwill and other intangible assets	3,418	8,726	1,144
Equity in net loss of joint venture	—	—	1,330
Non-cash stock compensation	13,004	12,417	6,835
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	3,945	976	1,285
Acquired in-process research and development	28,959	—	—
Changes in operating assets and liabilities:
Grant and other receivables	(5,137)	1,125	(127)
Prepaid expenses and other current assets	(380)	(1,099)	82
Deposits and other assets	(770)	(185)	(374)
Accounts payable	(3,714)	1,255	(1,958)
Accrued compensation	1,465	496	221
Accrued legal expenses	556	(120)	130
Deferred rent	205	595	(27)
Other accrued liabilities	2,070	(975)	374
Deferred revenue	1,576	3,465	(2,220)
Other	(19)	—	—

Net cash used in operating activities	(12,796)	(15,149)	(21,826)

Investing activities
Cash acquired in acquisition	349	—	—
Purchases of available-for-sale securities	(179,120)	(197,607)	(140,462)
Maturities of available-for-sale securities	33,000	131,239	164,944
Sale of available-for-sale securities	—	27,789	—
Investment in joint venture	—	—	(1,400)
Acquisition of property and equipment	(5,366)	(10,563)	(4,905)

Net cash provided by (used in) investing activities	(151,137)	(49,142)	18,177

Financing activities
Borrowings under equipment financing obligations	166	—	—
Repayments under equipment financing obligations	(172)	(533)	(623)
Minority investment	—	—	20,000
Equity adjustment from foreign currency translation	—	—	1,320
Payments received on promissory notes	584	437	339
Proceeds from issuance of common stock, net of issuance costs	138,386	1,401	1,836

Net cash provided by financing activities	138,964	1,305	22,872

Net increase (decrease) in cash and cash equivalents	(24,969)	(62,986)	19,223
Cash and cash equivalents at beginning of period	136,343	111,374	48,388

Cash and cash equivalents at end of period	$111,374	$48,388	$67,611

Schedule of noncash transactions
Tangible and intangible assets acquired in acquisition for shares of common stock, net of cash acquired and liabilities assumed	$53,210	$—	$—
Shares issued for technology	$958	$—	$—

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated in Delaware on May 7, 1996. The Company develops and applies proprietary directed molecular evolution technologies, also known as “MolecularBreeding technologies”, and other complementary technologies to evolve new or improved properties into single genes, multigene pathways, vectors, and genomes. Since the technology can be applied to a wide range of genetic targets, the Company will explore commercial opportunities for the directed evolution of human therapeutic products, as well as industrial products. The MolecularBreeding directed molecular evolution technologies were conceived at Affymax Research Institute (“Affymax”), a subsidiary of Glaxo Group Ltd. In March 1997, ownership to the MolecularBreeding directed molecular evolution technologies patent applications and patents were transferred by Affymax to the Company in exchange for the issuance of 5,460,000 shares of common stock.

The Company will require additional financial resources to complete the development and commercialization of its products. Management plans to continue to finance the Company primarily through issuances of equity securities, collaborative research and development arrangements, government grants, and debt financing.

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark), which was acquired by the Company in August 2000, Maxygen Holdings Ltd. (Cayman Islands) and Verdia, Inc., as well as its majority-owned subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s ownership in Codexis was approximately 57%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company records minority interest in the Consolidated Financial Statements to account for the ownership interest of the minority owner.

The investment in the joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which the Company has an equity interest of 50% is being accounted for under the equity method.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable debt securities, government and corporate debt obligations. Short and long-term investments include government and corporate debt obligations.

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

On December 22, 2000, the Company entered into derivative contracts for the first time and has recorded those contracts under Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships. Since these were the Company’s first derivative contracts, no cumulative effect adjustment was required upon adoption of SFAS 133.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign-currency hedges to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. All foreign currency contracts are denominated in Danish kroner. During 2002, forecasted cash flow exceeded the actual cash required by Maxygen ApS. Net gains of $293,000 on foreign currency forward contracts was recorded in interest income and other, net, as a result of the appreciation of the Danish Kroner against the US dollar. At December 31, 2002, the Company had $208,000 recorded in other comprehensive income that will be reclassified to research and development expense in January 2003.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a matter of policy, the Company only enters into contracts with counterparties that have at least an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. Costs associated with entering into such contracts have not been material to the Company’s financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2002, the Company had no foreign currency contracts outstanding in the form of forward exchange contracts or any other derivative instruments.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A significant portion of the Company’s accounts receivable balance at December 31, 2001 and 2002 consist of balances due from government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

Property and Equipment

Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Goodwill and Other Intangible Assets

Intangible assets, consisting of purchased core technology, are amortized using the straight-line method over the assets’ estimated useful lives of three years. Goodwill was amortized over its estimated useful life of three years until the adoption of FAS 142 in January 1, 2002. See Note 11 for detail of intangible assets acquired.

Long-Lived Assets

Management generally evaluates long-lived assets, including goodwill and other intangible assets on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist, the Company will review its long-lived assets, including purchased intangible assets, for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charges have been recorded to date.

Revenue Recognition

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are generally not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received related to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

The Company receives royalties from licensees, which are based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

The Company was awarded grants from the Defense Advanced Research Projects Agency, National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command totaling approximately $35.3 million since inception for various research and development projects. The terms of these grant agreements are three years with various termination dates, the last of which is June 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred, and when these research and development expenses are within the prior approval funding amounts.

Research and Development Expenses

Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. See Note 4 for detail regarding the Company’s sponsored license and research agreements.

The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the assignment of these FTE’s to each project over time. Based on the analysis of these FTE’s, the percentage of the Company’s research effort (as measured in hours incurred, which is consistent with the costs expended) spent on research conducted on behalf of collaborative partners and government grants was approximately 50% in 2002, 50% in 2001, and 55% in 2000. The percentage of the Company’s research effort spent on Company-funded research was approximately 50% in 2002, 50% in 2001, and 45% in 2000.

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of the Company’s common stock on the date of the grant. In 2000, 2001 and 2002, the Company recognized stock compensation expense related to certain other stock option grants. See Note 10.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for years ending after December 15, 2002.

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Year ended December 31,
	2000	2001	2002
Net income, as reported	$(59,585)	$(44,964)	$(33,946)
Add: Stock based employee compensation cost included in the determination of net loss as reported	11,429	11,284	5,744
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(45,902)	(57,388)	(14,593)

Pro forma net loss	$(94,058)	$(91,068)	$(42,795)

Net loss per share:
Basic and diluted—as reported	$(1.96)	$(1.38)	$(1.01)

Basic and diluted—pro forma	$(3.10)	$(2.79)	$(1.27)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest. See Note 10.

Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2000	2001	2002
Net loss attributable to common stockholders	$(59,585)	$(44,964)	$(33,946)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,466	33,843	34,262
Less: weighted-average shares subject to repurchase	(2,127)	(1,233)	(680)

Weighted-average shares used in computing basic and diluted net loss per share	30,339	32,610	33,582

Basic and diluted net loss per share	$(1.96)	$(1.38)	$(1.01)

The Company has excluded outstanding warrants, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share, before application of the treasury stock method for options, was approximately 6,652,000 at December 31, 2000, 8,317,000 at December 31, 2001 and 8,830,000 at December 31, 2002. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 10 for further information on these securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2000	2001	2002
Unrealized gain (loss) on available-for-sale securities	$521	$1,791	$322
Foreign currency translation adjustments	66	(93)	491

Accumulated other comprehensive income	$587	$1,698	$813

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002 and has determined that Statement 144 did not have a significant impact on the Company’s financial position and results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

2.	Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2002 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$67,611	$—	$—	$67,611
Corporate debt obligations	136,076	339	(40)	136,375
Commercial paper	24,140	23	—	24,163

Total	227,827	362	(40)	228,149
Less amounts classified as cash equivalents	(67,611)	—	—	(67,611)

Total investments	$160,216	$362	$(40)	$160,538

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash equivalents and investments as of December 31, 2001 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$48,388	$—	$—	$48,388
Corporate debt obligations	150,623	1,733	(27)	152,329
U.S. government agency securities	10,200	28	—	10,228
Commercial paper	23,875	57	—	23,932

Total	233,086	1,818	(27)	234,877
Less amounts classified as cash equivalents	(48,388)	—	—	(48,388)

Total investments	$184,698	$1,818	$(27)	$186,489

Realized gains or losses on the sale of available-for-sale securities for 2000, 2001 and 2002 were insignificant.

At December 31, 2001 and 2002, the contractual maturities of investments were as follows (in thousands):

	At December 31,		At December 31,
	2001	2002	2001	2002
	Amortized Cost		Estimated Fair Value
Due within one year	$156,302	$149,036	$157,557	$149,307
Due after one year through two years	28,396	11,180	28,932	11,231

	$184,698	$160,216	$186,489	$160,538

3.	Collaborative Agreements

At December 31, 2002, the Company had fifteen active multi-year research and development collaborations with collaborative partners. These agreements typically include up-front licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require the Company to devote a specified number of full-time equivalent employees to the research efforts over defined research terms ranging from three to five years. Total revenue recognized under the collaboration agreements was $13.3 million in 2000, $25.1 million in 2001 and $37.4 million in 2002.

The following table represents the percentage of the Company’s total revenue that has been recognized pursuant to the Company’s largest non-grant collaborators:

	December 31,
	2000	2001	2002
Partner C	—	—	14.9%
Partner D	3.1%	10.8%	12.3%
Partner E	24.5%	19.9%	14.4%
Partner F	17.9%	15.3%	9.6%

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No other collaborator has comprised more than 10% of revenue in any period presented. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also purchased equity investments in the Company. The Company’s existing collaboration agreements are summarized below.

Delta and Pine Land Company

In May 2002, Verdia, Inc. (then known as MaxyAg, Inc.), a wholly-owned subsidiary of the Company, whose results are reported under the “Agriculture” segment (see Note 16), established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize transgenic products for the cotton-seed market. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), focuses on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax has contracted certain research activities to Verdia and will in the future contract research and development activities to Verdia, D&PL and third parties, and license products to D&PL and, potentially, other cotton-seed companies, for commercialization. DeltaMax is 50/50 jointly owned by Verdia and D&PL and such parties will share income earned by the joint venture.

The Company’s share of the joint venture’s loss totaled approximately $1.3 million as of December 31, 2002, and is recorded, under the equity method of accounting, as a single line item in the Consolidated Statement of Operations. The Company received a payment of $1.7 million relating to past research and recognized $1.1 million of this payment as collaborative research and development revenue in 2002. The remaining amount will be recognized ratably over the term of the related research plans. Verdia and D&PL are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million each. During 2002, the Company funded the joint venture in the amount of $1.4 million as capital contribution, which reflects its 50% ownership interest.

Cargill Dow LLC

In March 2002, the Company established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, the Company received technology access payments and full research funding, will continue to receive research and developing funding for the remainder of the research term, and may receive research and commercialization milestones. Codexis will also receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration. This agreement was assigned to Codexis in connection with its formation in March 2002.

Aventis Pasteur

In November 2001, the Company established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Aventis Pasteur is the new name of Pasteur Merieux Connaught. Under the terms of the agreement, the Company received license fees and full research and development funding. The Company will also receive future license fees and full research and development funding for the research term. In addition, the Company will receive minimum annual royalties and may receive potential milestone and royalty payments on product sales, if any. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

InterMune, Inc.

In September 2001, Maxygen Holdings Ltd., a wholly-owned subsidiary of the Company, entered into a three-year license and collaboration agreement with InterMune, Inc. (“InterMune”) to develop and commercialize novel, next-generation interferon gamma products. Under the terms of the agreement, InterMune has taken product candidates developed by the Company into clinical development. InterMune has funded and will continue to fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the collaboration agreement, the Company received up-front license fees and research and development funding and will continue to receive research and development funding and potential development and commercialization milestone payments. In addition, the Company will be entitled to receive royalties on product sales, if any.

ALK-Abelló A/S

In February 2001, the Company established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, Denmark, to research and develop novel recombinant therapeutics for the treatment of specific allergies. The Company is collaborating with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. Under the terms of the collaboration, the Company received license fees, technology access fees and research and development funding, and will continue to receive technology access fees and research and development funding. The Company will also be entitled to receive potential milestone payments and royalties on any product sales. ALK-Abelló will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration.

International AIDS Vaccine Initiative

In February 2001, the Company established a three-year collaboration with the International AIDS Vaccine Initiative and DBLV, LLC, an entity established and funded by the Rockefeller Foundation to develop novel HIV vaccines. Under the agreement, DBLV has provided full research and development funding to the Company and will continue to provide such funding for at least the three year initial research term to expand the Company’s ongoing program in HIV vaccine development. The Company will retain all rights to commercialize the HIV vaccine candidates in all developed countries of the world, as well as in certain markets in the developing world.

Hercules Incorporated

In November 2000, the Company entered into a four-year collaboration with Hercules Incorporated (“Hercules”) focused on developing high value specialty chemicals via custom-made biological catalysts. Under the terms of the collaboration, the Company received full research funding, technology access fees, and license fees. The Company will also be entitled to receive potential milestone payments, as well as royalties on any product sales, if any. The collaboration is focused on a number of high revenue-generating products in Hercules’ core business. This agreement was assigned to Codexis in connection with its formation in March 2002. The Company terminated this collaboration agreement in January 2003. See Note 17.

Chevron Research and Technology Co.

In October 2000, the Company entered into a three-year collaboration with Chevron Research and Technology Co. (“Chevron”) to develop novel bioprocesses for specific petrochemical products. Under the terms of the agreement, the Company received license fees and will continue to receive full research funding and technology access fees. In addition, the Company may receive potential milestones and product royalties, if any.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chevron will receive worldwide commercialization rights. This agreement was assigned to Codexis in connection with its formation in March 2002.

H. Lundbeck A/S

In September 2000, Maxygen ApS, a wholly-owned subsidiary of the Company, entered into a three-year collaborative research and development agreement with H. Lundbeck A/S (“Lundbeck”), to develop an improved interferon beta pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Under the terms of the agreement, the Company received and will continue to receive research and development funding and license fees, and may receive milestone payments and royalties on product sales, if any. Lundbeck has licensed rights to this product for central nervous system diseases. The Company has retained rights for neurological indications in key Asian markets and global rights for all indications outside of nervous system diseases, including inflammatory disease and cancer.

Pfizer

In September 2000, the Company extended a May 1998 agreement with Pfizer Inc. (“Pfizer”) in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, the Company improved the selectivity of the biosynthetic pathway that is critical to the manufacture of this specific Pfizer product, and delivered an improved pathway that is currently under commercial development by Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning the Company research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. Additionally, Pfizer has agreed to fund additional research and development to allow the Company to further enhance the performance of the pathway. This agreement was assigned to Codexis in connection with its formation in March 2002.

Technological Resources PTY Limited

In January 2000, the Company entered into a three-year collaborative research and development agreement with Technological Resources PTY Limited, a wholly-owned subsidiary of Rio Tinto Limited (“TRPL”), to develop novel enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. Pursuant to the agreement, the Company received and will continue to receive research and funding payments and technology advancement fees. In addition, the parties will share revenues on certain commercialized products and processes. This agreement was assigned to Codexis in connection with its formation in March 2002.

Gist-Brocades N.V.

In March 1999, the Company entered into a three-year collaborative research and license agreement with Gist-Brocades N.V., a subsidiary of DSM N.V. (“DSM”) to utilize the Company’s proprietary technologies to develop certain novel enzymes involved in the manufacture of certain classes of antibiotics. Under the terms of the agreement, the Company received research funding and may receive royalties from the commercialization of any enzymes developed through the Company’s technology. DSM will receive worldwide commercialization rights. This agreement was assigned to Codexis in connection with its formation in March 2002.

Syngenta

In June 1999, the Company entered into a five-year collaborative research agreement with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta (“Syngenta”) to improve the yield and

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quality of several of Syngenta’s strategic crops. The Company received and will continue to receive research and development funding as well as license fees. In addition, the Company may receive milestone payments and royalties on product sales, if any. Syngenta will receive worldwide commercialization rights. This collaboration was assigned to Verdia from Maxygen in connection with its capitalization in March 2002. In November 2002, Verdia extended this agreement through March 2006.

On an annual basis, Syngenta will pay an annual technology advancement fee. The technology advancement funding is intended to fund the Company’s continuing development of its core MolecularBreeding directed molecular evolution technologies.

E.I. duPont de Nemours and Company

In December 1998, the Company entered into a five-year collaborative research and license agreement with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. duPont de Nemours and Company (“DuPont”) to utilize MolecularBreeding directed molecular evolution technologies to generate novel gene products for use in the development of specific crop protection and quantity grain traits in corn, soybeans, and certain other crops. The Company received license fees and will continue to receive research and development funding as well as technology access fees. In addition, the Company may receive milestone payments and royalties on product sales. DuPont will receive worldwide commercialization rights. This collaboration was assigned to Verdia from Maxygen in connection with its capitalization in March 2002.

Novozymes

In September 1997, the Company entered into a five-year license and collaboration agreement with Novo Nordisk A/S (now known as “Novozymes”) to use MolecularBreeding directed molecular evolution technologies to develop products in specific industrial enzyme fields. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes will be licensed to use MolecularBreeding directed molecular evolution technologies for additional industrial enzyme applications. The Company received full research funding, certain minimum royalty payments, and may receive royalty payments on the sales of products developed under the agreement and on the sale of products in the expanded industrial enzyme market areas, if any. In addition, Maxygen will have co-exclusive rights to use the MolecularBreeding directed molecular evolution technologies for certain new industrial enzyme markets. This agreement was assigned to Codexis in connection with its formation in March 2002.

Other Collaborations

The Company has recognized revenue in fiscal 2000, 2001 and 2002 under other individually immaterial corporate collaborations for which it has completed all of its research obligations.

4.	Technology Licenses and Research Agreements

The Company has entered into several research agreements to fund research at universities and other research collaborators. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $4.9 million in 2000, $3.3 million in 2001 and $4.0 million in 2002.

In 2000, the Company paid $320,000 and issued 16,000 shares of common stock with a fair value of $958,000 in exchange for a technology license. This amount is included in research and development expense for 2000 as it relates to technology that is in research and development and has no alternative future uses.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2001	2002
Leasehold improvements	$5,226	$6,281
Machinery and laboratory equipment	14,690	17,201
Computer equipment and software	1,727	2,243
Furniture and fixtures	1,394	1,406

	23,037	27,131
Less accumulated depreciation and amortization	(5,697)	(10,768)

Property and equipment, net	$17,340	$16,363

6.	Equipment Financing

In June 1999, the Company entered into an equipment financing agreement for up to $2.0 million of equipment purchases with a financing company. In July 1999 through May 2000, the Company financed $2.0 million in equipment purchases structured as loans. The equipment loans are to be repaid over 48 months at interest rates of 11.73% to 12.78% and are secured by the related equipment. During the first 6 months of the loan terms, the payments consisted of interest only. Accumulated amortization of assets acquired pursuant to these obligations was approximately $915,000 at December 31, 2001 and $1,265,000 at December 31, 2002.

At December 31, 2002, the Company’s future minimum principal payments under the equipment financing arrangements were as follows (in thousands):

Year ending December 31,
2003	$617
2004	55

$672

7.	Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment. These leases expire on various dates in 2003, 2004 and 2005. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases.

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year ending December 31,
2003	$5,249
2004	4,793
2005	918

$10,960

Total rent expense was $2.3 million in 2000, $4.4 million in 2001 and $4.9 million in 2002.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Codexis, Inc.

The Company’s chemicals business is operated through our majority-owned subsidiary Codexis, Inc. Codexis was incorporated in January 2002, and the chemicals business was contributed to Codexis in March 2002 in exchange for all the capital stock of Codexis. On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several other unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to other unrelated investors. The private placement was Codexis’ first independent financing since its establishment as a subsidiary of the Company in January 2002. Prior to its establishment as an independent company, Codexis was the chemicals business unit of the Company, which had been operating since 1997. Codexis’ financial position and results of operations are included in Maxygen’s “Chemicals” segment (see Note 16).

The minority investors own 6,480,881 shares of the Series B convertible preferred stock. The holders of the Series B convertible preferred stock will be entitled to receive noncumulative dividends, in preference to any dividend on the Series A convertible preferred stock or common stock, at the rate of 8% of the original purchase price of $3.086 per share per year, when and if declared by the board of directors. The holders of at least a majority of the outstanding shares of Series B convertible preferred stock (excluding Series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the Series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of Series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per annum from the original issue date until the applicable redemption date, plus declared and unpaid dividends with respect to such shares. Notice of redemption can be given at any time after the fifth anniversary of the original issue date.

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

Codexis is dedicated to becoming a global leader in providing high-value chemical products and services to the worldwide life science and fine chemical industries. In particular, Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products. Codexis’ proprietary technologies were designed to allow for the rapid discovery and development of catalysts and processes for the efficient and cost-effective synthesis of valuable chemicals.

Codexis’ primary area of focus is the pharmaceutical market. Products in this area include chiral pharmaceuticals, complex natural products and novel pharmaceutical building blocks. Codexis also plans to leverage its technologies towards the development of flavor and fragrance molecules and other high-value industrial chemicals.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for Codexis is presented below for the nine months ended December 31, 2002 (in thousands):

Total revenues	$6,290
Operating expenses:
Research and development	10,186
General and administrative	1,120

Total operating expenses	11,306
Loss from operations	(5,016)
Interest income	123

Net Loss	$(4,893)

December 31, 2002
Cash, cash equivalents and investments	$21,678
Other current assets	2,209
Property and equipment, net	3,320

Total assets	$27,207

Total liabilities	$2,451
Redeemable convertible preferred stock	25,279
Net equity	(523)

Total liabilities and equity	$27,207

9.	Related Party Transactions

The Company issued full recourse loans to certain employees, of which $690,000 was outstanding at December 31, 2001 and none outstanding at December 31, 2002. These loans bear interest at rates ranging from 4.63% to 6.42% with terms ranging from three to five years. These loans were for the purchase of the Company’s common stock and are classified within stockholders’ equity. One full recourse loan for $150,000 was made for the purchase of a home and is classified within “other assets”. This loan bears an interest rate of 5.59% with a term of three years. The outstanding balance of this loan was $150,000 and $94,000 at December 31, 2001 and 2002, respectively.

10.	Stockholders’ Equity

Convertible Preferred Stock

In accordance with the terms of the collaboration agreement with Syngenta, the Company issued Series E convertible preferred stock in August 1999 at $6.25 per share. At the date of issuance, the Company believed the per share price of $6.25 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. After the commencement of the Company’s initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of August 1999 and determined it to be $9.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $2,200,000, without any effect on total stockholders’ equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for 1999.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Codexis Stock Option Exchange Program

On November 14, 2002, Maxygen and Codexis extended offers to eight employees working for Codexis to exchange certain of their existing Maxygen stock options for Codexis stock options to be granted to them six months and one day after the termination of their exchanged Maxygen stock options. The exchange offers were voluntary and allowed each of the eight employees to choose to accept the exchange or retain all their Maxygen stock options. Each exchange offer was customized to the option holdings of the individual employee. The exchange offers were extended to the eight employees to better align the interests of the employees with the success of the newly formed Codexis.

All eight affected employees accepted the exchange offer and will be granted new Codexis stock options on May 15, 2003 with exercise prices at the fair value of Codexis common stock on that date. The new options will be granted under the terms and conditions of the Codexis 2002 Stock Plan.

The total number of shares underlying Maxygen options terminated under the exchange offers was 381,128. The total number of shares underlying Codexis options to be granted under the exchange offers is 983,000. The average exercise price per share of the Maxygen options that were cancelled was $20.80. The new exercise price of the Codexis options to be granted pursuant to the exchange offers will be set on May 15, 2003, the option grant date.

Codexis 2002 Stock Plan

Codexis maintains the Codexis 2002 Stock Plan (“Codexis Stock Plan”) under which the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees of the Codexis or any parent or subsidiary of Codexis, and nonstatutory stock options (options that do not qualify as incentive options) and/or restricted stock of Codexis to employees, officers, directors or consultants of Codexis or any parent or subsidiary. Options granted under the Codexis Stock Plan expire no later than 10 years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the board of directors. If, at the time Codexis grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Codexis, the option price shall be at least 110% of the fair value. Except in the case of certain options granted to officers, directors and consultants, options typically vest over a five-year period at a rate of no less than 20% per year but may be granted with different vesting terms. Except in the case of restricted stock purchased by officers, directors and

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants, restricted stock will generally be subject to a Company right of repurchase that will lapse over a five-year period at a rate of no less than 20% per year but may be sold subject to a Company right of repurchase with a different lapse rate. Codexis has reserved 2,200,000 shares of common stock for issuance under the Codexis Stock Plan. As of December 31, 2002, the Codexis Stock Plan had 381,450 shares of Codexis common stock available to be issued upon exercise of outstanding options at an exercise price of $0.40 per share. It also had 1,818,550 shares of Codexis common stock remaining available for future issuance.

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan but in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Company common stock as of each June 30 and December 31. All matching contributions vest immediately. The Company may discontinue such matching contributions at any time. The Company’s matching contribution to the 401(k) Plan was $642,000 in 2001 and $677,000 in 2002.

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of the Company. Under the 1997 Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair value on the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value on the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Certain options can be immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company’s right of repurchase, which generally lapses over four years (lapsing at a rate of 25% at the end of each year). If not immediately exercisable, options generally vest over four years (either vesting at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter). The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. At December 31, 2002, 2,841,038 shares remain available under the 1997 Plan.

1999 Nonemployee Directors Stock Option Plan

In September 1999, the Company adopted the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan will vest as to 25% of the shares subject to the option one year after the date of grant and at a rate of 25% of the shares at the end of each of the succeeding three years. Each subsequent grant will generally vest in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2002, 200,000 shares remain available under the Directors’ Plan.

2000 International Stock Option Plan

In April 2000, the Company adopted the 2000 International Stock Option Plan (the “International Plan”) under which the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of the Company. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either over four years at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. The International Plan provides for the issuance of options covering up to 1,000,000 shares of common stock of the Company. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2002, equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2002, 888,910 shares remain available under the International Plan.

2000 Non-Officer Employee Stock Option Plan

In December 2000, the Company adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) under which the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either over four years at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. The Non-Officer Plan provides for the issuance of options covering up to 1,500,000 shares of common stock of the Company. The Non-Officer Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the greater of (i) 250,000 shares or (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2002, 683,622 shares remain available under the Non-Officer Plan.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 Plan, the Directors’ Plan, the International Plan and the Non-Officer Plan (collectively, the “Plans”) was as follows:

		Options Outstanding
	Shares Available	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at January 1, 2000	1,487,488	2,076,362	$4.11
Shares authorized	4,000,000	—	—
Options granted	(3,264,710)	3,264,710	$51.27
Options exercised	—	(127,172)	$0.73
Options canceled	153,907	(153,907)	$23.01

Balance at December 31, 2000	2,376,685	5,059,993	$34.05
Shares authorized	1,593,069	—	—
Options granted	(3,038,799)	3,038,799	$14.70
Options exercised	—	(294,897)	$1.72
Options expired	493,111	(493,111)	$34.12
Options canceled	9,312	(9,312)	$40.09

Balance at December 31, 2001	1,433,378	7,301,472	$27.29
Shares authorized	4,315,214	—	—
Options granted	(3,106,550)	3,106,550	$10.75
Options exercised	—	(172,189)	$4.25
Options canceled	1,475,469	(1,475,469)	$23.80
Options expired	329,039	(329,039)	$34.87

Balance at December 31, 2002	4,446,550	8,431,322	$21.98

The options outstanding and exercisable under the Plans at December 31, 2002 are as follows:

Exercise Price Range	Options Outstanding			Options Exercisable
	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.20–$ 0.30	282,500	5.4	$0.27	263,750	$0.27
$ 0.50–$ 0.75	314,816	6.5	$0.71	162,423	$0.70
$ 6.74–$ 9.93	1,404,769	8.7	$7.52	342,563	$7.50
$10.51–$15.75	3,563,420	8.6	$12.74	1,194,019	$13.14
$15.84–$22.65	542,517	7.7	$18.21	197,902	$18.67
$24.23–$35.13	643,565	7.6	$30.84	322,625	$31.50
$41.25–$59.81	1,560,485	7.5	$55.39	510,268	$54.42
$62.00–$81.00	68,250	6.9	$67.80	36,000	$68.49
$162.50	51,000	7.2	$162.50	25,500	$162.50

	8,431,322	8.1	$21.98	3,055,050	$21.83

The weighted-average grant date fair value of options granted was $35.02 in 2000, $9.25 in 2001 and $5.81 in 2002.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The Purchase Plan will terminate in September 2019, unless terminated earlier in accordance with the provisions of the Purchase Plan. The first purchase under the Purchase Plan occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2001 and 2002, 106,471 shares and 130,880 shares of common stock were purchased pursuant to the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the year was $7.53 in 2000, $4.45 in 2001 and $3.74 in 2002. At December 31, 2002, 595,109 shares remain available for purchase under the Purchase Plan.

Fair value disclosures

Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and common stock purchase rights under the fair market value method of that statement.

For 2000, 2001 and 2002 the Company calculated the fair value using the Black-Scholes option pricing model. The following assumptions were used:

	2000	2001	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate range—Options	5.4% to 6.5%	3.6% to 5.0%	2.6% to 4.4%
Risk-free interest rate range—ESPP	5.8% to 6.2%	3.5% to 6.3%	1.7% to 4.1%
Expected life—Options	4 years	4 years	4 years
Expected life—ESPP	0.8 years	0.4 years	0.7 years
Expected volatility	0.9	0.8	0.7

Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 2000: estimated volatility of 0.9, risk-free interest rates of 4.4% to 6.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2001 and 2002 estimated volatility of 0.7, risk-free interest rates of 4.4% to 5.6%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The Company recorded total compensation expense of $3.0 million in 2000, $250,000 in 2001, and $70,000 in 2002 related to the Black-Scholes revaluation of options grants to consultants in prior years. In addition, in 2000 the Company recorded $1.6 million stock compensation related to the acceleration of an executive stock option award. Stock compensation expense relating to the acceleration of stock options was considered immaterial for 2001 and 2002.

During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $2.6 million, $2.4 million and $19.5 million, respectively, representing the difference between the exercise price and the deemed fair value of

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s common stock for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2000, 2001 and 2002, the Company recorded amortization of deferred stock compensation expense of approximately $7.8 million, $4.6 million and $2.7 million, respectively.

In addition, the Company recorded $14.6 million of deferred compensation upon the assumption of the outstanding Maxygen ApS options and the issuance of restricted stock to founders in connection with the August 2000 acquisition of Maxygen ApS. See Note 14. The deferred compensation is being amortized over the remaining vesting term of the options. The deferred compensation pertaining to the restricted stock is being amortized using the graded vesting method. A total of $3.6 million, $6.9 million and $3.2 million for deferred compensation expense was recognized in the year ended December 31, 2000, 2001, and 2002 respectively, in connection with the Maxygen ApS options.

Common Stock

At December 31, 2000, 2001 and 2002, there were 1,627,866; 995,113 and 398,637 shares of restricted common stock subject to the Company’s lapsing right of repurchase at a weighted-average price of $7.97, $3.78 and $3.36, respectively.

At December 31, 2002, the Company has reserved shares of common stock for future issuance as follows:

2000 Non-Officer Employee Stock Option Plan	3,500,000
2000 International Stock Option Plan	2,204,158
1999 Employee Stock Purchase Plan	595,109
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	6,873,717

13,472,984

11.	Intangible Assets

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary.

The provisions of SFAS 142 also required the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended June 30, 2002, the Company completed the transitional impairment test, which did not result in indictors of impairment of recorded goodwill.

In addition, the Company must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as a part of operations. The Company completed its annual impairment test as of October 1, 2002, which did not result in impairment of recorded goodwill.

A reconciliation of reported net loss to adjusted net loss, as if SFAS 142 had been implemented as of January 1, 2000, is as follows (in thousands, except per share data):

	2000	2001	2002
Reported net loss	$(59,585)	$(44,964)	$(33,946)

Add back: goodwill (including assembled workforce amortization)	2,970	7,581	—

Adjusted net loss	$(56,615)	$(37,383)	$(33,946)

Basic and diluted net loss per share:
Reported net loss	$(1.96)	$(1.38)	$(1.01)
Goodwill (incl. assembled workforce) amortization	0.10	0.23	—

Adjusted net loss	$(1.86)	$(1.15)	$(1.01)

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31,
	2000	2001	2002
Gross carrying value	$3,435	$3,435	$3,435
Accumulated amortization	(448)	(1,593)	(2,737)

Net carrying value	$2,987	$1,842	$698

Annual amortization expense of the intangible assets shown above is as follows (in thousands):

For the year ended December 31, 2000 (actual)	$448
For the year ended December 31, 2001 (actual)	$1,145
For the year ended December 31, 2002 (actual)	$1,144

For the year ended December 31, 2003, we expect to amortize $698,000 to expense for intangible assets.

12.	Income Taxes

There has been no provision for U.S. federal, U.S. state, or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions. Foreign pre-tax loss was $2.8 million in 2000, $6.1 million in 2001 and $1.8 million in 2002.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2001	2002
Net operating loss carryforwards	$13,500	$21,700
Research credits	2,300	2,800
Other	6,070	7,020

Total deferred tax assets	21,870	31,520
Valuation allowance	(21,870)	(31,520)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.0 million during 2000, $10.8 million during 2001 and $9.7 million during 2002.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $62.0 million that expire in the years 2012 through 2022 and federal research and development tax credits of approximately $1.4 million that expire in the years 2012 through 2022. As of December 31, 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $8.0 million that expire in the years 2005 through 2012 and state research and development tax credits of approximately $2.0 million that have no expiration date.

Approximately $4.1 million of the valuation allowance for deferred tax assets relates to benefits of stock options deductions that, when recognized, will be allocated directly to contributed capital.

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

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	December 31,
	2001	2002
U.S. federal taxes benefit
At statutory rate	$(15,288)	$(11,306)
Non-deductible acquired in-process R&D	—	—
Non-deductible goodwill	2,967	389
Non-deductible deferred compensation	3,938	2,125
Effect of differences in foreign tax rates	2,059	—
Unutilized net operating losses	6,324	8,792

Total	$—	$—

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Acquisition of Technology

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

14.	Acquisition of ProFound Pharma A/S

On August 10, 2000, the Company completed its acquisition of Maxygen ApS (then known as ProFound Pharma A/S), a Danish biotechnology company located in Copenhagen, Denmark. Before the acquisition, Maxygen ApS was a privately-held, development-stage company that had minimal revenues since its inception in April 1999. Maxygen ApS is focused on the development of improved second-generation protein pharmaceutical products and has developed broad pre-clinical development capabilities and proprietary technologies and expertise that help to address traditional shortcomings of protein pharmaceuticals such as half-life, stability and immunogenicity. The Company acquired all of the equity securities of Maxygen ApS in exchange for 1,102,578 shares of its common stock and options to purchase an aggregate of 41,812 shares of its common stock. Of the 1,102,578 common stock issued, 228,766 shares were issued with repurchase rights that lapse over a three-year vesting term. The transaction was accounted for as a purchase and the results of Maxygen ApS are included in consolidated results of operations from the date of acquisition.

The total purchase price of Maxygen ApS is as follows (in thousands):

Fair value of common stock issued	$63,378
Assumption of Maxygen ApS options at fair value	1,960
Assumed liabilities	5,487
Acquisition expenses	1,000

Total consideration	$71,825
Less: Deferred stock compensation related to unvested options	(1,456)
Deferred stock compensation related to issuance of restricted common stock	(13,149)

Allocable purchase price	$57,220

The purchase price allocation was as follows (in thousands):

Amount
Tangible net assets	$2,995
Intangible assets acquired:
In-process research and development	28,047
Assembled workforce	705
Core technology	3,435
Goodwill	22,038

$57,220

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Company’s adoption of FAS 142 effective January 1, 2002, the Company amortized goodwill, assembled workforce and core technology using the straight-line method over the assets’ estimated useful lives of three years, the term of expected benefit. Pursuant to the Company’s adoption of FAS 142 on January 1, 2002, the Company reclassified assembled workforce to goodwill, which is no longer being amortized. The Company continued to amortize the core technology over its remaining useful life.

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the technology in the development stage. The Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and obtaining regulatory approval to market, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $28.0 million of the purchase price being charged to acquired in-process research and development. There can be no assurance that the in-process projects acquired, as noted above, will achieve technological feasibility or that the Company will be able to successfully market products based on such technology. Should these in-process projects fail, the value of the Company’s investment in these incomplete technologies would be insignificant or zero. A failure to successfully develop and market these products could have a material adverse affect on the Company’s business, financial condition or results of operations.

The deferred compensation amount represents the intrinsic value of the unvested stock options assumed in the transaction plus the fair value of the restricted common stock issued. The amortization period of the options is the remaining future vesting period of the unvested options. The deferred compensation related to the restricted common stock is amortized using a graded vesting method.

The following unaudited pro forma summary consolidated operations information of the Company is presented excluding the charge for in-process research and development, as if the acquisition of Maxygen ApS had occurred at the beginning of 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 2000 or of the results that may occur in the future.

Year ended December 31, 2000
(in thousands, except per share amounts)
Total revenues	$24,535
Total operating expenses	(93,834)
Net loss	(53,933)
Basic and diluted net loss per share	$(1.74)

15.	Litigation

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending.

The complaint seeks damages in an unspecified amount. The Company believes that the claims alleged against the Company and its officers are without merit and intends to defend the action vigorously. The Company does not expect the outcome of this matter to have a material effect on its financial position or results from operations.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to two such claims. The Company does not believe that the resolution of these claims will have a material adverse effect on their financial statements.

16.	Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles and stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs are allocated based on headcount.

	Year Ended December 31,
	2000	2001	2002
Human therapeutics	$(10,934)	$(21,583)	$(19,014)
Chemicals	(15,232)	(8,745)	(7,371)
Agriculture	(389)	(3,808)	(2,885)
All other	—	(2,947)	(5,377)

Total segment loss	$(26,555)	$(37,083)	$(34,647)

Interest income, net	15,329	12,862	8,095
Stock compensation	(15,981)	(12,017)	(6,250)
Amortization of intangibles	(3,419)	(8,726)	(1,144)
Acquired in-process R&D	(28,959)	—	—

Total net loss	$(59,585)	$(44,964)	$(33,946)

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Human therapeutics	$9,295	$12,403	$20,743
Chemicals	4,782	7,315	7,954
Agriculture	10,388	10,810	13,115

Total revenue	$24,465	$30,528	$41,812

Identifiable Assets

The following table presents identifiable assets for each reporting segment:

	December 31,
	2001	2002
	(in thousands)
Human therapeutics	$29,729	$28,594
Chemicals	4,766	27,207
Agriculture	1,260	11,928
All other	241,663	201,051

Total assets	$277,418	$268,780

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Revenues
United States	$17,288	$17,949	$25,657
Denmark	1,246	6,236	9,260
United Kingdom	4,388	4,666	4,001
Other foreign countries	1,543	1,677	2,894

Total revenue	$24,465	$30,528	$41,812

	December 31,
	2001	2002
Long-Lived Assets
United States	$45,270	$47,625
Denmark	4,110	5,685

Total long-lived assets	$49,380	$53,310

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

Major customers that represent more than 10% of total Company revenue are presented in the following table:

	2000	2001	2002
Human Therapeutics
Partner A	10.3%	—	—
Partner B	11.8%	5.4%	—
Partner C	—	—	14.9%
Partner D	3.1%	10.8%	12.3%

Agriculture
Partner E	24.5%	19.9%	14.4%
Partner F	17.9%	15.3%	9.6%

17.	Subsequent Events

In January 2003, Codexis terminated its collaboration agreement with Hercules Incorporated in exchange for a termination payment of $2.5 million and assignment of all program technology to Codexis.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, other than concerning our executive officers, is incorporated by reference from the sections captioned “Proposal No. 1. Election of Directors, Board of Directors’ Meetings and Committees and Directors’ Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003. Information required by Item 10 concerning our executive officers is set forth in Part I of this report.

Item 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” contained in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned “Related Party Transactions” contained in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

Item 14	CONTROLS AND PROCEDURES

Quarterly evaluation of our Disclosure Controls and Internal Controls.    Within the 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), and our “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report we present the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based upon and as of the date of the Controls Evaluation.

CEO and CFO Certifications.    Appearing immediately following the Signatures section of this report there are two separate forms of “Certifications” of our CEO and CFO. The first form of Certification is required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The section of the report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities

Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.    Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Maxygen have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.    The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by Maxygen and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify errors, controls problems or acts of fraud. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of our CEO and CFO require that the CEO and CFO disclose that information to our Audit Committee and to our independent auditors and to report on related matters in this section of the report.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.    Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of this annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Maxygen, Inc.

Investor Relations

515 Galveston Drive

Redwood City, CA 94063

(650) 298-5300

In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by us at www.sec.gov.

We make available on our website all reports filed with the Securities and Exchange Commission, including our reports on Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this annual report.

The following documents are being filed as part of this report:

a)  Financial Statements.

Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

b)  We did not file any reports on Form 8-K during 2002.

c)  Exhibits.

Exhibit Number	Description of Exhibit

2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (3)

4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (4)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (3)

Exhibit Number		Description of Exhibit

*10.2		Form of Executive Officer Change of Control Plan (Exhibit 10.1) (5)

*10.3		Form of Amendment No. 1 to Executive Officer Change of Control Plan

*10.4		Verdia Change of Control Agreement

*10.5		1997 Stock Option Plan, as amended, with applicable option agreement (6)

*10.6		1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (5)

*10.7		1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (4)

*10.8		2000 International Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.6) (7)

*10.9		2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (8)

*10.10		Form of Promissory Note issued in connection with exercise of stock options (Exhibit 10.10) (3)

10.11		Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (3)

10.12		First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (3)

10.13		Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (4)

10.14		Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (2)

10.15		Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (9)

10.16		Sublease between Cygnus, Inc. and Maxygen dated March 30, 2001 (Exhibit 10.2) (5)

10.17	+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (3)

10.18	+

License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (3)

10.19	+	Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc. and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1) (3)

10.20	+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (3)

10.21	+	Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2) (3)

10.22	+	Collaborative Research and Development Agreement made as of January 19, 2000 between Technological Resources Pty Limited and Maxygen (Exhibit 10.15 to Amendment No. 1) (10)

10.23	+	Cooperative Research and Development Agreement between the National Cancer Institute, National Institutes of Health dated February 24, 2000 (Exhibit 10.20) (10)

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP, Independent Auditors

24.1		Power of Attorney (included on signature page)

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(8)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(10)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003	MAXYGEN, INC.

	By:	/s/ RUSSELL J. HOWARD
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

Signature	Title	Date
/s/ RUSSELL J. HOWARD Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ LAWRENCE W. BRISCOE Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ ISAAC STEIN Isaac Stein	Chairman of the Board	March 27, 2003

/s/ ROBERT J. GLASER Robert J. Glaser	Director	March 27, 2003

/s/ M.R.C. GREENWOOD M.R.C. Greenwood	Director	March 27, 2003

/s/ ERNEST MARIO Ernest Mario	Director	March 27, 2003

/s/ GORDON RINGOLD Gordon Ringold	Director	March 27, 2003

/s/ GEORGE POSTE George Poste	Director	March 27, 2003

FORM OF CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Russell J. Howard, certify that:

1.	I have reviewed this annual report on Form 10-K of Maxygen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/s/ RUSSELL J. HOWARD
Russell J. Howard Chief Executive Officer

FORM OF CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence W. Briscoe, certify that:

1.	I have reviewed this annual report on Form 10-K of Maxygen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/s/ LAWRENCE W. BRISCOE
Lawrence W. Briscoe Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Russell J. Howard, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Annual Report of Maxygen, Inc. on Form 10-K for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Maxygen, Inc.

By:	/s/ RUSSELL J. HOWARD
Name: Russell J. Howard
Title: Chief Executive Officer
Date: March 27, 2003

I, Lawrence W. Briscoe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Annual Report of Maxygen, Inc. on Form 10-K for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Maxygen, Inc.

By:	/s/ LAWRENCE W. BRISCOE
Name: Lawrence W. Briscoe
Title: Chief Financial Officer
Date: March 27, 2003

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1		Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2		Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

3.1		Amended and Restated Certificate of Incorporation (2)

3.2		Amended and Restated Bylaws (2)

4.1		Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (3)

4.2		Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (4)

*10.1		Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (3)

*10.2		Form of Executive Officer Change of Control Plan (Exhibit 10.1) (5)

*10.3		Form of Amendment No. 1 to Executive Officer Change of Control Plan

*10.4		Verdia Change of Control Agreement

*10.5		1997 Stock Option Plan, as amended, with applicable option agreement (6)

*10.6		1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (5)

*10.7		1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (4)

*10.8		2000 International Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.6) (7)

*10.9		2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (8)

*10.10		Form of Promissory Note issued in connection with exercise of stock options (Exhibit 10.10) (3)

10.11		Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (3)

10.12		First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (3)

10.13		Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (4)

10.14		Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (2)

10.15		Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (9)

10.16		Sublease between Cygnus, Inc. and Maxygen dated March 30, 2001 (Exhibit 10.2) (5)

10.17	+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (3)

10.18	+

License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (3)

10.19	+	Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc. and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1) (3)

Exhibit Number		Description of Exhibit

10.20	+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (3)

10.21	+	Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2) (3)

10.22	+	Collaborative Research and Development Agreement made as of January 19, 2000 between Technological Resources Pty Limited and Maxygen (Exhibit 10.15 to Amendment No. 1) (10)

10.23	+	Cooperative Research and Development Agreement between the National Cancer Institute, National Institutes of Health dated February 24, 2000 (Exhibit 10.20) (10)

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP, Independent Auditors

24.1		Power of Attorney (included on signature page)

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(8)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(10)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.