Form 10-Q
period 2003-03-31
MAXYGEN INC
filed 2003-05-13
CIK 1068796

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒                                 No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                 No ☐

As of May 1, 2003, there were 34,617,558 shares of the registrant’s common stock outstanding.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS, Maxygen Holdings Ltd. and Verdia, Inc., as well as its majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

We make available on our website all reports filed with the Securities and Exchange Commission, including our reports on

Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this report.

Maxygen is a registered trademark and MolecularBreeding is a trademark of Maxygen, Inc. Verdia is a trademark of Verdia, Inc. Codexis is a trademark of Codexis, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2002	March 31, 2003
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,611	$44,413
Short-term investments	149,307	153,473
Grant and other receivables	7,427	6,958
Prepaid expenses and other current assets	2,406	2,405

Total current assets	226,751	207,249
Property and equipment, net	16,363	15,250
Goodwill	12,192	12,192
Other intangible assets, net of accumulated amortization of $2,737 at December 31, 2002 and $3,023 at March 31, 2003	698	412
Long-term investments	11,231	27,663
Deposits and other assets	1,545	1,637

Total assets	$268,780	$264,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,440	$1,112
Accrued compensation	2,576	3,120
Accrued legal expenses	945	945
Deferred rent	337	333
Other accrued liabilities	2,755	2,394
Deferred revenue	9,010	8,458
Current portion of equipment financing obligations	617	482

Total current liabilities	17,680	16,844
Deferred revenue	1,273	895
Other liabilities	628	526
Minority interest	20,000	20,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and March 31, 2003	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 34,504,447, and 34,611,108 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	3	3
Additional paid-in capital	393,491	393,723
Deferred stock compensation	(2,436)	(1,709)
Accumulated other comprehensive income	813	411
Accumulated deficit	(162,672)	(166,609)

Total stockholders’ equity	229,199	225,819

Total liabilities and stockholders’ equity	$268,780	$264,403

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,
	2002	2003
Collaborative research and development revenue	$8,015	$12,312
Grant revenue	1,325	832

Total revenues	9,340	13,144
Operating expenses:
Research and development	14,971	14,035
General and administrative	3,064	3,054
Stock compensation expense (1)	2,177	731
Amortization of goodwill and other intangible assets	286	286

Total operating expenses	20,498	18,106

Loss from operations	(11,158)	(4,962)
Interest income, net	2,165	1,525
Equity in net loss of joint venture	—	(500)

Net loss	$(8,993)	$(3,937)

Net loss	$(8,993)	$(3,937)
Subsidiary preferred stock accretion	—	(319)

Net loss applicable to common stockholders	$(8,993)	$(4,256)

Basic and diluted net loss per share applicable to common stockholders	$(0.27)	$(0.12)
Shares used in computing basic and diluted net loss per share	33,153	34,193

(1) Stock compensation expense related to the following:
Research and development	$1,581	$565
General and administrative	596	166

	$2,177	$731

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2002	2003
Operating activities
Net loss	$(8,993)	$(3,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	1,609
Amortization of intangible assets	286	286
Equity in net loss of joint venture	—	500
Non-cash stock compensation	2,127	729
Common stock issued and stock options granted to consultants for services rendered	323	132
Changes in operating assets and liabilities:
Grant and other receivables	(606)	469
Prepaid expenses and other current assets	157	(207)
Deposits and other assets	115	8
Accounts payable	(1,941)	(328)
Accrued liabilities and deferred rent	956	109
Deferred revenue	70	(930)

Net cash used in operating activities	(6,283)	(1,560)

Investing activities
Purchases of available-for-sale securities	(9,360)	(61,138)
Maturities of available-for-sale securities	43,310	40,487
Investment in joint venture	—	(600)
Acquisition of property and equipment	(1,029)	(496)

Net cash provided by (used in) investing activities	32,921	(21,747)

Financing activities
Repayments under equipment financing obligation	(149)	(167)
Equity adjustment from foreign currency translation	(165)	(140)
Proceeds from issuance of common stock	737	416
Payments received on promissory notes	77	—

Net cash provided by financing activities	500	109

Net increase (decrease) in cash and cash equivalents	27,138	(23,198)
Cash and cash equivalents at beginning of period	48,388	67,611

Cash and cash equivalents at end of period	$75,526	$44,413

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2003, and for the three months ended March 31, 2002 and March 31, 2003 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark), which was acquired by the Company in August 2000, Maxygen Holdings Ltd. (Cayman Islands) and Verdia, Inc., as well as its majority-owned subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s ownership in Codexis is currently approximately 57%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company records minority interest in the Consolidated Balance Sheets to account for the ownership interest of the minority owners.

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 for the three months ended March 31, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

The investment in the joint venture with Delta and Pine Land Company, called DeltaMax Cotton LLC, in which the Company has an equity interest of 50%, is being accounted for under the equity method of accounting.

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

The Company has been awarded grants from the Defense Advanced Research Projects Agency (“DARPA”), National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command for various research and development projects. The terms of each of these grant agreements are three years with various termination dates, the last of which is June 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2002	2003
Net loss applicable to common stockholders	$(8,993)	$(4,256)

Basic and diluted:
Weighted-average shares of common stock outstanding	34,075	34,556
Less: weighted-average shares subject to repurchase	(922)	(363)

Weighted-average shares used in computing basic and diluted net loss per share	33,153	34,193

Basic and diluted net loss per share	$(0.27)	$(0.12)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 8,519,000 at March 31, 2002 and 9,417,000 at March 31, 2003. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month periods ended March 31, 2002 and March 31, 2003 were as follows (in thousands):

	Three months ended March 31,
	2002	2003
Net loss	$(8,993)	$(3,937)

Changes in unrealized gain on securities available-for-sale	(1,050)	(53)
Changes in foreign currency translation adjustments	(165)	(349)

Comprehensive loss	$(10,208)	$(4,339)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2002	March 31, 2003
Unrealized gains on securities available-for-sale	$322	$269
Foreign currency translation adjustments	491	142
Accumulated other comprehensive income	$813	$411

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 is not anticipated to have a material effect on Company’s financial statements.

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

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, service providers and other contractors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. In some cases the Company also indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the indemnified party’s activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 0021, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, including Financial Accounting Standards Board Interpretation 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the deemed fair value of the Company’s common stock at the date of grant and the exercise price of the option at that date. This amount is recorded as “deferred stock compensation” in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options. In accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

The following table illustrates the effect on reported net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2003
Net loss applicable to common stockholders, as reported	$(8,993)	$(4,256)
Add: Stock based employee compensation cost included in the determination of net loss applicable to common stockholders, as reported	2,099	723
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,648)	(5,580)

Pro forma net loss applicable to common stockholders	$(10,542)	$(9,113)

Net loss per share applicable to common stockholders:
Basic and diluted – as reported	$(0.27)	$(0.12)

Basic and diluted – pro forma	$(0.32)	$(0.27)

2.    Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of March 31, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$44,414	$—	$(1)	$44,413
Corporate bonds	150,459	284	(34)	150,709
U.S. government agency securities	4,491	6	—	4,497
Commercial paper	25,918	12	—	25,930

Total	225,282	302	(35)	225,549
Less amounts classified as cash equivalents	(44,414)	—	1	(44,413)

Total investments	$180,868	$302	$(34)	$181,136

Realized gains or losses on the sale of available-for-sale securities for the three month periods ended March 31, 2002 and March 31, 2003 were insignificant.

At March 31, 2003, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$153,192	$153,473
Due after one year	27,676	27,663

	$180,868	$181,136

3.	Intangible Assets

In July 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.

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

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31, 2002	March 31, 2003
Gross carrying value	$3,435	$3,435
Accumulated amortization	(2,737)	(3,023)

Net carrying value	$698	$412

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2002 (actual)	$1,144

For the three months ended March 31, 2003 (actual)	$286
For the remaining nine months in the year ended December 31, 2003 (estimated)	$412

For the year ended December 31, 2003 (estimated)	$698

For the year ended December 31, 2004 (estimated)	$—

4.    Litigation

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

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to two such claims. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

5.     Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1 in this report and in the Company’s annual report on Form 10-K. For the three months ended March 31, 2002, the chemicals segment was composed of the chemicals business unit of Maxygen and the agriculture segment was composed of the agriculture business unit of Maxygen. For the three months ended March 31, 2003, the chemicals segment was composed of Codexis and the agriculture segment was composed of Verdia.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles and stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are allocated based on headcount.

The following table presents segment operating loss reconciled to reported net loss (in thousands):

	Three months ended March 31,
	2002	2003
Human therapeutics	$(4,057)	$(5,566)
Chemicals	(2,459)	476
Agriculture	(771)	1,125
All other	(1,408)	(480)

Total segment loss	$(8,695)	$(4,445)
Interest income, net	2,165	1,525
Stock compensation	(2,177)	(731)
Amortization of intangibles	(286)	(286)

Net loss	$(8,993)	$(3,937)

Net loss	$(8,993)	$(3,937)
Subsidiary preferred stock accretion	—	(319)

Net loss applicable to common stockholders	$(8,993)	$(4,256)

For the period ended March 31, 2003, interest income of $1.5 million includes $107,000 attributable to Codexis in the chemicals segment and $29,700 attributable to Verdia in the agriculture segment. The subsidiary preferred stock accretion is attributable to Codexis.

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. The following table presents revenues for each reporting segment (in thousands):

	Three months ended March 31,
	2002	2003
Human therapeutics	$4,930	$3,960
Chemicals	1,664	4,052
Agriculture	2,746	5,132
All other	—	—

Total revenue	$9,340	$13,144

Identifiable Assets

The following table presents identifiable assets for each reporting segment (in thousands):

	December 31,	March 31,
	2002	2003
Human therapeutics	$28,594	$25,718
Chemicals	27,207	28,938
Agriculture	11,928	13,050
All other	201,051	196,697

Total assets	$268,780	$264,403

Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors That May Affect Results of Operations and Financial Condition,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen and our wholly-owned subsidiaries, Maxygen ApS, Maxygen Holdings Ltd. and Verdia, Inc., as well as our majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

Revenue from strategic alliances and government grants increased from $30.5 million in 2001 to $41.8 million in 2002 and was $13.1 million in the three months ended March 31, 2003. Revenues may fluctuate from period to period because there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of March 31, 2003, our accumulated deficit was $166.6 million and total stockholders’ equity was $225.8 million. We have invested heavily in establishing our proprietary technologies and product candidates. These investments have contributed to the increases in our research and development expenses from $54.0 million in 2001 to $62.0 million in 2002 and were $14.0 million in the three months ended March 31, 2003. As of March 31, 2003 we had 273 employees, of whom approximately 84% were engaged in research and development. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments; intangible assets; collaborative, royalty and license arrangements; and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three months ended March 31,
	2002	2003
Research and development	$428	$189
General and administrative	571	166

Total deferred compensation amortization	$999	$355

Stock compensation expense in connection with the grant of stock options to consultants for the three months ended March 31, 2002 and 2003 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $179,000 was expensed in the three months ended March 31, 2002 and $6,000 was expensed in the three months ended March 31, 2003. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $920,000 was recognized as expense for the three months ended March 31, 2002 and $362,000 was recognized as expense for the three months ended March 31, 2003.

Results of Operations

Revenues

Our total revenues increased from $9.3 million in the three months ended March 31, 2003 to $13.1 million for the three months ended March 31, 2003. The net increase in collaborative research and development revenue was primarily due to the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred and the receipt of a $2.5 million payment from Hercules to terminate our collaboration agreement entered into with them in 2000, partially offset by the scheduled winding down of the funded research term of our collaboration with InterMune. We have no ongoing obligations related to these payments. The decline in grant revenue primarily reflects the expiration of a U.S. government grant from the Defense Advanced Research Projects Agency that began in 1999. In 2003, we expect our consolidated revenue to be in the range of $35 million to $40 million, consisting of collaboration revenue, grant revenue and royalties on product sales. This assumes the establishment of new collaborations and that the funded research terms of our collaborations with InterMune and Lundbeck will begin to wind down as scheduled.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis, Inc. are shown as Maxygen’s chemicals segment. The following table presents revenues for each operating segment (in thousands):

	Three months ended March 31,
	2002	2003
Human therapeutics	$4,930	$3,960
Chemicals	1,664	4,052
Agriculture	2,746	5,132

Total revenue	$9,340	$13,144

The decrease in revenue for our human therapeutics segment primarily reflects the scheduled winding down of the funded research term of our collaboration with InterMune. Revenue for our human therapeutics segment is expected to decrease over the next several quarters as the funded research terms of our collaborations with InterMune and Lundbeck begin to wind down as scheduled.

The increase in revenue for our agriculture segment (Verdia, Inc.) was primarily due to the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred. The increase in revenue for our chemicals segment (Codexis, Inc.) was primarily due to the receipt of a $2.5 million payment from Hercules to terminate our collaboration agreement entered into with them in 2000. We have no ongoing obligations related to these payments. Due to the non-recurring nature of the payments by Pioneer Hi-Bred and Hercules in the first quarter, revenue for our chemicals and agriculture segments are expected to decrease in the second quarter versus the first quarter.

Research and Development Expenses

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for collaborative projects funded by our collaborators and government grants was approximately 49% in the three months ended March 31, 2002 and 35% in the three months ended March 31, 2003. The decreased percentage of efforts on collaborative projects funded by our collaborators and government grants reflects scheduled reduced efforts in the InterMune collaboration, the termination of the Hercules agreement and the completion of a DARPA contract in September 2002. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for our own internally funded research projects was approximately 51% in the three months ended March 31, 2002 and 65% in the three months ended March 31, 2003. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic, agriculture and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Chemical and agricultural product candidates may be found ineffective, may cause undesirable side effects or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses decreased from $15.0 million in the three months ended March 31, 2002 to $14.0 million in the three months ended March 31, 2003. The decrease was primarily due to cost reduction measures announced in October 2002. Stock compensation expense related to research and development was $1.6 million in the three months ended March 31, 2002 and was $565,000 in the three months ended March 31, 2003. The decrease in stock compensation expenses was primarily the result of lower amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000. This deferred compensation is being amortized to expense over a three year graded vesting period. The deferred compensation is expected to be fully amortized to expense by September 2003.

Research and development expenses, excluding stock compensation expense, represented 160% of total revenues for the three months ended March 31, 2002 and 107% of total revenues for the three months ended March 31, 2003. The decrease was primarily due to the growth in our total revenues between periods combined with a modest decrease in research and development expenses.

We expect research and development expenses to remain constant or increase moderately during the balance of 2003 as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses were $3.1 million for the three months ended March 31, 2002 and the three months ended March 31, 2003. The general and administrative expenses for 2002 include a reimbursement of legal expenses of $657,000 received from the arbitration proceeding against Enchira Biotechnology Corporation. The effective decrease in general and administrative expenses between periods is the result of lower spending on legal expenses and investor relation programs in 2003.

General and administrative expenses, excluding stock compensation expense, represented 33% of total revenues for the three months ended March 31, 2002 and 23% of total revenues for the three months ended March 31, 2003. The decrease was due to the growth in our total revenues between periods.

We expect general and administrative expenses for 2003 will remain relatively consistent with the three months ended March 31, 2003 but may increase modestly as a result of increased professional fees, regulatory compliance and improvements to infrastructure.

Amortization of Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Upon adoption of SFAS 142 in January 2002, we stopped amortizing goodwill and assembled workforce. We will continue to amortize the purchased core technology over its three year useful life. Such amortization will be fully allocated to expense by September 2003. We recorded amortization expense of $286,000 in the three months ended March 31, 2002 and the three months ended March 31, 2003.

Net Interest and Other Income

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense. Net interest and other income decreased from $2.1 million in the three months ended March 31, 2002 to $1.5 million in the three months ended March 31, 2003. The decreases were due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities.

Equity in Net Loss of Joint Venture

Equity in net loss of joint venture reflects Maxygen’s share of the net loss of its joint venture, DeltaMax Cotton LLC, formed in May 2002, which is accounted for under the equity method of accounting. Equity in net losses of the joint venture was $500,000 for the three months ended March 31, 2003.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 for the three months ended March 31, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material effect on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. The Interpretation requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on our financial statements.

We enter into indemnification provisions under agreements with other companies in the ordinary course of business, typically with business partners, service providers and other contractors. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. In some cases we also indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the indemnified party’s activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 0021, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $146.9 million. In addition, our majority-owned subsidiary, Codexis, Inc., received $25 million from a private placement of its equity securities, $20 million from third party investors and $5 million from Maxygen. As of March 31, 2003, we had $225.5 million in cash, cash equivalents and marketable securities. This includes $35.2 million held by our subsidiaries Verdia and Codexis.

Net cash used in operating activities was $6.3 million for the three months ended March 31, 2002 and was $1.6 million for the three months ended March 31, 2003. Uses of cash in operating activities were primarily to fund operating losses.

Net cash provided by investing activities was $32.9 million for the three months ended March 31, 2002. Net cash use in investing activities was $21.7 million for the three months ended March 31, 2003. The cash provided during the three months ended March 31, 2002 was primarily from the maturities of available-for-sale securities. The cash used during the three months ended March 31, 2003 primarily represented purchases of available-for-sale securities net of the maturities of available-for-sale securities.

Additions of property and equipment were $1.0 million for the three months ended March 31, 2002 and were $496,000 for the three months ended March 31, 2003. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Maxygen and Delta and Pine Land Company are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million. During the three months ended March 31, 2003, we funded the joint venture through a capital contribution in the amount of $600,000, which reflects our 50% ownership interest.

Net cash provided by financing activities was $500,000 for the three months ended March 31, 2002 and was $109,000 for the three months ended March 31, 2003. The cash provided during the three months ended March 31, 2002 and 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations.

Since inception we have received $125.9 million in funding from our collaborators and from government grants, which includes $9.1 million of deferred revenue to be recognized over the next three years. Approximately $98.6 million was received from our collaborators and $27.3 million was received from government funding. Assuming our research efforts for existing collaborations and grants are expended for their full research terms, as of March 31, 2003 we had total committed funding of approximately $21.1 million remaining to be received over the next three years. Potential milestone payments from our existing collaborations could exceed $300 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss of approximately $45.0 million in 2001, $33.9 million in 2002 and $4.3 million in the three months ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of approximately $166.6 million. We expect to have net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term and, consequently, we do not expect to achieve profitability during the next several years.

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

We May Encounter Difficulties in Managing Our Operations. These Difficulties Could Increase Our Losses.

Our ability to manage our operations effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. These requirements have been increased as a result of the increasing operational independence of our majority-owned subsidiary Codexis, Inc. and our wholly-owned subsidiary Verdia. At present we provide a number of operational, financial and reporting services to Codexis and Verdia under services agreements. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and our ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

We Do Not Completely Control Codexis, and Codexis May Not Make Decisions That Are in the Best Interests of Maxygen Stockholders.

Codexis operates as an independent subsidiary of Maxygen. While we currently own 57% of Codexis, we do not have complete control of the operating and other decisions of Codexis. The interests of Codexis and its stockholders may not always coincide with our interests or the interests of our stockholders. Since Maxygen is currently required to consolidate the financial statements of Codexis with its own financial statements, Codexis may enter into agreements or conduct its operations in a manner that could have a direct material adverse impact on our financial statements and results of operations. Since Maxygen and Codexis presently operate from shared facilities, Codexis could conduct its operations in a manner that adversely affects our business or reputation in the community and/or in the biotechnology industry, making it more difficult to operate in the community, secure additional alliances and maintain existing collaborations. This could have an adverse impact on our ability to conduct business.

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

Health Care Reform and Restrictions on Reimbursements May Limit Our Returns on Pharmaceutical Products.

Our future products are expected to include pharmaceutical products. Our ability and that of our collaborators to commercialize pharmaceutical products developed with our technologies may depend in part on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last three years. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 31% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2003. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4

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

CEO and CFO Certifications.    Appearing immediately following the Signatures section of this report is the certification of our CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The section of the report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.    The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by Maxygen and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify errors, controls problems or acts of fraud. Our Internal Controls are evaluated on an ongoing basis by personnel in our Finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Conclusions.    Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, our chief executive officer, Russell J. Howard, and our then chief financial officer (now president), Simba Gill, together with certain underwriters of our initial public offering and secondary public offering of common stock. The lawsuit, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. An amended complaint was served on Maxygen and Drs. Howard and Gill in April 2002.

In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill; the remainder of the case remains pending.

We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously.

We are not currently a party to any other material pending legal proceedings.

ITEM 2

Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 1, 2003, we issued 9,843 shares of our common stock to a consultant in partial payment for consulting services rendered to us. On January 3, 2003, we issued 6,425 shares of our common stock to a second consultant in partial payment for consulting services rendered to us. There was no underwriter employed in connection with either of the transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through March 31, 2003, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $21.3 million;
•	repayment of indebtedness, $1.5 million;
•	working capital, $51.7 million; and
•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $26.5 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

Pre-Approval of Non-Audit Services

In connection with its selection of Ernst & Young LLP to serve as our independent auditors for the fiscal year ended December 31, 2003, the Audit Committee of the Board of Directors approved the following non-audit services to be performed by Ernst & Young LLP: (1) assistance and consultations regarding specified audit-related matters and (2) tax preparation and advisory work.

The Audit Committee has determined that the rendering of the audit-related and tax services described above by Ernst & Young LLP is compatible with maintaining the auditor’s independence.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibit is filed as part of this report:

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

May 13, 2003	By:	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer

May 13, 2003	By:	/s/ Lawrence W. Briscoe
Chief Financial Officer and Senior Vice President

Form of Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Russell J. Howard, certify that:

1. I	have reviewed this quarterly report on Form 10-Q of Maxygen, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer

Form of Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Lawrence W. Briscoe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxygen, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe Chief Financial Officer