Form 10-Q
period 2003-06-30
MAXYGEN INC
filed 2003-08-13
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, there were 34,795,625 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

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

PART I—FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2002	June 30, 2003
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,611	$30,424
Short-term investments	149,307	159,684
Grant and other receivables	7,427	5,829
Prepaid expenses and other current assets	2,406	2,126

Total current assets	226,751	198,063
Property and equipment, net	16,363	14,786
Goodwill	12,192	12,192
Other intangible assets, net of accumulated amortization of $2,737 at December 31, 2002 and $3,309 at June 30, 2003, respectively	698	126
Long-term investments	11,231	27,009
Deposits and other assets	1,545	1,687

Total assets	$268,780	$253,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,440	$1,433
Accrued compensation	2,576	3,891
Accrued legal expenses	945	691
Deferred rent	337	404
Other accrued liabilities	2,755	1,944
Deferred revenue	9,010	6,238
Current portion of equipment financing obligations	617	325

Total current liabilities	17,680	14,926
Deferred revenue	1,273	560
Other liabilities	628	358
Minority interest	20,000	20,638
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and June 30, 2003	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 34,504,447, and 34,767,281 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	3	3
Additional paid-in capital	393,491	394,557
Deferred stock compensation	(2,436)	(997)
Accumulated other comprehensive income	813	431
Accumulated deficit	(162,672)	(176,613)

Total stockholders’ equity	229,199	217,381

Total liabilities and stockholders’ equity	$268,780	$253,863

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Collaborative research and development revenue	$9,294	$6,703	$17,309	$19,015
Grant revenue	1,220	637	2,545	1,469

Total revenues	10,514	7,340	19,854	20,484
Operating expenses:
Research and development	15,381	13,777	30,352	27,812
General and administrative	3,185	3,314	6,249	6,368
Stock compensation expense (1)	1,951	730	4,128	1,461
Amortization of other intangible assets	286	286	572	572

Total operating expenses	20,803	18,107	41,301	36,213

Loss from operations	(10,289)	(10,767)	(21,447)	(15,729)
Interest and other income, net	1,807	1,303	3,972	2,828
Equity in net loss of joint venture	(229)	(540)	(229)	(1,040)

Net loss	$(8,711)	$(10,004)	$(17,704)	$(13,941)

Net loss	$(8,711)	$(10,004)	$(17,704)	$(13,941)
Subsidiary preferred stock accretion	—	(319)	—	(638)

Net loss applicable to common stockholders	$(8,711)	$(10,323)	$(17,704)	$(14,579)

Basic and diluted net loss per share applicable to common stockholders	$(0.26)	$(0.30)	$(0.53)	$(0.43)
Shares used in computing basic and diluted net loss per share	33,385	34,365	33,269	34,279
(1) Stock compensation expense related to the following:

Research and development	$1,511	$568	$3,092	$1,133
General and administrative	440	162	1,036	328

	$1,951	$730	$4,128	$1,461

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months ended June 30,
	2002	2003
Operating activities
Net loss	$(17,704)	$(13,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,537	3,318
Amortization of intangible assets	572	572
Equity in net loss of joint venture	229	1,040
Non-cash stock compensation	4,037	1,439
Common stock issued and stock options granted to consultants for services rendered	925	137
Changes in operating assets and liabilities:
Grant and other receivables	(1,943)	1,598
Prepaid expenses and other current assets	99	72
Deposits and other assets	(156)	29
Accounts payable	(1,570)	(7)
Accrued liabilities and deferred rent	1,775	94
Deferred revenue	398	(3,485)

Net cash used in operating activities	(10,801)	(9,134)

Investing activities
Purchases of available-for-sale securities	(18,877)	(117,686)
Maturities of available-for-sale securities	91,671	91,447
Investment in joint venture	(1,000)	(1,211)
Acquisition of property and equipment	(2,057)	(1,741)

Net cash provided by (used in) investing activities	69,737	(29,191)

Financing activities
Repayments under equipment financing obligation	(302)	(339)
Equity adjustment from foreign currency translation	756	(90)
Proceeds from issuance of common stock	1,179	1,567
Payments received on promissory notes	77	—

Net cash provided by financing activities	1,710	1,138

Net increase (decrease) in cash and cash equivalents	60,646	(37,187)
Cash and cash equivalents at beginning of period	48,388	67,611

Cash and cash equivalents at end of period	$109,034	$30,424

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2003 and for the three months and six months ended June 30, 2002 and June 30, 2003 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2002.

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

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 for the three months ended June 30, 2003 and $638,000 for the six months ended June 30, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

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

Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. For agreements entered into prior to June 30, 2003, payments received related to substantive, at-risk incentive milestones, if any, were recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Pursuant to EITF 00-21, for agreements entered into after June 30, 2003, payments received related to substantive, at-risk incentive milestones, if any, will be deferred and recognized as revenue over the remaining time of performance related to the payment, if any. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product. Royalties are recorded as earned in accordance with the contract terms when third party results are reliably measured and collectibility is reasonably assured.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Net loss applicable to common stockholders	$(8,711)	$(10,323)	$(17,704)	$(14,579)

Basic and diluted:
Weighted-average shares of common stock outstanding	34,185	34,666	34,130	34,611
Less: weighted-average shares subject to repurchase	(800)	(301)	(861)	(332)

Weighted-average shares used in computing basic and diluted net loss per share	33,385	34,365	33,269	34,279

Basic and diluted net loss per share	$(0.26)	$(0.30)	$(0.53)	$(0.43)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 8,931,000 at June 30, 2002 and 9,934,519 at June 30,

2003. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company’s right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month and six month periods ended June 30, 2002 and June 30, 2003 were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Net loss	$(8,711)	$(10,004)	$(17,704)	$(13,941)

Changes in unrealized gain (loss) on securities available-for-sale	(225)	(31)	(1,275)	(84)
Changes in foreign currency translation adjustments	2,107	51	1,942	(298)

Comprehensive loss	$(6,829)	$(9,984)	$(17,037)	$(14,323)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2002	June 30, 2003
Unrealized gains on securities available-for-sale	$322	$238
Foreign currency translation adjustments	491	193

Accumulated other comprehensive income	$813	$431

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 has not had a material effect on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF 00-21.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, including Financial Accounting Standards Board Interpretation 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the deemed fair value of the Company’s common stock at the date of grant and the exercise price of the option at that date. This amount is recorded as “deferred stock compensation” in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options. In accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

The following table illustrates the effect on reported net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Net loss applicable to common stockholders, as reported	$(8,711)	$(10,323)	$(17,704)	$(14,579)
Add: Stock based employee compensation cost included in the determination of net loss applicable to common stockholders, as reported	1,904	707	4,002	1,429
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,648)	(5,749)	(7,296)	(11,329)

Pro forma net loss applicable to common stockholders	$(10,455)	$(15,365)	$(20,998)	$(24,479)

Net loss per share applicable to common stockholders
Basic and diluted—as reported	$(0.26)	$(0.30)	$(0.53)	$(0.43)

Basic and diluted—pro forma	$(0.31)	$(0.45)	$(0.63)	$(0.71)

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of June 30, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$27,170	$—	$—	$27,170
Corporate bonds	160,320	261	(45)	160,536
U.S. government agency securities	6,447	10	—	6,457
Commercial paper	22,943	11	—	22,954

Total	216,880	282	(45)	217,117
Less amounts classified as cash equivalents	(30,424)	—	—	(30,424)

Total investments	$186,456	$282	$(45)	$186,693

Realized gains or losses on the sale of available-for-sale securities for the three month and six month periods ended June 30, 2002 and June 30, 2003 were insignificant.

At June 30, 2003, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$161,268	$161,513
Due after one year	25,188	25,180

	$186,456	$186,693

3. Intangible Assets

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31, 2002	June 30, 2003
Gross carrying value	$3,435	$3,435
Accumulated amortization	(2,737)	(3,309)

Net carrying value	$698	$126

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2002 (actual)	$1,144

For the three months ended March 31, 2003 (actual)	$286
For the three months ended June 30, 2003 (actual)	$286
For the remaining six months in the year ended December 31, 2003 (estimated)	$126

For the year ended December 31, 2003 (estimated)	$698

For the year ended December 31, 2004 (estimated)	$—

4. Collaborative Agreements

Roche

In May 2003, the Company announced the formation of a broad strategic alliance with Roche to collaborate on the global development and commercialization of next-generation interferon alpha and beta variants for a wide range of indications. The alliance will initially focus on the development of lead candidates for treatment of hepatitis B virus (HBV) and hepatitis C virus (HCV). Under the terms of the collaboration agreement, Roche has licensed worldwide commercialization rights to variant interferon alpha and beta product candidates for treatment of HBV and HCV. Subject to final regulatory approval, the Company will receive an initial payment, and will receive full research and development funding for the first two years of the collaboration and option fees. In addition, the Company is eligible to receive milestone payments and royalties based on product sales. The agreement also provides the companies with the option to expand the collaboration to encompass other interferon alpha and beta products for specific indications outside of HBV and HCV, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV. The Company retains the right to develop such product candidates while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. The Company has the option to co-fund development in the United States any product to which Roche acquires a license, in exchange for profit sharing or an increased royalty rate on sales of the applicable product.

On July 2, 2003, the Company received regulatory approval of the alliance with Roche and subsequently received an initial payment. Beginning in July 2003, the Company began to recognize revenue from this upfront payment as well as revenue from the collaborative research agreement.

5. Litigation

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

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs its “excess compensation claims” and certain other of its claims against the defendant underwriters as a result of the alleged actions of the defendant underwriters.

The tentative settlement is subject to review by all the defendant issuers and is subject to approval by the U.S. District Court. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to two such claims. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

6. Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1 in this report and in the Company’s annual report on Form 10-K. For the three and six months ended June 30, 2002, the chemicals segment was composed of the chemicals business unit of Maxygen and the agriculture segment was composed of the agriculture business unit of Maxygen. For the three and six months ended June 30, 2003, the chemicals segment was composed of Codexis and the agriculture segment was composed of Verdia.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles and stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are allocated based on headcount.

The following table presents segment operating loss reconciled to reported net loss (in thousands):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Human therapeutics	$(4,383)	$(6,413)	$(8,440)	$(11,979)
Chemicals	(1,762)	(2,488)	(4,221)	(2,013)
Agriculture	(862)	(1,022)	(1,633)	102
All other	(1,274)	(368)	(2,682)	(846)

Total segment loss	$(8,281)	$(10,291)	$(16,976)	$(14,736)
Interest income, net	1,807	1,303	3,972	2,828
Stock compensation	(1,951)	(730)	(4,128)	(1,461)
Amortization of intangibles	(286)	(286)	(572)	(572)

Total net loss	$(8,711)	$(10,004)	$(17,704)	$(13,941)

Net loss	$(8,711)	$(10,004)	$(17,704)	$(13,941)
Subsidiary preferred stock accretion	—	(319)	—	(638)

Net loss applicable to common stockholders	$(8,711)	$(10,323)	$(17,704)	$(14,579)

For the three months ended June 30, 2003, interest income of $1.3 million includes $62,000 attributable to Codexis in the chemicals segment and $38,000 attributable to Verdia in the agriculture segment. For the six months ended June 30, 2003, interest income of $2.8 million includes $169,000 attributable to Codexis in the chemicals segment and $68,000 attributable to Verdia in the agriculture segment. The subsidiary preferred stock accretion is attributable to Codexis.

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. The following table presents revenues for each reporting segment (in thousands).

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Human therapeutics	$5,094	$3,030	$10,023	$6,991
Chemicals	2,260	1,330	3,924	5,381
Agriculture	3,160	2,980	5,907	8,112

Total revenue	$10,514	$7,340	$19,854	$20,484

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2002	June 30, 2003
Human therapeutics	$28,594	$23,369
Chemicals	27,207	25,275
Agriculture	11,928	10,855
All other	201,051	194,364

Total assets	$268,780	$253,863

7. Subsequent Events

Avidia

On July 15, 2003 the Company contributed certain technology and invested $500,000 to form, with other third party investors, a new company, Avidia Research Institute. The Company has an equity interest of 46.7% in Avidia based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. We have strategic collaborations with leading companies including: Roche in interferon alpha and interferon beta therapies; Aventis Pasteur in novel vaccines; InterMune in next generation interferon gamma therapies; Lundbeck in interferon beta therapies for nervous system diseases, including multiple sclerosis; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Eli Lilly, Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation (a subsidiary of Nektar Therapeutics) for protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, as well as funding from U.S. government organizations including from the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen and our wholly-owned subsidiaries, Maxygen ApS, Maxygen Holdings Ltd. and Verdia, Inc., as well as our majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

Revenue from strategic alliances and government grants increased from $30.5 million in 2001 to $41.8 million in 2002 and was $20.5 million in the six months ended June 30, 2003. Revenues may fluctuate from period to period because there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of June 30, 2003, our accumulated deficit was $177 million and total stockholders’ equity was $217 million. We have invested heavily in establishing our proprietary technologies and product candidates. These investments have contributed to the increases in our research and development expenses from $54.0 million in 2001 to $62.0 million in 2002 and were $27.8 million in the six months ended June 30, 2003. As of June 30, 2003 we had 272 employees, of whom approximately 84% were engaged in research and development. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Research and development	$408	$182	$837	$371
General and administrative	415	162	987	328

Total deferred compensation amortization	$823	$344	$1,824	$699

Stock compensation expense in connection with the grant of stock options to consultants for the three and six months ended June, 2002 and 2003 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $160,000 and $338,000 was expensed in the three and six months ended June 30, 2002 and $1,000 and $8,000 in the comparable periods for 2003. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount is being amortized to expense over a three-year graded vesting period. A total of $920,000 and $1.8 million was recognized as expense for the three and six months ended June 30, 2002, and $362,000 and $723,000 in the comparable periods for 2003.

Results of Operations

Revenues

Our total revenues were $10.5 million and $19.9 million in the three and six months ended June 30, 2002 and $7.3 million and $20.5 million for the comparable periods in 2003. The net decrease in collaborative research and development revenue for the three month periods is primarily due to the decrease in partner funding as the funded research terms of the Company’s collaborations with InterMune and Lundbeck wind down on schedule. For the six months, the net increase in collaborative research and development revenue is due to the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred and the receipt of a $2.5 million payment from Hercules to terminate our collaboration agreement both in the first quarter of 2003, offset by the scheduled winding down of the funded research terms of our collaborations with InterMune and Lundbeck. We have no ongoing obligations related to the payments received from Pioneer Hi-Bred and Hercules. The decline in grant revenue primarily reflects the expiration of a U.S. government grant from the Defense Advanced Research Projects Agency that began in 1999 and ended in September 2002. In 2003, we expect our consolidated revenue to be in the range of $35 million to $40 million, consisting of collaboration revenue, grant revenue and royalties on product sales.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis, Inc. are shown as Maxygen’s chemicals segment and Verdia, Inc. are shown as Maxygen’s agriculture segment. The following table presents revenues for each operating segment (in thousands).

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Human therapeutics	$5,094	$3,030	$10,023	$6,991
Chemicals	2,260	1,330	3,924	5,381
Agriculture	3,160	2,980	5,907	8,112

Total revenue	$10,514	$7,340	$19,854	$20,484

The decrease in revenue for our human therapeutics segment primarily reflects the scheduled winding down of the funded research terms of our collaborations with InterMune and Lundbeck. Revenue for our human therapeutics segment is expected to increase in the third quarter as revenue from the new collaboration with Roche is recognized, offset in part by the continued scheduled wind down of the funded research terms of our collaborations with InterMune and Lundbeck.

The decrease in revenue for our chemicals segment (Codexis) between quarters ended June 30, is due to milestone payments recognized in Q2 2002 relating to the Pfizer collaboration and the termination of the Hercules collaboration in Q1 2003. The increase in revenue for our chemicals segment for the six month period was primarily due to the receipt of a $2.5 million payment from Hercules to terminate our collaboration agreement entered into with them in 2000. We have no ongoing obligations related to this payment. The decrease in revenue for our agriculture segment (Verdia) for the three month period is primarily due to a reduction in collaboration revenue from Syngenta. The increase in revenue for our agriculture segment for the six month period was primarily due to the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred and an increase in revenue from DeltaMax.

Research and Development Expenses

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for collaborative projects funded by our collaborators and government grants was 51% and 50% for the three and six months ended June 30, 2002 and 34% and 35% for the comparable periods in 2003. The decreased percentage of efforts on collaborative projects funded by our collaborators and government grants reflects scheduled reduced efforts in the InterMune and Lundbeck collaborations, the completion of a DARPA contract in September 2002, and the termination of the Hercules agreement. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for our own internally funded research projects was 49% and 50% for the three and six months ended June 30, 2002 and 66% and 65% for the comparable periods in 2003. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic, agriculture and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Chemical and agricultural product candidates may be found ineffective or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our product development plan. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses decreased from $15.4 million and $30.4 million in the three and six months ended June 30, 2002 to $13.8 million and $27.8 million in the comparable periods of 2003.

The decrease was primarily due to the impact of cost reduction measures announced in October 2002. Stock compensation expense related to research and development was $1.5 million and $3.1 million for the three and six months ended June 30, 2002 and $568,000 and $1.1 million for the comparable periods of 2003. The decrease in stock compensation expenses was primarily the result of lower amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000. This deferred compensation is being amortized to expense over a three year graded vesting period. The deferred compensation is expected to be fully amortized to expense by September 2003.

On May 8, 2000, we acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition we issued 39,600 shares of our common stock. Pursuant to the terms of the acquisition agreement, 18,500 shares of our common stock were being held in escrow until such time contingencies regarding the patents related to the acquired technology were resolved. In 2000, we recorded a charge for acquired in-process research and development of $912,000 representing the fair market value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. On May 8, 2003, the contingencies regarding the patents related to the acquired technology were resolved and the shares held in escrow were delivered to the sellers. Accordingly, a charge of $144,000 was included in Research and Development Expenses for the period ended June 30, 2003 representing the fair value of the 18,500 shares delivered to the sellers.

Research and development expenses, excluding stock compensation expense, represented 146% and 153% of total revenues for the three and six months ended June 30, 2002 and 188% and 136% of total revenues for the comparable periods in 2003. The increase in the three month period relates to the decline in our total revenue between the periods. The decrease in the six month period relates principally to the reduction of research and development expenditures.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses increased from $3.2 million and $6.2 million for the three and six months ended June 30, 2002 to $3.3 million and $6.4 million in the comparable periods of 2003. The increase in total general and administrative expenses is primarily due to an increase in 2003 in insurance premiums and professional service costs offset by lower headcount, reduced spending on legal expenses and investor relation programs and the reimbursement of legal expenses of $657,000 received in the first quarter of 2002 resulting from the arbitration proceeding against Enchira Technology Corporation.

General and administrative expenses, excluding stock compensation expense, represented 30% and 31% for the three and six months ended June 30, 2002 and 45% and 31% in the comparable periods of 2003. The increase in the three month period relates to the decline in our total revenue between the periods.

We expect general and administrative expenses for 2003 will remain relatively consistent with the three months ended June 30, 2003 but may increase modestly as a result of increased professional fees, regulatory compliance and improvements to infrastructure.

Amortization of Other Intangible Assets

We amortize the core technology purchased in our August 2000 acquisition of Maxygen ApS over its three year useful life. Such amortization will be fully allocated to expense by September 2003. We recorded amortization expense of $286,000 and $572,000 for the three and six months ended June 30, 2002 and June 30, 2003.

Interest and Other Income, Net

Net interest income represents income earned on our cash, cash equivalents and marketable securities net of interest expense on our equipment leases. Net interest and other income decreased from $1.8 million and $4.0 million in the three and six months ended June 30, 2002 to $1.3 million and $2.8 million for the comparable periods in 2003. The decreases were due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities.

Equity in Net Loss of Joint Venture

Equity in net loss of joint venture reflects Maxygen’s 50% share of the net loss of its joint venture, DeltaMax Cotton LLC, formed in May 2002, which is accounted for under the equity method of accounting. Equity in net losses of the joint venture increased from $229,000 for the three and six months ended June 30, 2002 to $540,000 and $1.0 million for the comparable periods in 2003. The increase in net loss in 2003 is due to the joint venture being fully operational for the entire three and six month periods of 2003.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 and $638,000 for the three and six months ended June 30, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

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

In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF 00-21.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $156.3 million. In addition, our majority-owned subsidiary, Codexis, Inc., received $25 million from a private placement of its equity securities, $20 million from third party investors and $5 million from Maxygen. As of June 30, 2003, we had $217.1 million in cash, cash equivalents and marketable securities. This includes $29.6 million held by our subsidiaries Verdia and Codexis.

Net cash used in operating activities was $10.8 million for the six months ended June 30, 2002 and was $9.1 million for the six months ended June 30, 2003. Uses of cash in operating activities were primarily to fund operating losses.

Net cash provided by investing activities was $69.7 million for the six months ended June 30, 2002. Net cash use in investing activities was $29.1 million for the six months ended June 30, 2003. The cash provided during the six months ended June 30, 2002 was primarily from the maturities of available-for-sale securities. The cash used during the six months ended June 30, 2003 primarily represented purchases of available-for-sale securities net of the maturities of available-for-sale securities.

Additions of property and equipment were $2.1 million for the six months ended June 30, 2002 and were $1.7 million for the six months ended June 30, 2003. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Maxygen and Delta and Pine Land Company are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million. During the six months ended June 30, 2003, we funded the joint venture through a capital contribution in the amount of $1.2 million, which reflects our 50% ownership interest.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2002 and was $1.1 million for the six months ended June 30, 2003. The cash provided during the six months ended June 30, 2002 and 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations.

Since inception we have received $131.3 million in funding from our collaborators and from government grants, which includes $6.6 million of deferred revenue to be recognized over the next three years. Approximately $103.3 million was received from our collaborators and $28.0 million was received from government funding. Assuming our research efforts for existing collaborations and grants are expended for their full research terms, as of June 30, 2003 we had total committed funding of approximately $25.0 million remaining to be received over the next three years. Potential milestone payments from our existing collaborations could exceed $308 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss applicable to common stockholders of approximately $45.0 million in 2001, $33.9 million in 2002 and $14.6 million in the six months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $176.6 million. We expect to have net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our contract revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of our potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term and, consequently, we do not expect to achieve profitability during the next several years.

Our Business and Our Ability to Grow Revenues has been Adversely Impacted by the Economic Slowdown and Related Uncertainties Affecting Markets in Which We Operate.

Adverse economic conditions worldwide have contributed to a slowdown in the biotechnology industry and impacted our business resulting in:

•	reduced demand for our technology and the products resulting therefrom;

•	increased competition for a decreasing number of research and development collaborations and joint ventures; and

•	a significant reduction in the ability of biotechnology companies to raise capital.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 29% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended June 30, 2003. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4

CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report.

Appearing as Exhibits 32.1 and 32.2 of this report is the certification of our CEO and CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting (“Internal Controls”), which consists of control processes designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. Our management, including our CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Maxygen have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by Maxygen and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we sought to identify errors, controls problems or acts of fraud. Elements of our controls are also evaluated on an ongoing basis by personnel in our Finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because item 5 in the certifications of our CEO and CFO require that the CEO and CFO disclose that information to our Audit Committee and to our independent auditors and to report on related matters in this section of the report.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

During the fiscal period covered by this report there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

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

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receiver over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs its “excess compensation claims” and certain other of its claims against the defendant underwriters as a result of the alleged actions of the defendant underwriters.

The tentative settlement is subject to review by all the defendant issuers and is subject to approval by the U.S. District Court. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On May 8, 2003 we issued a total of 32,139 shares of our common stock to a total of four consultants in partial payment for consulting services rendered to us. There was no underwriter employed in connection with any of the above described transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through June 30, 2003, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $22.6 million;

•	repayment of indebtedness, $1.7 million;

•	working capital, $59.3 million; and

•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $17.4 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 12, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the one management proposal was approved by the stockholders.

(a) The stockholders reelected the six nominees for the Company’s Board of Directors:

Candidate	Shares Voted For Candidate	Shares Withheld
Russell J. Howard	26,862,893	2,990,510
Isaac Stein	28,429,191	1,424,212
Robert J. Glaser	29,647,491	205,912
M.R.C. Greenwood	29,692,205	161,198
Ernest Mario	29,480,614	372,789
Gordon Ringold	29,482,789	370,614

(b) The stockholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003:

Shares voted for	28,026,927
Shares voted against	203,433
Shares abstaining	1,623,043
Broker non-votes	0

ITEM 5

OTHER INFORMATION

Not applicable.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed during the quarter ended June 30, 2003

On April 27, 2003 Maxygen filed a report on Form 8-K (items 7 and 12), attaching thereto a press release reporting its first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 13, 2003	By:	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer

August 13, 2003	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe Chief Financial Officer