Form 10-Q
period 2003-09-30
MAXYGEN INC
filed 2003-11-14
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒             No ☐

As of November 1, 2003, there were 34,857,642 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

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

Maxygen is a registered trademark of Maxygen, Inc. MolecularBreeding is a trademark of Maxygen, Inc. Verdia is a trademark of Verdia, Inc. Codexis is a trademark of Codexis, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2002	September 30, 2003
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,611	$32,676
Short-term investments	149,307	116,068
Grant and other receivables	7,427	7,505
Prepaid expenses and other current assets	2,406	1,787

Total current assets	226,751	158,036
Property and equipment, net	16,363	14,526
Goodwill	12,192	12,192
Other intangible assets, net of accumulated amortization of $2,737 at December 31, 2002 and $3,435 at September 30, 2003, respectively	698	—
Long-term investments	11,231	61,132
Deposits and other assets	1,545	1,668

Total assets	$268,780	$247,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,440	$1,743
Accrued compensation	2,576	4,588
Accrued legal expenses	945	391
Deferred rent	337	439
Other accrued liabilities	2,755	1,935
Deferred revenue	9,010	6,909
Current portion of equipment financing obligations	617	132

Total current liabilities	17,680	16,137
Deferred revenue	1,273	1,041
Other liabilities	628	232
Minority interest	20,000	20,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and September 30, 2003	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,504,447, and 34,868,008 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	3	3
Additional paid-in capital	393,491	395,032
Deferred stock compensation	(2,436)	(611)
Accumulated other comprehensive income	813	382
Accumulated deficit	(162,672)	(185,550)

Total stockholders’ equity	229,199	209,256

Total liabilities and stockholders’ equity	$268,780	$247,554

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Collaborative research and development revenue	$10,435	$7,832	$27,744	$26,847
Grant revenue	1,273	669	3,818	2,138

Total revenues	11,708	8,501	31,562	28,985
Operating expenses:
Research and development	15,849	14,298	46,201	42,110
General and administrative	3,309	2,693	9,558	9,061
Stock compensation expense (1)	1,311	404	5,439	1,865
Amortization of other intangible assets	286	126	858	698

Total operating expenses	20,755	17,521	62,056	53,734

Loss from operations	(9,047)	(9,020)	(30,494)	(24,749)
Interest and other income, net	2,294	1,056	6,266	3,884
Equity in net loss of joint venture and minority interests	(538)	(973)	(767)	(2,013)

Net loss	$(7,291)	$(8,937)	$(24,995)	$(22,878)

Net loss	$(7,291)	$(8,937)	$(24,995)	$(22,878)
Subsidiary preferred stock accretion	—	(319)	—	(957)

Net loss applicable to common stockholders	$(7,291)	$(9,256)	$(24,995)	$(23,835)

Basic and diluted net loss per share applicable to common stockholders	$(0.22)	$(0.27)	$(0.75)	$(0.69)
Shares used in computing basic and diluted net loss per share	33,757	34,667	33,339	34,338
(1) Stock compensation expense related to the following:
Research and development	$973	$286	$4,065	$1,419
General and administrative	338	118	1,374	446

	$1,311	$404	$5,439	$1,865

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months ended September 30,
	2002	2003
Operating activities
Net loss	$(24,995)	$(22,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,945	4,961
Amortization of intangible assets	858	698
Equity in net loss of joint venture and minority interests	767	2,012
Non-cash stock compensation	5,705	1,828
Common stock issued and stock options granted to consultants for services rendered	1,258	306
Changes in operating assets and liabilities:
Grant and other receivables	420	(78)
Prepaid expenses and other current assets	639	411
Deposits and other assets	(406)	76
Accounts payable	(1,522)	303
Accrued liabilities and deferred rent	2,524	399
Deferred revenue	(1,392)	(2,333)

Net cash used in operating activities	(12,199)	(14,295)

Investing activities
Purchases of available-for-sale securities	(18,413)	(165,256)
Maturities of available-for-sale securities	152,663	148,549
Investment in joint venture and minority interests	(1,000)	(2,211)
Acquisition of property and equipment	(3,857)	(3,124)

Net cash provided by (used in) investing activities	129,393	(22,042)

Financing activities
Repayments under equipment financing obligation	(460)	(540)
Equity adjustment from foreign currency translation	581	(178)
Minority investment	10,000	(69)
Proceeds from issuance of common stock	1,828	2,189
Payments received on promissory notes	339	—

Net cash provided by financing activities	12,288	1,402

Net increase (decrease) in cash and cash equivalents	129,482	(34,935)
Cash and cash equivalents at beginning of period	48,388	67,611

Cash and cash equivalents at end of period	$177,870	$32,676

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2003 and for the three months and nine months ended September 30, 2002 and September 30, 2003 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented.

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

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 for the three months ended September 30, 2003 and $957,000 for the nine months ended September 30, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

The investment in the Company’s joint venture with Delta and Pine Land Company, called DeltaMax Cotton LLC, in which the Company has an equity interest of 50%, is being accounted for under the equity method of accounting.

The investment in Avidia Research Institute, formed by the Company and several outside investors in July, 2003, in which the Company has an equity interest of 46.7%, is being accounted for under the equity method of accounting.

Revenue Recognition

The Company recognizes revenue from multiple element arrangements under collaborative research agreements, which include research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Revenue related to collaborative research payments with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in each respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received related to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

The Company receives royalties from licensees, which are typically based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Net loss applicable to common stockholders	$(7,291)	$(9,256)	$(24,995)	$(23,835)
Basic and diluted:
Weighted-average shares of common stock outstanding	34,341	34,822	34,200	34,611
Less: weighted-average shares subject to repurchase	(584)	(155)	(861)	(273)

Weighted-average shares used in computing basic and diluted net loss per share	33,757	34,667	33,339	34,338

Basic and diluted net loss per share	$(0.22)	$(0.27)	$(0.75)	$(0.69)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 9,146,000 at September 30, 2002 and 9,970,309 at September 30, 2003. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company’s right of repurchase.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month and nine month periods ended September 30, 2002 and September 30, 2003 were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Net loss	$(7,291)	$(8,937)	$(24,995)	$(22,878)

Changes in unrealized gain (loss) on securities available-for-sale	(228)	39	(1,503)	(45)
Changes in foreign currency translation adjustments	(1,093)	(88)	847	(386)

Comprehensive loss	$(8,612)	$(8,986)	$(25,651)	$(23,309)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2002	September 30, 2003
Unrealized gains on securities available-for-sale	$322	$277
Foreign currency translation adjustments	491	105

Accumulated other comprehensive income	$813	$382

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning on or after July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, including Financial Accounting Standards Board Interpretation 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the deemed fair value of the Company’s common stock at the date of grant and the exercise price of the option at that date. This amount is recorded as “deferred stock compensation” in the Consolidated Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options. In accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Net loss applicable to common stockholders, as reported	$(7,291)	$(9,256)	$(24,995)	$(23,835)
Add: Stock based employee compensation cost included in the determination of net loss applicable to common stockholders, as reported	1,304	382	5,163	1,811
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(8,693)	(4,630)	(22,326)	(10,303)

Pro forma net loss applicable to common stockholders	$(14,680)	$(13,504)	$(42,158)	$(32,327)

Net loss per share applicable to common stockholders
Basic and diluted—as reported	$(0.22)	$(0.27)	$(0.75)	$(0.69)
Basic and diluted—pro forma	$(0.43)	$(0.39)	$(1.26)	$(0.94)

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of September 30, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$32,676	$—	$—	$32,676
Corporate bonds	157,239	307	(48)	157,498
U.S. government agency securities	8,197	14	—	8,211
Commercial paper	11,489	2	—	11,491

Total	209,601	323	(48)	209,876
Less amounts classified as cash equivalents	(32,676)	—	—	(32,676)

Total investments	$176,925	$323	$(48)	$177,200

Realized gains or losses on the sale of available-for-sale securities for the three month and nine month periods ended September 30, 2002 and September 30, 2003 were insignificant.

At September 30, 2003, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$115,968	$116,068
Due after one year	60,957	61,132

	$176,925	$117,200

3. Intangible Assets

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31, 2002	September 30, 2003
Gross carrying value	$3,435	$3,435
Accumulated amortization	(2,737)	(3,435)

Net carrying value	$698	$—

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2002 (actual)	$1,144
For the nine months ended September 30, 2003 (actual)	$698
For the remaining three months in the year ended December 31, 2003	—

For the year ended December 31, 2003	$698

4. Collaborative Agreements

Roche

In May 2003, the Company announced the formation of a broad strategic alliance with Roche to collaborate on the global development and commercialization of next-generation interferon alpha and beta variants for a wide range of indications. The alliance will initially focus on the development of lead candidates for treatment of hepatitis B virus (HBV) and hepatitis C virus (HCV). Under the terms of the collaboration agreement, Roche has licensed worldwide commercialization rights to variant interferon alpha and beta product candidates for treatment of HBV and HCV. The Company has received an initial payment and research and development funding. The Company is also entitled to receive research and development funding for the first two years of the collaboration and option fees. In addition, the Company is eligible to receive milestone payments, and royalties based on product sales. The agreement also provides the companies with the option to expand the collaboration to encompass other interferon alpha and beta products for specific indications outside of HBV and HCV, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV. The Company retains the right to develop such product candidates while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. The Company has the option to co-fund development in the United States of any product to which Roche acquires a license, in exchange for profit sharing or an increased royalty rate on sales of the applicable product.

5. Establishment of Avidia Research Institute

On July 15, 2003 the Company contributed certain technology and invested $500,000 to form a new company, Avidia Research Institute, with other third party investors. The Company has an equity interest of 46.7% in Avidia based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. The Company’s investment in Avidia is being accounted for under the equity method of accounting and results recorded as a component of equity in net loss of joint venture and minority interests in the Condensed Consolidated Statement of Operations.

6. Litigation

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending.

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs its “excess compensation claims” and certain other of its claims against the defendant underwriters as a result of the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, the Company’s business would be significantly harmed.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to three such claims. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

7. Segment Information

The Company has four reportable segments: human therapeutics, agriculture, chemicals and all other. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1 in this report and in the Company’s annual report on Form 10-K. For the three months ended March 31, 2002, the chemicals segment was composed of the chemicals business unit of Maxygen and the agriculture segment was composed of the agriculture business unit of Maxygen. For the three months ended September 30, 2002, the final six months of the nine months ended September 30, 2002 and for the three and nine months ended September 30, 2003, the chemicals segment was composed of Codexis and the agriculture segment was composed of Verdia.

Segment Earnings

The Company evaluates the performance of its operating segments without considering the effects of net interest expense and income, amortization of intangibles and stock compensation expense, all which are managed by corporate headquarters. Corporate administrative costs including depreciation and amortization expense are primarily allocated based on headcount.

The following table presents segment operating loss reconciled to reported net loss (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Human therapeutics	$(4,096)	$(5,818)	$(12,536)	$(17,799)
Chemicals	(2,484)	(2,635)	(6,705)	(4,648)
Agriculture	(854)	(898)	(2,487)	(795)
All other	(554)	(112)	(3,236)	(957)

Total segment loss	$(7,988)	$(9,463)	$(24,964)	$(24,199)

Interest income, net	2,294	1,056	6,266	3,884
Stock compensation	(1,311)	(404)	(5,439)	(1,865)
Amortization of intangibles	(286)	(126)	(858)	(698)

Total net loss	$(7,291)	$(8,937)	$(24,995)	$(22,878)

Net loss	$(7,291)	$(8,937)	$(24,995)	$(22,878)
Subsidiary preferred stock accretion	—	(319)	—	(957)

Net loss applicable to common stockholders	$(7,291)	$(9,256)	$(24,995)	$(23,835)

For the three months ended September 30, 2003, interest income of $1.1 million includes $65,000 attributable to Codexis in the chemicals segment and $28,000 attributable to Verdia in the agriculture segment. For the nine months ended September 30, 2003, interest income of $3.9 million includes $234,000 attributable to Codexis in the chemicals segment and $96,000 attributable to Verdia in the agriculture segment. The subsidiary preferred stock accretion is attributable to Codexis.

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. The following table presents revenues for each reporting segment (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Human therapeutics	$6,332	$3,694	$16,356	$10,684
Chemicals	1,625	1,358	5,549	6,740
Agriculture	3,751	3,449	9,657	11,561

Total revenue	$11,708	$8,501	$31,562	$28,985

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2002	September 30, 2003
Human therapeutics	$28,594	$24,780
Chemicals	27,207	23,247
Agriculture	11,928	9,505
All other	201,051	190,022

Total assets	$268,780	$247,554

7. Subsequent Event

In October 2003 the Company reached an agreement with H. Lundbeck A/S (“Lundbeck”) to acquire all rights previously licensed to Lundbeck for the Company’s interferon beta product candidate for centeral nervous system diseases, including multiple sclerosis. The companies agreed to transfer to the Company all rights held by Lundbeck with regard to the improved interferon beta product candidate. Lundbeck has retained a financial interest in this product candidate.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Maxygen was founded in May 1996 and began operations in March 1997. To date, we have generated revenues from research collaborations with agriculture, pharmaceutical, petroleum, and chemical companies and from government grants. We have strategic collaborations with leading companies including: Roche in interferon alpha and interferon beta therapies; Aventis Pasteur in novel vaccines; InterMune in next generation interferon gamma therapies; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Eli Lilly, Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation (a subsidiary of Nektar Therapeutics) for protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, as well as funding from U.S. government organizations including from the Defense Advanced Research Projects Agency (“DARPA”), the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen and our wholly-owned subsidiaries, Maxygen ApS, Maxygen Holdings Ltd. and Verdia, Inc., as well as our majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

Revenue from strategic alliances and government grants increased from $30.5 million in 2001 to $41.8 million in 2002 and was $29.0 million in the nine months ended September 30, 2003. Revenues may fluctuate from period to period because there can be no assurance that these collaborations will continue for their initial term or beyond.

We have incurred significant losses since our inception. As of September 30, 2003, our accumulated deficit was $185.6 million and total stockholders’ equity was $209.3 million. We have invested heavily in establishing our proprietary technologies and product candidates. These investments have contributed to the increases in our research and development expenses from $54.0 million in 2001 to $62.0 million in 2002 and were $42.1 million in the nine months ended September 30, 2003. As of September 30, 2003 we had 276 employees, of whom approximately 84.8% were engaged in research and development. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Research and development	$338	$144	$1,174	$514
General and administrative	338	118	1,324	446

Total deferred compensation amortization	$676	$262	$2,498	$960

We expect to fully amortize to expense the remaining deferred compensation relating to the grant of stock options to employees before our initial public offering by August 2004. Stock compensation expense in connection with the grant of stock options to consultants for the three and nine months ended September 30, 2002 and 2003 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount is being amortized over the remaining vesting period of the options, of which $82,000 and $420,000 was expensed in the three and nine months ended September 30, 2002 and $0 and $8,000 was expensed in the comparable periods for 2003. For the shares exchanged that had a right of repurchase, deferred compensation of $13.1 million was recorded. This amount was amortized to expense over a three-year graded vesting period. A total of $548,000 and $2.4 million was recognized as expense for the three and nine months ended September 30, 2002, and $121,000 and $844,000 in the comparable periods for 2003. The deferred compensation relating to the shares subject to repurchase was fully amortized to expense in July 2003.

Results of Operations

Revenues

Our total revenues were $11.7 million and $31.6 million in the three and nine months ended September 30, 2002 and $8.5 million and $29.0 million for the comparable periods in 2003. The decrease in collaborative research and development revenue for the three month periods is primarily due to the decrease in partner funding as the funded research terms of the Company’s collaborations with InterMune and Lundbeck wind down on schedule, offset in part by collaborative research and development revenue from the Company’s collaboration with Roche, which began in July 2003. For the nine month periods, the decrease is primarily due to the decrease in partner funding as the funded research terms of the Company’s collaborations with InterMune and Lundbeck wind down on schedule, offset in part by revenue from the Roche collaboration, the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred and the receipt of a $2.5 million payment from Hercules to terminate our collaboration agreement. We have no ongoing obligations related to these payments received from Pioneer Hi-Bred and Hercules during the first quarter of 2003. The decline in grant revenue primarily reflects the expiration of a U.S. government grant from the Defense Advanced Research Projects Agency that began in 1999 and ended in September 2002. In 2003, we expect our consolidated revenue, consisting of collaboration revenue, grant revenue and royalties on product sales to be in the range of $35 million to $40 million.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis, Inc. are shown as Maxygen’s chemicals segment and results of Verdia, Inc. are shown as Maxygen’s agriculture segment. The following table presents revenues for each operating segment (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Human therapeutics	$6,332	$3,694	$16,356	$10,684
Chemicals	1,625	1,358	5,549	6,740
Agriculture	3,751	3,449	9,657	11,561

Total revenue	$11,708	$8,501	$31,562	$28,985

The decrease in revenue for our human therapeutics segment primarily reflects the scheduled winding down of the funded research terms of our collaborations with InterMune and Lundbeck. Revenue for our human therapeutics segment in the fourth quarter is expected to remain consistent with revenue for the three months ended September 30, 2003.

The decrease in revenue for our chemicals segment (Codexis) between the three months ended September 30, 2002 and the three months ended September 30, 2003 is primarily due to the termination of the Hercules collaboration in the first quarter of 2003. The increase in revenue for our chemicals segment for the nine month period was primarily due to the receipt of a $2.5 million payment from Hercules in the first quarter of 2003 to terminate our collaboration agreement with it. We have no ongoing obligations related to this payment.

The decrease in revenue for our agriculture segment (Verdia) between the three months ended September 30, 2002 and the three months ended September 30, 2003 is primarily due to a reduction in collaboration revenue from Syngenta. The increase in revenue for our agriculture segment for the nine month period was primarily due to the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred in the first quarter of 2003 and an increase in revenue from DeltaMax. We have no ongoing obligations relating to the Pioneer Hi-Bred milestone payment.

Research and Development Expenses

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for collaborative projects funded by our collaborators and government grants was 50% and 49% for the three and nine months ended September 30, 2002 and 40% and 36% for the comparable periods in 2003. The decreased percentage of efforts on collaborative projects funded by our collaborators and government grants reflect the scheduled wind down of the research terms of our InterMune and Lundbeck collaborations, the completion of a DARPA contract in September 2002, and the termination of the Hercules collaboration. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for our own internally funded research projects was 50% and 51% for the three and nine months ended September 30, 2002 and 60% and 64% for the comparable periods in 2003. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic, agriculture and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Chemical and agricultural product candidates may be found ineffective, may fail to receive any necessary regulatory approvals or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our product development plan. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses decreased from $15.8 million and $46.2 million in the three and nine months ended September 30, 2002 to $14.3 million and $42.1 million in the comparable periods of 2003. The decrease was primarily due to the impact of cost reduction measures announced in October 2002. Stock compensation expense related to research and development was $973,000 and $4.1 million for the three and nine months ended September 30, 2002 and $286,000 and $1.4 million for the comparable periods of 2003. The decrease in stock compensation expenses was primarily the result of lower amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 and the deferred compensation related to the grant of stock options to employees before our initial public offering. The deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 was being amortized to expense over a three year graded vesting period. This deferred compensation was fully amortized to expense in July 2003. The deferred compensation related to the grant of stock options to employees before our initial public offering is being amortized using a graded vesting method. It is expected to be fully amortized to expense by August 2004.

On May 8, 2000, we acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition we issued 39,600 shares of our common stock. Pursuant to the terms of the acquisition agreement, 18,500 shares of our common stock were held in escrow until such time as contingencies regarding the acquired technology patents were resolved. In 2000, we recorded a charge for acquired in-process research and development of $912,000 representing the fair market value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. On May 8, 2003, the contingencies regarding the patents related to the acquired technology were resolved and the shares held in escrow were delivered to the sellers. Accordingly, a charge of $144,000 is included in research and development expenses for the nine months ended September 30, 2003, representing the fair value of the 18,500 shares delivered to the sellers.

Research and development expenses, excluding stock compensation expense, represented 135% and 146% of total revenues for the three and nine months ended September 30, 2002 and 168% and 145% of total revenues for the comparable periods in 2003. The increase between the three month periods is primarily due to the decline in our total revenue between the periods. The decrease between the nine month periods is primarily due to the reduction of research and development expenditures, offset in part by the decline in our total revenue between the periods.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses decreased from $3.3 million and $9.6 million for the three and nine months ended September 30, 2002 to $2.7 million and $9.0 million in the comparable periods of 2003. The decrease in total general and administrative expenses between the three month periods is primarily due to lower legal costs and reduced headcount. The decrease between the nine month periods is primarily due to lower legal costs, lower spending on public relations, and reduced headcount, offset in part by the reimbursement of legal expenses of $657,000 received in the first quarter of 2002 resulting from the arbitration proceeding against Enchira Biotechnology Corporation.

General and administrative expenses, excluding stock compensation expense, represented 28% and 30% of total revenues for the three and nine months ended September 30, 2002 and 32% and 31% of total revenues in the comparable periods of 2003. The increase in the three and nine month periods is primarily due to the decline in our total revenue, offset in part by the decline in general and administrative expenses between the periods.

We expect general and administrative expenses for 2003 will remain relatively consistent with the three months ended September 30, 2003 but may increase modestly as a result of increased professional fees, regulatory compliance and improvements to infrastructure. We expect general and administrative expenses to increase in the next several years due to increased professional expenses and increased costs of regulatory compliance.

Amortization of Other Intangible Assets

We amortized the core technology purchased in our August 2000 acquisition of Maxygen ApS over its three year useful life. Such amortization was fully allocated to expense in August 2003. We recorded amortization expense of $286,000 and $858,000 for the three and nine months ended September 30, 2002 and $126,000 and $698,000 for the comparable periods in 2003.

Interest and Other Income, Net

Net interest and other income represents income earned on our cash, cash equivalents and marketable securities net of interest expense on our equipment leases and currency transaction gains or losses. Net interest and other income decreased from $2.3 million and $6.3 million in the three and nine months ended September 30, 2002 to $1.1 million and $3.9 million for the comparable periods in 2003. The decreases were due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities.

Equity in Net Loss of Joint Venture and Minority Interests

Equity in net loss of joint venture and minority interests reflects Maxygen’s share of the net loss of DeltaMax Cotton LLC and Avidia Research Institute. DeltaMax Cotton LLC was formed in May 2002 and is being accounted for under the equity method of accounting. Avidia Research Institute was formed in July 2003 and is also being accounted for under the equity method of accounting. Equity in net loss of joint venture and minority interests increased from $538,000 and $767,000 for the three and nine months ended September 30, 2002 to $973,000 and $2.0 million for the comparable periods in 2003. The increase in net loss in 2003 is primarily due to the DeltaMax joint venture being fully operational for the entire nine month period of 2003 and the start of operations of Avidia.

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

In connection with these redemption rights, we recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 and $957,000 for the three and nine months ended September 30, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning on or after July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $167.6 million. In addition, our majority-owned subsidiary, Codexis, Inc., received $25 million from a private placement of its equity securities, $20 million from third party investors and $5 million from Maxygen. As of September 30, 2003, we had $209.9 million in cash, cash equivalents and marketable securities. This includes $25.3 million held by our subsidiaries Verdia and Codexis.

Net cash used in operating activities was $12.2 million for the nine months ended September 30, 2002 and was $14.3 million for the nine months ended September 30, 2003. Uses of cash in operating activities were primarily to fund operating losses.

Net cash provided by investing activities was $129.4 million for the nine months ended September 30, 2002. Net cash use in investing activities was $22.0 million for the nine months ended September 30, 2003. The cash provided during the nine months ended September 30, 2002 was primarily from the maturities of available-for-sale securities. The cash used during the nine months ended September 30, 2003 primarily represented purchases of available-for-sale securities net of the maturities of available-for-sale securities.

Additions of property and equipment were $3.9 million for the nine months ended September 30, 2002 and were $3.1 million for the nine months ended September 30, 2003. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Maxygen and Delta and Pine Land Company are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million. During the nine months ended September 30, 2003, we funded the joint venture through a capital contribution in the amount of $1.7 million, which reflects our 50% ownership interest. In connection with the formation of Avidia Research Institute, Maxygen invested $500,000 in July 2003.

Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2002 and was $1.4 million for the nine months ended September 30, 2003. The cash provided during the nine months ended September 30, 2002 was primarily from the sale of Codexis preferred stock on September 13, 2002 to unrelated investors. The cash provided during the nine months ended September 30, 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. These amounts were partially offset by payments of equipment financing obligations.

Since inception we have received $138.9 million in payments from our collaborators and from government grants, which includes $7.8 million of deferred revenue to be recognized over approximately the next two years. Approximately $110.2 million was received from our collaborators and $28.7 million was received from government funding. Assuming our research efforts for existing collaborations and grants are expended for their full research terms, as of September 30, 2003 we had total committed funding of approximately $28.7 million remaining to be received over approximately the next two years. Potential milestone payments from our existing collaborations could exceed $500 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a net loss applicable to common stockholders of approximately $45.0 million in 2001, $33.9 million in 2002 and $23.9 million in the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $185.6 million. We expect to have net losses and negative cash flow for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years.

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

Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements, including joint ventures, to develop and commercialize products. We have entered into collaborative agreements and joint ventures with other companies to fund the development of new products for specific purposes. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements or joint ventures, our revenues will be reduced and our products may not be commercialized.

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

We May Need Additional Capital in the Future. If Additional Capital is Not Available, We May Have to Curtail or Cease Operations.

Our future capital requirements will depend on many factors including payments received under collaborative agreements, joint ventures and government grants, the progress and scope of our collaborative and independent research and development projects, the extent to which we advance products into clinical trials with our own resources, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims.

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. The current difficult economic climate means that the current ability of biotechnology companies to raise capital is severely limited, particularly companies such as Maxygen without human therapeutic product in late clinical development. If we fail to raise sufficient funds, we may have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from collaborations, joint ventures and grants, will enable us to maintain our currently planned operations for at least the next twelve months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

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

We May Encounter Difficulties in Managing Our Operations. These Difficulties Could Increase Our Losses.

Our ability to manage our operations effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. These requirements have been increased as a result of the increasing operational independence of our majority-owned subsidiary Codexis and our wholly-owned subsidiary Verdia. At present we provide a number of operational, financial and reporting services to Codexis and Verdia under services agreements. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and our ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

Since August 2000, when we acquired Maxygen ApS, a Danish biotechnology company, we have been operating with international business locations. Operation as an international entity requires additional management attention and resources. We have limited experience in operating internationally and in conforming our operations to local cultures, standards and policies. We also must compete with local companies who understand the local situation better than we do. Due to these operational impediments we may have trouble generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to continue to exceed our international revenues for at least the next several years. As we continue to operate internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements that may limit or prevent the offering of our products in local jurisdictions;

•	local legal and governmental limitations on company-wide employee benefit practices, such as the operation of our employee stock option plan in local jurisdictions;

•	government limitations on research and/or research involving genetically engineered products or processes;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable;

•	currency exchange risks;

•	cultural non-acceptance of genetic manipulation and genetic engineering; and

•	potentially adverse tax consequences.

Legislative Actions, Potential New Accounting Pronouncements and Higher Insurance Costs are Likely to Adversely Impact Our Future Financial Position and Results of Operations.

Future changes in financial accounting standards, including the possibility that we will be required to expense all stock option grants, may cause adverse, unexpected revenue fluctuations and affect our financial position and results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the recent past and may occur in the future. In addition we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

Substantial Sales of Shares May Adversely Impact the Market Price of our Common Stock.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. Our common stock purchase/sale volume is low and thus the market price of our common stock is particularly sensitive to purchases/sales of high volumes of shares. Our low purchase/sale volume may also make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate. Significant sales of our common stock may adversely impact the then-prevailing market price of our common stock.

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

From time to time, Maxygen becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to three such claims. We do not believe that the resolution of these claims will have a material adverse effect on us.

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

Our Potential Therapeutic Products Are Subject to a Lengthy and Uncertain Development Process. If Approval of Our Potential Products Is Delayed or Potential Products Do Not Perform as Expected, Our Stock Price and Ability to Raise Capital Will be Reduced.

The development and regulatory process for human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials and most clinical trials do not result in a marketed product. In addition, due to the nature of human therapeutic research and development, the expected timing of product development and initiation of clinical trials and the results of such development and clinical trial are uncertain and subject to change at any point. This uncertainty may result in research delays and product candidate failures and clinical trial delays and failures. Such delays and failures could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.

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

Activists and terrorists have shown a willingness to injure people and damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Recent bombings in Emeryville, CA also show that biotechnology companies could be a specific target of certain groups. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean up of any such releases could also be time consuming and costly.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended September 30, 2003. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4

CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report.

Appearing as Exhibits 32.1 and 32.2 of this report are the certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

During the fiscal period covered by this report there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending.

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs its “excess compensation claims” and certain other of its claims against the defendant underwriters as a result of the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, the Company’s business would be significantly harmed.

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 4, 2003 we issued a total of 9,486 shares of our common stock in connection with the acquisition of a license of certain technology. There was no underwriter employed in connection with the above described transaction. The issuance of securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through September 30, 2003, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $24.0 million;

•	repayment of indebtedness, $1.9 million;

•	working capital, $64.5 million; and

•	temporary investments in certificates of deposits, mutual funds and corporate debt securities, $10.7 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

Not applicable.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed during the quarter ended September 30, 2003

On July 29, 2003 Maxygen filed a report on Form 8-K (items 7 and 12), attaching thereto a press release reporting its second quarter and year to date earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

November 13, 2003	By:	/s/ RUSSELL J. HOWARD

Russell J. Howard Chief Executive Officer

November 13, 2003	By:	/s/ LAWRENCE W. BRISCOE

Lawrence W. Briscoe Chief Financial Officer