Form 10-K
period 2003-12-31
MAXYGEN INC
filed 2004-03-12
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-28401

MAXYGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0449487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Galveston Drive

Redwood City, California 94063

(Address of principal executive offices)

(650) 298-5300

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, there were 34,767,281 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date, was approximately $237,183,051. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2004, there were 34,979,228 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the registrant’s prior annual reports, quarterly reports, registration statements and current reports are incorporated by reference into Item 15(c) of this report.

In this report “Maxygen”, the “Company”, “we”, “us” and “our” refer to Maxygen, Inc. and all our consolidated subsidiaries, including, unless the context indicates otherwise, our majority-owned chemicals subsidiary Codexis, Inc. and our wholly-owned agriculture subsidiary Verdia, Inc.

Maxygen is a registered trademark of Maxygen, Inc. MaxyScan and MolecularBreeding are some of our trademarks. Codexis, Thoroughbred and SmartSynth are trademarks of Codexis, Inc. Verdia is a trademark of Verdia, Inc. Other service marks, trademarks and trade names referred to in this report, and in the documents incorporated by reference in this report, are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

Forward Looking Statements

This report contains forward-looking statements about our research, business prospects and future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may”, “can”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue” or the negative of these terms or other comparable words. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	our MolecularBreeding directed evolution platform and other technologies and processes;

•	our ability to realize commercially valuable discoveries in our programs;

•	the attributes of any products we may develop;

•	our future financial performance;

•	our intellectual property portfolio and rights;

•	our business strategies and plans; and

•	our ability to develop products suitable for commercialization.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 27 to 38 should be considered carefully in evaluating us and our business.

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

PART I

Item 1    BUSINESS

Overview

We are a biotechnology company focused on using our protein optimization and modification technologies to create and develop novel therapeutic and industrial products. We are a leader in the field of directed molecular evolution, a process by which genes are modified for specific commercial uses. Our technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products. We have designed our technologies to rapidly improve existing biotechnology products as well as to create products that would be difficult or impossible to develop through other processes.

Our principal objective is to commercialize high-value protein pharmaceutical products. We also seek to capture value from our technologies in other industries through our subsidiaries in agriculture (Verdia) and chemicals (Codexis). Our products will be developed and marketed either through corporate collaborations or independently by Maxygen. To date, we have established strategic collaborations with leading companies including: Roche in interferon alpha and interferon beta therapies; Aventis Pasteur in novel vaccines; InterMune in next generation interferon gamma therapies; ALK-Abelló in allergy; the International AIDS Vaccine Initiative (IAVI) in HIV; Eli Lilly, Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation (a subsidiary of Nektar Therapeutics) in protein pharmaceutical PEGylation technologies. Additionally, we have a range of other strategic alliances in industrial applications, including with Novozymes, DuPont, Syngenta, Rio Tinto, Chevron, Sandoz, Cargill and Cargill-Dow. We also have received funding from U.S. government organizations including from the Defense Advanced Research Projects Agency (DARPA), the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

We will continue to establish strategic collaborations with leaders in our target industries. We will also seek to continue to retain rights in our collaborations to internally develop and market products resulting from our alliances. In addition, we have invested, and will continue to invest, our own funds in specific areas and product opportunities. We currently have four potential high value protein pharmaceutical products in pre-clinical development at our partners or at Maxygen, with several other potential products in the research phase. In addition, Codexis has five processes that are operating at commercial scale, each process generating royalty payments. Verdia also has seven potential products in crop development and testing with its partners.

We began operations in 1997 to commercialize technologies originally conceived at Affymax Research Institute, then a subsidiary of what is now GlaxoSmithKline plc. We were incorporated in Delaware on May 7, 1996 and began operations in March 1997. Our principal executive offices are located at 515 Galveston Drive, Redwood City, CA 94063. Our telephone number is (650) 298-5300. We make available on our website all reports filed with the Securities and Exchange Commission (SEC), including our reports on Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this annual report.

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen and our wholly-owned subsidiaries, Maxygen ApS, Maxygen Holdings Ltd. and Verdia, Inc., as well as our majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

Market Opportunity

We have a platform of proprietary technologies that helps allow us to integrate the powerful tools available in the biotechnology industry to develop novel and improved products for human therapeutics and industrial applications. We have four potential high value protein pharmaceutical products in pre-clinical development at our partners or at Maxygen, with several other potential products in the research phase. In addition, Codexis has five processes that are operating at commercial scale, each process generating royalty payments. Verdia also has seven potential products in crop development and testing with its partners. Our target markets include protein pharmaceuticals, vaccines, chemicals and agriculture. Within these markets, we are focused on specific high-value opportunities.

Human Therapeutics.    We have research and development programs in both the protein pharmaceutical and the vaccine business areas.

Our primary focus, the therapeutic protein pharmaceutical market, represents a large and growing opportunity. In 2002, worldwide sales of therapeutic proteins made using recombinant DNA technology were approximately $29 billion. Protein pharmaceutical products, such as alpha interferon and granulocyte colony stimulating factor, represent some of the world’s most profitable pharmaceutical products and the protein therapeutics sector is one of the fastest growing of the pharmaceutical market, with an annual sales growth rate of 8 to 12%. We have a portfolio of improved protein therapeutics in development.

We also work on novel vaccines, primarily funded through government grants and partnerships. Worldwide sales of all vaccines in 2001 exceeded $5.8 billion and are expected to approach $10 billion by 2006. This dramatic growth in the vaccine market is expected to be driven by the anticipated success of therapeutic vaccines and the development of novel vaccines that address significant unmet clinical needs.

Industrial Applications.    The industrial application markets of chemicals and agriculture offer attractive market opportunities for our subsidiaries, Codexis and Verdia.

Sales in the chemical industry exceeded $1.7 trillion in 2000, with approximately $50 billion in sales readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts.

An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years. In our chemicals business (Codexis), we are focused on developing novel biocatalytic processes that increase yields and decrease manufacturing costs for multiple currently marketed products. In particular we are focused on developing proprietary catalysts and processes for the production of several currently marketed pharmaceutical products.

The agricultural biotechnology seed market was estimated at approximately $3.7 billion in sales in 2002. In 2003, the global market value of biotechnology crops is estimated to be $4.2 billion. It is expected to grow to approximately $5.8 billion in sales by 2007 and to $10-15 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on approximately 145 million acres worldwide in 2002 and 167 million acres in 2003. In our agriculture business (Verdia), we are primarily applying our technologies to potentially increase crop yield, including through insect and herbicide resistance.

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

The biotechnology industry has used two main approaches to attempt to adapt genes and their protein products for commercial uses. One approach, rational design, seeks to modify a gene to improve its properties based on knowledge regarding how the structure of the gene determines the function of its resultant protein. Fundamental research on the mechanism of action of the relevant protein is pursued until the knowledge gained is used to try to make a rational prediction of how to change the gene for desired effect. This process requires many simplifying assumptions, is costly, time intensive and has been generally unsuccessful.

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

The Maxygen Solution

We have developed proprietary technologies that help address the limitations of modern biotechnology, allow for the more rapid identification of lead product candidates and increase the opportunities for developing characteristics optimally suited for specific commercial purposes. Our integrated technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products. Our technologies are often faster and less expensive than conventional technologies. Our use of such technologies is commercially-focused and results-oriented, and unlike many conventional approaches, requires minimal understanding of complex underlying biological systems.

The most significant of our technologies is our MolecularBreeding directed evolution platform, of which there are two components. The first is DNAShuffling, our proprietary process for recombining genes into a diverse high-quality library of novel DNA sequences known as gene variants. The second is MaxyScan, a series of proprietary screening capabilities for the selection of desired commercial properties from the library of gene variants. The combination of DNAShuffling recombination technologies and MaxyScan specialized screening help allow us to identify new potential products in a more rapid, cost-effective manner than conventional techniques.

Virtually any product or process that utilizes, or could utilize, DNA or proteins can potentially be improved for optimal function using our technologies. We are currently applying our technologies to adapt genes and proteins for use in fields as diverse as protein pharmaceuticals, vaccines, chemicals and agriculture. We have also developed expertise in other technologies that can be applied to optimize protein drugs, in particular directed conjugation technologies. These include rationale approaches to glycosylation and PEGylation of proteins. These post-translational modifications of proteins have been demonstrated to improve the pharmacokinetics and pharmacodynamics of protein drugs. In addition, these modifications can improve the solubility, bioavailability and immunogencity profile of protein drugs.

The Maxygen Strategy

Our goal is to be a world leader in the commercialization of biotechnology products. We believe our technologies have broad commercial application, including short-, medium- and long-term commercial opportunities in human therapeutics and industrial applications (agriculture and chemicals). Our business strategy is built around two major efforts:

Commercialize Proprietary Products.    We will continue to strengthen our capabilities to develop high value products in our target markets through two primary mechanisms:

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

Since 1997 we have entered into over 20 strategic collaborations and several proof of principle collaborations with commercial entities and have received ten grants from U.S. government agencies and philanthropic organizations. Since inception we have received $144.9 million in funding from our collaborators and from government grants, which includes $6.3 million of deferred revenue to be recognized over approximately the next two years. Approximately $115.1 million was received from our collaborators and $29.8 million was received from government funding. Assuming our research efforts for existing collaborations and grants continue for their full research terms, as of December 31, 2003 we had total committed funding of approximately $25.0 million remaining to be received over approximately the next two years. Potential milestone payments from our existing collaborations could exceed $500 million based on the accomplishment of specific performance criteria. We are entitled to receive royalties on any product sales generated from these collaborations.

In 2003, we were successful in achieving most of our corporate goals. In May 2003, we formed a broad alliance with Roche to develop novel type-1 interferon alphas for a wide range of diseases. We also enhanced the value of our human therapeutics business by continuing to advance our pre-clinical protein pharmaceutical product candidates. These product candidates include: an optimized interferon alpha to treat hepatitis C in collaboration with Roche; an optimized interferon gamma to treat idiopathic pulmonary fibrosis in collaboration with InterMune; and two internal product candidates, an optimized interferon beta to treat multiple sclerosis and an undisclosed optimized protein pharmaceutical to treat myelosuppression. In addition to these four human therapeutic product candidates, we have two potential products in development for which we are actively seeking outside funding for continued development; a therapeutic colon cancer vaccine and a preventative vaccine for Dengue hemorrhagic fever.

Codexis, our chemicals subsidiary, and Verdia, our agriculture subsidiary, continued to grow their businesses in 2003. Codexis is owned by a combination of Maxygen (57%) and independent investors, and is independently capitalized. Maxygen owns 100% of Verdia, which has been able to develop its business with modest cash investment by Maxygen. In 2003, Codexis established two new product development collaborations, with Sandoz and with Cargill, and extended its alliance with Rio Tinto. In addition, Codexis’ partner Novozymes launched two new products that had been developed using our MolecularBreeding directed evolution platform. Codexis now has over 19 potential products and processes in development with partners and in its own research and development pipeline. In addition, Codexis has five processes now operating at commercial scale, each process generating royalty payments. Verdia has seven partnered products in development.

In 2003, we had 26 additional U.S. patents issue and eight additional foreign patents granted bringing the total number of patents owned or licensed by us as of December 31, 2003 to 178. We also have over 600 patent applications pending worldwide.

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

Our primary focus is on protein therapeutics with limited vaccine activities that are principally funded by third parties.

Protein Therapeutics

Our goal is to be one of the world’s leading providers of improved, proprietary, protein-based therapeutics.

Market Opportunity.    With a worldwide market (sales) in 2002 of $29 billion, recombinant DNA produced protein therapeutics is one of the fastest growing sectors of the pharmaceuticals market. Despite this commercial success, many presently marketed protein pharmaceuticals have deficiencies as therapeutics. For example, some protein drugs have limited pharmacologic half-life and as a result, require frequent, high doses. Other protein pharmaceuticals have adverse side effects that limit dosing and patient compliance. Proteins can also be immunogenic, potentially leading to adverse events or reduced therapeutic efficacy. Our opportunity is to develop products with improved attributes.

The need to modify natural proteins to make them into better drugs is evident in that most FDA-approved protein pharmaceuticals have required some level of engineering to improve pharmacological properties. Some examples of FDA-approved recombinant protein pharmaceuticals that have been modified are listed below.

Product/Company (Protein class)	Modification	Indication	Improvement
Aranesp/Amgen (Erythropoietin)	Two amino acid changes to allow for additional glycosylation sites	Anemia	Less frequent dosing

Neulasta	N-terminal PEGylation	Neutropenia	Less frequent dosing

Humalog/Lilly (Insulin)	Change to amino acid sequence	Diabetes	Faster onset of action

Infergen/Amgen & InterMune (Interferon-alpha)	Consensus sequence of four subtypes, additional change to amino acid sequence	Hepatitis C	Increased potency

Pegasys/Roche (Interferon alpha)	Addition of a PEG molecule	Hepatitis C	Better pharmacokinetic profile leading to improved efficacy and less frequent dosing

Sources: Product monographs and Kurtzman, et al. Current Opinion in Biotechnology 2001, 12: 361–370.

By applying our technologies, which include our MolecularBreeding directed evolution platform and also post-translational modification tools, we believe we will be able to develop more potent and safer protein pharmaceuticals that help address the limitations of current protein pharmaceuticals as well those in development where clear deficiencies have already been identified. Our goal is to make “best in class” protein drugs. This strategy has driven some of the most successful commercial franchises in the pharmaceutical industry. For example Lipitor, a lipid lowering agent that was the fifth product in its class, is now the market leader with sales of over $8 billion in 2002.

Business Strategy.    Our strategy for protein pharmaceuticals is to balance partnering with independent development of our therapeutic products. In furtherance of our internal development activities we are currently building internal pre-clinical and clinical capabilities and establishing relationships with contract research organizations to allow us to move multiple products through the approval processes in the United States, Europe, and other important markets. In parallel, we are working with pharmaceutical companies to develop, manufacture and commercialize biopharmaceutical candidates made using our technologies. By collaborating with leading pharmaceutical companies and creating better versions of proven protein therapeutics we believe that we can maximize our return and decrease our development risk.

In order to capture value from our pipeline of product opportunities while maintaining a controlled cash burn, we are focusing our efforts on advancing key product opportunities in areas where we can most effectively compete such as:

•	areas where our technology offers greatest advantage; and

•	in focused accessible markets and/or in areas where the clinical development requirements are modest.

Consistent with this strategy we have recently intensified our internal research and development focus on the interferon proteins. Interferons are a group of naturally occurring proteins that help to regulate the human immune system through a variety of different activities. There are several known categories of human interferon; alpha and beta, which are called type 1 interferons; and interferon gamma, a type 2 interferon. Type 1 interferons are currently approved and marketed in a broad range of indications including hepatitis C, certain cancers and multiple sclerosis. Total worldwide sales for these indications were in excess of $5 billion in 2002 (includes ribavarin sales). The large and growing market opportunity, and efficacy limitations, delivery problems and significant side effects of current interferon therapy presents an attractive opportunity for us to use our proprietary technology to create improved interferon drugs. Interferons optimized in this way could expand the market considerably.

Technology Platform.    We are capable of improving biopharmaceuticals in important parameters through the use of our integrated platform of proprietary technologies. In addition to our MolecularBreeding directed evolution platform, our proprietary technologies includes a number of significant technologies for structure-based molecular design, intelligent diversity generation, and directed PEGylation and glycosylation. We have also designed and implemented expression systems, automated high-throughput fermentation capabilities, and protein purification and characterization techniques that are specific to proteins. Our technology platform is highly flexible and enables us to apply a wide selection of technologies in an integrated fashion to improve proteins for a desired function. For example, we can use our MolecularBreeding directed evolution platform to seek to modulate the receptor specificity of a protein, and subsequently use directed PEGylation to potentially reduce immunogenicity and improve the pharmacokinetic profile.

Products/Pipeline.    At present, we have eight active programs aimed at improving therapeutic proteins, many of which are next generation versions of successfully marketed products. Four of those potential products are in pre-clinical development.

Lead Products in Our Protein Pharmaceutical Pipeline

Product	Disease Indication	Total Estimated Potential Market ($US)	Partner/Maxygen Retained Rights	Status
Maxy-Beta	CNS, including MS	$2–3 billion	Maxygen	Pre-clinical
Maxy-Gamma	Fibrosis and Oncology	$3 billion	InterMune	Pre-clinical
Maxy-996	Cancer	$2.7 billion	Maxygen	Pre-clinical
Maxy-Alpha	Infectious disease	$2.7 billion	Roche/Maxygen	Pre-clinical
Maxy-20	Hemophilia and Trauma	$1 billion	Maxygen	Research
Maxy-30	Autoimmune disease and Transplant	$4–5 billion	Maxygen	Research
Maxy-60	Sepsis	$0.5–1 billion	Maxygen	Research
Maxy-70	Diabetes/Obesity	$8 billion	Maxygen	Research

•	“Research” means the discovery or creation of prototype products, including their characterization.
•	“Pre-clinical” means process development, product scale-up, formulation and further testing in animals, including toxicology.

Potential Products in Research and Development.

Maxy-Beta:  An engineered IFN-beta for the treatment of multiple sclerosis that has superior pharmacokinetics and pharmacodynamics compared to currently approved products and is targeted to be a more convenient and efficacious drug.

Maxy-Gamma:  An engineered IFN-gamma that has a superior pharmacokinetics and pharmacodynamics profile as compared to Actimmune (the approved IFN-gamma product marketed by InterMune) and is targeted to be a more convenient and efficacious drug for the treatment of fibrotic disease. See also the description of the InterMune alliance below under “Protein Pharmaceutical Alliances”.

Maxy-996:  An engineered version of an undisclosed protein factor for the treatment of myelosuppression associated with cancer chemotherapy that is more efficacious than currently approved drugs.

Maxy-Alpha:  A series of engineered IFN-alpha molecules with modified and more potent activities than currently approved products and that are targeted to be a more efficacious treatment for hepatitis. See also the description of the Roche alliance below under “Protein Pharmaceutical Alliances”.

Maxy-20:  An engineered undisclosed protein therapeutic for the treatment of hemophilia and trauma with an improved mechanism of action that is targeted to be more efficacious and convenient than existing drugs.

Maxy-30:  An engineered B7.1 receptor protein with a modified mechanism of action that is targeted to be improved and more potent than current biologic therapies for the treatment of autoimmune disease.

Maxy-60:  An engineered undisclosed protein with an improved mechanism of action for the treatment of severe sepsis.

Maxy-70:  An engineered undisclosed protein improved in activity and in pharmacologic half-life for the treatment of obesity and diabetes.

Protein Pharmaceutical Alliances.

Roche.    In May 2003, we formed a broad strategic alliance with F. Hoffmann-La Roche Ltd. (“Roche”) to collaborate on the global development and commercialization of our portfolio of next-generation interferon alpha and beta variants for a wide range of indications. The collaboration will initially focus on the development of lead candidates for the treatment of hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) infection that have been designed by us to have novel and superior efficacy compared to currently marketed interferon alpha products. This builds on Roche’s commitment to hepatitis, following Pegasys, a new generation interferon that provides significant benefit over conventional interferon therapy in patients infected with HCV.

Roche has licensed from us worldwide commercialization rights to specific novel interferon product candidates for the treatment of HBV and HCV infection. We received an initial payment and are entitled to research and development funding for the first two years of the collaboration. We are also entitled to receive option fees. In addition, we are eligible to receive milestone payments and royalties based on product sales.

The alliance also provides the companies with the option to expand the collaboration to develop other novel interferon alpha and beta products specifically tailored for indications outside of HBV and HCV, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV. We retain the right to develop such products while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. We also have the option to co-develop in the United States any product to which Roche acquires a license in exchange for profit sharing or an increased royalty rate.

The Interferon Alpha Market

Total global interferon alpha sales (including ribavirin) for all indications including treatment of hepatitis B and C and several cancers were in excess of $2.9 billion in 2002.

About Hepatitis B

HBV is a blood-born virus that attacks the liver and is the most common serious liver infection in the world. The hepatitis B virus is highly contagious and is relatively easy to transmit from one infected individual to another. It is on the order of 100 times more infectious than the HIV virus.

About Hepatitis C

Hepatitis C is a serious blood-born viral infection that attacks the liver, and in many patients it leads to liver disease, cirrhosis and cancer. It is the leading cause of liver transplantation. Only identified in 1989, the hepatitis C virus has infected more than 170 million people world-wide, making it more common than the HIV virus.

InterMune.    In September 2001, we granted a license to, and established a three-year collaboration with, InterMune, Inc. to develop and commercialize novel, next-generation interferon gamma products. The main purpose of the collaboration is to develop a next-generation Actimmune with enhanced pharmacokinetics and a less-frequent dosing regime. Actimmune (Interferon gamma-1b), is currently being marketed by InterMune in the United States for the treatment of chronic granulomatous disease (CGD) and severe, malignant osteopetrosis. InterMune is continuing the development of Actimmune by conducting several advanced stage clinical trials, including a Phase III trial for the treatment of idiopathic pulmonary fibrosis (IPF) and a Phase III trial for ovarian cancer. Under the terms of the agreement, InterMune has taken forward into preclinical development product candidates created by us. We have developed a series of pre-clinical candidates that have been shown in animal models to improve pharmacokinetic properties that should allow a once-per-week dosing regimen. InterMune has exclusive worldwide commercialization rights for these next-generation interferon gamma product candidates for all human therapeutic indications. We have received up-front license fees and research and development funding from InterMune and in October 2002 we announced that we had received a $1 million milestone payment from InterMune for successfully achieving drug performance criteria established by InterMune. We are entitled to receive additional development and commercialization milestone payments based upon clinical development, regulatory approvals and commercial sales. In addition, we are entitled to receive royalties on product sales.

Lundbeck.    In September 2000, we entered into a collaborative research and development agreement with H. Lundbeck A/S (“Lundbeck”), to develop an improved interferon beta pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Although the optimized interferon beta developed within the collaboration met all of the alliance’s pre-established goals for commercial attributes in pre-clinical testing, and the parties enjoyed a productive collaboration, as a result of the strategic prioritization of Lundbeck’s portfolio, and our growing focus and expertise in the development of type 1 interferons, on October 24, 2003 the companies agreed to terminate the research program and transfer to Maxygen all rights held by Lundbeck with regard to the improved interferon beta. Lundbeck continues to retain a financial interest in the improved interferon beta product candidate.

Vaccines

We have a number of active programs focused on the development of novel vaccines for the prevention and treatment of infectious diseases, cancer, autoimmune disease and allergy. This work is primarily being funded by research grants and collaborations.

Market Opportunity.    Worldwide sales of all vaccines in 2001 exceeded $5.8 billion and are expected to approach $10 billion by 2006. Recombinant DNA technology has enabled the development of prophylactic vaccine products that are safer, cheaper and easier to manufacture. This may create new market potential for these types of products, such as the Hepatitis B vaccine market, which was estimated to have had 2002 sales of over $2 billion.

The vaccine market is expected to increase dramatically for several key reasons:

•	Vaccines are under development for the treatment of many existing diseases, such as cancer, autoimmune disease, allergy, and chronic infectious diseases. This will expand the market size dramatically beyond the traditional use of vaccines as prophylactics for infectious diseases.

•	Vaccines remain the best way to control epidemics and the spread of disease.

•	Combination vaccines are being introduced into medical practice, making patients, particularly children, more likely to be vaccinated broadly against infectious diseases.

•	Increased travel, which increases the probability that viruses, bacteria and other infectious agents will be disbursed worldwide.

•	Adults are being vaccinated more frequently, expanding the patient population.

•	Increased bioterrorism threats.

Business Strategy.    Our strategy for vaccines is to develop selected vaccine opportunities with Maxygen and grant funding to a point third party funding can be arranged to develop new and improved preventative and therapeutic vaccines. We intend to outlicense and partner potential products that we choose not to develop independently and enter into additional collaborations to further our technologies and product development capabilities. By collaborating with leading pharmaceutical companies we seek to balance our return and our development risk. Additionally, the flexibility of our technologies allows many targets to be pursued simultaneously, thus decreasing portfolio risk.

Our vaccine business activities have been built primarily through grant funding of more than $25 million from the U.S. government. This funding has also enabled us to advance key programs and our technology platform as a whole. In the future we expect to fund our vaccine research and development primarily through research grants and other third party funding.

Technology Platform.    We believe our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. We have shown that we can generate new modified vaccines that have the potential to overcome the limitations of traditional vaccine development. This may enable us to address both the treatment and prevention of a wide variety of diseases including cancer, allergy, autoimmune disease and infectious diseases such as AIDS and hepatitis.

Products/Pipeline.    We are developing vaccines for the prevention and treatment of cancer, autoimmune diseases, allergy and infectious diseases. Products may be developed both internally by Maxygen, as well as through corporate collaborations for specific product opportunities.

Examples of Potential Products in Our Vaccine Pipeline

Product	Disease Indication	Partner/Maxygen Retained Rights	Status
Maxy-1200	Treatment of Colorectal Cancer	Maxygen	Pre-clinical
Maxy-1500	Prevention of Dengue Virus infections	Maxygen	Pre-clinical
Maxy-1100	Treatment of Hepatitis B virus infection	Maxygen	Research
Maxy-201	HIV	International AIDS Vaccine Initiative	Research

•	“Research” means the discovery or creation of prototype products, including their characterization.
•	“Pre-clinical” means product scale-up, formulation and further testing in animals, including toxicology.

Our two lead vaccine product candidates are in the pre-clinical development stage; the first is a therapeutic vaccine for the treatment of colorectal cancer; the second is a vaccine to prevent dengue virus infection and the risk of dengue hemorrhagic fever. We are pursuing out-licensing and/or joint development opportunities for each of these lead products. While each of the two lead product candidates has proven successful in pre-clinical primate studies, we will not be continuing into clinical development on our own with either of the lead product candidates. However, we will move towards clinical development with either or both of the lead product candidates if we are able to secure funding from an appropriate corporate, government or philanthropic partner. In addition to our two lead product candidates, we have approximately ten prophylactic and therapeutic vaccine candidates in our research pipeline.

Vaccine Alliances

U.S. Army Medical Research and Materiel Command.    In August 2002, we received a $2.4 million, three-year grant from the U.S. Army Medical Research and Materiel Command to develop cross protective vaccines against three types of encephalitis virus. We are working in collaboration with scientists at the U.S. Army Medical Research Institute for Infectious Diseases to develop a single vaccine antigen that is capable of protecting against Venezuelan, Western and Eastern equine encephalitis viruses. These viruses can cause infections in humans resulting in a spectrum of diseases, from inapparent infection to severe neurological consequences including death.

Aventis Pasteur.    In November 2001, we established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Under the terms of the agreement, we have received license fees and research and development funding. We are entitled to receive future license fees, research and development funding and minimum annual royalties. We are also entitled to receive milestone payments based on success-based milestones, clinical trials, regulatory approvals and commercial sales, and royalty payments on product sales. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration.

USAID.    In October 2001, we received a $3.7 million, three-year grant from the U.S. Agency for International Development (USAID) to support the research and development of a novel, broadly protective malaria vaccine. Under the terms of the agreement, we retain worldwide rights to commercialize successful vaccine candidates that result from the program.

ALK-Abelló.    In February 2001, we established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, to research and develop novel recombinant therapeutics for the treatment of specific allergies. We are collaborating with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. ALK-Abelló will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration. Under the terms of the collaboration, we have received license fees, technology access fees and research and development. We also may receive milestone payments based on clinical trials and commercial sales. We are also entitled to receive royalties on any product sales. The funded research term of this collaboration ended on February 8, 2004.

International AIDS Vaccine Initiative.    In February 2001, we established a three-year collaboration to develop novel HIV vaccines with the International AIDS Vaccine Initiative (IAVI) and DBLV LLC, an entity established and funded by the Rockefeller Foundation. Under the agreement, DBLV has provided research and development funding to us for the three year initial research term. We retain all rights to commercialize HIV vaccine candidates made in the research program in all developed countries of the world, as well as in certain markets in the developing world. In recognition of the great need for a vaccine against AIDS in the poorest countries of the world, we have granted IAVI a royalty-free license to develop and distribute HIV vaccines to those who cannot afford them in developing countries. The funded research term of this collaboration ended on February 16, 2004.

Scripps Research Institute.    In September 2000, we established a research and screening collaboration with the Scripps Research Institute to identify potential vaccine candidates for the treatment and prevention of HIV. We used our proprietary technologies to create novel antigens capable of generating immune responses against the HIV virus. Scripps has analyzed the novel antigens for their ability to immunize against the HIV virus.

Karolinska Institute.    In July 2000, we initiated a program with the Karolinska Institute for the development of novel allergy immunotherapeutics. Under the agreement, we used our proprietary technologies to generate novel recombinant allergens for the treatment and prevention of certain common allergic conditions that the Karolinska Institute helped screen using sera and lymphocytes from allergic patients. We retain commercialization rights without any future financial obligation to the Karolinska Institute for any application of potential allergy products.

Industrial Applications

Chemicals—Codexis, Inc.

Our chemicals business is operated through our majority-owned subsidiary Codexis, Inc. Codexis was incorporated in January 2002, and we contributed our chemicals business to Codexis in March 2002 in exchange for all the capital stock of Codexis. On September 13, 2002, Codexis sold $15 million of Codexis redeemable, convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several other investors. On October 1, 2002, Codexis sold an additional $10 million of redeemable, convertible preferred stock to several third party investors.

Codexis is dedicated to becoming a leader in providing high-value chemical products and services to the worldwide life science and fine chemical industries. In particular Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products and assisting pharmaceutical customers in managing the life cycle of their pharmaceutical products. Products in this area include chiral pharmaceuticals, complex natural products and novel pharmaceutical building blocks.

Market Opportunity.    Codexis’ primary area of focus is the pharmaceutical market. Sales of pharmaceuticals where $401 billion in 2002, an 8% increase over 2001. However, earnings growth in the pharmaceutical industry slowed to an increase of 1.8% in 2002. The decrease in industry gross margins were in part due to pricing pressure from generic competition and a changing regulatory environment. Increases in cost of goods was also due in part to the growing complexity in manufacturing pharmaceutical products. In addition, the number of new drugs approved each year has steadily declined while research and development costs per approved product continue to rise.

The forces outlined above have contributed to the pharmaceutical industry increasing its emphasis on more closely managing existing launched products though the entire product cycle – from pre-clinical to post patent expiration. Codexis seeks to assist the pharmaceutical industry in developing better, cheaper and more efficient processes to manufacture pharmaceutical products.

Together with the pharmaceutical industry, the commodity, specialty and fine chemical segments comprise the broader chemical industry, which had sales of $1.7 trillion in 2000. Within the latter three segments, approximately $50 billion in sales is readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. Some examples of existing biologically-based chemical processes in the non-pharmaceutical market are listed below:

Product/Process	Company	Estimated Annual Sales ($US)
Acrylamide	Nitto	$100+ million
Polylactic Acid	Cargill-Dow, LLC	$200 million
Nicotinates (nitrile catalyst)	Lonza	$100 million
High fructose corn syrup	Archer Daniels Midland, A.E. Staley	$4.5 billion
Modified Penicillins (catalysts acylase)	DSM	$300+ million
Aspartame (protease catalyst)	DSM/Tanabe, Tosoh	$500 million

An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years. Included in the potential market is the manufacturing of major chemicals, plastics, vitamins and compounds used in the manufacture of pharmaceuticals, enzymes for use as catalysts, pigments and additives in paint, and polymers and fibers in clothing.

Enzymes occurring in nature are generally unable to meet the stringent activity requirements required for the commercial use of enzymes in industrial processes. Technologies such as MolecularBreeding directed evolution are potentially able to overcome such shortcomings.

Business Strategy.    The chemical industry is undergoing a transformation in the way it produces chemicals and materials. Specifically in the pharmaceutical industry, increasing cost pressures and increasing chemical complexity in the molecules in development are creating a need for innovations that can help reduce the cost of manufacturing by, for example, eliminating multiple costly chemical synthetic steps or allowing for the use of a lower-cost raw material.

Codexis’ technologies help allow for the generation of proprietary catalysts and processes for the production of pharmaceutical products. Codexis can potentially add value to the pharmaceutical industry by using MolecularBreeding directed evolution to assist the industry in maintaining or improving the margins of pharmaceutical products and generating intellectual property that may help extend the product’s life cycle. Similarly, Codexis’ technologies may be useful to first-to-file generic companies who are seeking to develop intellectual property positions to potentially enhance their competitive advantage.

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

MolecularBreeding directed evolution in combination with in-house expertise in chemistry and bioengineering can potentially help discover and develop improved biological catalysts – either enzymes or fermentation strains—that may enable new chemical processes or may improve existing processes. Codexis product and service offerings are summarized below:

•	Research and development contract research;

•	Thoroughbred catalysts;

•	SmartSynth process development services for proprietary manufacturing processes;

•	Intellectual property licensing; and

•	Pharmaceutical products principally comprised of:

•	Active pharmaceutical ingredients (API’s); and

•	Chemical pharmaceutical intermediates.

Applications of Codexis’ technologies potentially range from fine and pharmaceutical chemicals to petrochemical and industrial chemical synthesis. In each of these areas, Codexis’ believes its technology can add value through: (i) creation of novel intellectual property, (ii) reduction in the cost of manufacturing, (iii) increases in return on capital employed and (iv) improved product characteristics.

Technology Platform.    Codexis is focused on improving existing chemical processes and creating novel processes for the manufacturing of specialty and fine chemical products. In particular, Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products. Codexis’ set of proprietary technologies may allow for the modification of enzymes, multi-enzyme pathways and organisms, helping to overcome existing limitations of enzyme catalysts and helping to enable the development of economically viable biocatalytic and fermentative processes. Codexis believes that its approach can facilitate a new model in process design in which a biological catalyst can be designed for a process, rather than the process being designed around a catalyst.

Codexis’ has validated the use of its technologies in multiple areas relevant to the development of improved pharmaceutical and chemical products. Codexis has achieved key milestones in its collaborations with Lilly, Pfizer, DSM and Novozymes. It is currently receiving on-going commercialization payments from the latter three relationships. Specifically, Codexis has used MolecularBreeding directed evolution to:

•	develop low-cost, efficient catalysts with improved performance for the synthesis of complex molecules;

•	develop improved chemical production organisms;

•	develop proprietary syntheses of high-value chemicals; and

•	demonstrate the validity of its technology for multiple applications at relevant commercial scale.

In addition to DNAShuffling recombination technologies, Codexis has developed expertise in high-throughput biological and chemical screening systems that mimic the commercial scale environment. Screening for trace amounts of a specific chemical, rheological properties of a polymer, or a specific stereo- or regioisomer are just some of the high-throughput screening capabilities Codexis has developed to identify conversions and syntheses of interest. Coupled with the power of DNAShuffling recombination technologies, Codexis’ screening systems help enable it to rapidly develop integrated, commercially viable chemical processes at the relevant scale.

Products/ Pipeline.    Codexis is targeting multiple major high-value, low-volume chemical processes in the specialty and fine chemical areas for internal development and later stage partnering. These potential products include specific pharmaceutical intermediates and actives, antibiotics, vitamins and nutritional compounds and other fine chemicals. Codexis has seven strategic alliances in the chemicals field and over 19 potential products and processes in its research pipeline, including two product candidates and processes in development. In addition, Codexis has five processes now operating at commercial scale, with each process generating royalty payments.

Codexis technologies have been validated in the following major product categories.

Validated Applications in Chemicals

Product Category	Validation	Collaborator
Catalysts	Ö	Novozymes
Pharmaceutical Intermediates	Ö	DSM
Pharmaceutical Bulk Actives	Ö	Sandoz, Pfizer, Lilly
Chemical Processes	Ö	Cargill, Hercules, Rio Tinto, Chevron-Texaco

Chemical Alliances

Codexis has entered into various collaborations to accelerate the research, development and commercialization of its products and/or processes. Codexis plans to continue to partner with industry leaders in order to generate near-term revenues in the form of license fees and research funding and to develop additional technologies relevant to the commercialization of processes for pharmaceutical products. The following summarize Codexis’ current alliances.

Sandoz.    In October of 2003, Codexis and Sandoz entered into a research collaboration to develop an improved synthesis of one of Sandoz key fermented active pharmaceutical compounds using Codexis’ MolecularBreeding directed evolution platform. Under the terms of the agreement, Codexis received upfront payments and research and development funding. Codexis is entitled to receive future research and development funding and is eligible for milestone and royalty payments. Codexis has granted Sandoz exclusive commercialization rights to the improved process for the specific pharmaceutical product.

Cargill.     In April of 2003, Codexis entered into a multi-year collaboration with Cargill to develop a novel biochemical platform that may enable production of a broad range of specialty chemicals, polymers and other agricultural raw materials. Building on metabolic pathways developed by Cargill, Codexis will use its proprietary technologies to enhance the production of 3-hydroxypropionic acid (3-hp) from carbohydrate raw material. Cargill and the U.S. Department of Energy will each contribute to research and development funding for three years at Codexis. Codexis is eligible for milestone and royalty payments from products commercialized by Cargill.

Rio Tinto.    In February of 2003, Codexis extended its collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, one of the world’s leading mining companies, which was entered into in January 2000. The collaboration is focused on developing enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. The technology, if successful, may have broad applicability to multiple billion-dollar industries. Increased efficiency could play a significant role in the reduction of CO2 emissions. In connection with the collaboration, we have received research and funding payments and technology advancement fees. Codexis is entitled to receive future research and funding payments and technology advancement fees. Codexis and Rio Tinto will share revenues with the other from certain products or processes that are commercialized by the other. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Eli Lilly.    In January 2003, Codexis entered into a multi-year collaboration with Eli Lilly and Company focused on the development of improved fermentations for several of Eli Lilly’s natural product drugs. Under the terms of the collaboration, Eli Lilly has provided Codexis with up-front technology access funding and has provided and will continue to provide research funding; Codexis is eligible to receive research and commercialization milestone payments.

Cargill Dow.    In March 2002, we established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, we received technology access payments and research and development funding, and may receive research and commercialization milestones. Codexis is also eligible to receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration. This collaboration was assigned to Codexis from Maxygen in connection with its capitalization in March 2002.

Chevron.    In October 2000, we entered into a three-year collaboration with Chevron Research and Technology Co. to develop novel bioprocesses for specific petrochemical products. The initial area of focus is to develop a biocatalytic process for the conversion of methane to methanol. Chevron will have commercialization rights in exchange for license fees, technology access fees, research funding, success-based milestones, annual fees and product royalties. This collaboration was assigned to Codexis from Maxygen in connection with its capitalization in March 2002. The funded research term of this collaboration ended in January 2004.

Pfizer.    In September 2000, we extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, we improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently in commercial operation at Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning us research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. In September 2002 we announced that we had received our first commercial payment in connection with the collaboration. To date, we have received two milestone payments for developing the improved second-generation manufacturing process. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

DSM.    In March 1999, we entered into a three-year collaboration with Gist-Brocades N.V., a subsidiary of DSM N.V., to utilize our technologies to develop novel enzymes for use in the manufacture of certain classes of antibiotics. This collaboration was extended in June 2002. We have received research funding and royalties from the commercialization of a process developed through our technologies. We are also entitled to receive future royalties from the commercialization of enzymes developed in the collaboration. In October 2002, we announced that DSM had successfully commercialized a novel process to manufacture of a pharmaceutical intermediate using Codexis’ proprietary technologies and as a result, Codexis would receive royalty payments from DSM. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Novozymes (formerly a division of Novo Nordisk A/S).    In September 1997, we entered into a five-year strategic collaboration with Novozymes, the world’s largest producer of industrial enzymes, for the development and bulk production of specific industrial enzymes in fields such as laundry detergents, leather processing and pulp and paper manufacturing. In addition to providing Novozymes with an improved subtilisin molecule (one of the most studied and highly modified industrial enzyme products) we provided an additional product candidate in 2000. In 2001 we announced the advancement of two further industrial enzyme product candidates into commercial development bringing to a total of four the number of product candidates in commercial development under the agreement. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes is licensed to use our MolecularBreeding directed evolution platform for certain additional industrial enzyme applications. We have received certain minimum royalty payments and royalty payments on the sales of products developed under the 1997 agreement and are entitled to royalty payments on the sale of any products developed under the 1997 agreement and in the expanded industrial enzyme market areas. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Hercules.    In October 2000, Maxygen entered into a collaboration with Hercules Incorporated focused on developing specialty chemicals via custom-made biological catalysts for the pulp and paper industry. Under the terms of the collaboration, we received research funding, technology access fees and license fees. This collaboration was assigned to Codexis from Maxygen in connection with its capitalization in March 2002. The collaboration was terminated in January 2003 in exchange for, inter alia, a termination payment and assignment of all program technology to Codexis. While we believe that the collaborative research was proceeding on schedule and in a satisfactory manner, Hercules requested that the collaboration be terminated due to a change in its strategic direction.

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

Verdia is dedicated to becoming a global leader in providing proprietary product solutions to important commercial problems in plant-based businesses through the application of advanced DNA breeding methods. Verdia is primarily applying its technologies to potentially increase crop yield, including through insect and herbicide resistance.

Market Opportunity.    The agricultural biotechnology seed market was estimated at approximately $3.7 billion in sales in 2002. In 2003, the global market value of biotechnology crops is estimated to be $4.2 billion. It is expected to grow to approximately $5.8 billion in sales by 2007 and to $10-15 billion in sales by 2010. Biotechnology crops, first introduced to the market in 1996, have been adopted rapidly by farmers and were planted on approximately 145 million acres worldwide in 2002 and 167 million acres in 2003. Adoption rates for transgenic crops are the highest for any new technology in agriculture. Biotechnology crops create value by reducing farmer costs, simplifying farming systems and improving environmental sustainability through decreased use of conventional pesticides. Some examples of existing biotechnology-based products, the utilization of transgenic crops relative to crop protection chemicals and an overview of the market potential for transgenic crops are listed below:

Global Acreage of Transgenic Crops

Crop	Trait	Acres Planted in 2002 (Million)	Acres Planted in 2003 (Million)
Soybean	Herbicide Tolerant	90.2	102.3
Canola	Herbicide Tolerant	7.4	7.9
Corn	Herbicide Tolerant	6.2	6.7
Cotton	Herbicide Tolerant	5.4	5.9
Cotton	Insect Tolerant	5.9	7.6
Corn	Insect Tolerant	19.0	22.5
Cotton	Herbicide & Insect Tolerant	5.4	7.2
Corn	Herbicide & Insect Tolerant	5.4	7.2

Total		145.0	167.2

Global Crop Protection Market: by Product Group

Product Group	$US Million 2002	% Change from 2001	$US Million 2003	% Change from 2002
Herbicides	$12,475	-3.2%	$12,999	+4.2%
Insecticides	$7,314	-3.2%	$7,738	+5.8%
Fungicides	$5,450	+2.7%	$5,710	+4.8%
Transgenic Crops	$3,656	+12.8%	$4,204	+15.0%

Global Transgenic Agriculture Market: by Crop

Crop	Global Acreage Transgenic in 2002 (Millions)	Global Area Transgenic in 2002	Global Acreage Transgenic in 2003 (Millions)	% of Global Area Transgenic in 2003	% of Total Transgenic Acreage in 2003	Global Acreage Growth 2002 - 2003
Soybean	90.2	51%	102.3	55%	61%	13%
Cotton	16.8	20%	17.8	21%	11%	6%
Canola	7.4	12%	8.9	16%	5%	20%
Corn	30.6	9%	38.3	11%	23%	25%

Total	145.0	22%	167.2	25%	100%	15%

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

Verdia’s long-term goal is to develop products on its own but it intends to initially enter the market through research and development relationships and through product development alliances with seed and plant propagation businesses. Verdia believes that this strategy decreases the financial risks associated with product development and marketing while building the necessary infrastructure and capabilities to become an integrated company. Verdia’s initial products are expected to be cotton-based products.

Technology Platform.    Verdia believes that its technologies, including its proprietary MolecularBreeding directed evolution platform, may be used to create numerous commercial opportunities in crop protection and plant quality traits. In particular, existing commercial product performance potentially can be enhanced and new product concepts may be enabled by our technologies. In addition, Verdia’s technologies may be able to improve and help commercialize product concepts that have failed during development for reasons of inadequate efficacy.

While exploiting the advantages of MolecularBreeding directed evolution to improve and develop new traits, Verdia has also developed expertise in:

•	diversity-based gene discovery;

•	high throughput plant-based screening of gene variants;

•	high throughput bio-assays for insect, nematode, and fungal pathogens; and

•	relevant crop transformation methods with commercial freedom to operate.

Verdia is devoting a significant share of its internal resources to further development of these technologies.

Products/Pipeline.    Both in collaboration with its partners and internally, Verdia is working on a broad portfolio of 14 potential products in areas of input traits, yield improvement and quality traits, with seven of these potential products currently in development with its partners. Verdia has retained significant rights to develop and market certain applications of the products resulting from the collaborations. In addition to the existing collaborations, Verdia is pursuing independent development of high-value agricultural products, and intends to enter into additional strategic alliances with leading agriculture companies.

Agriculture Alliances

Delta and Pine Land Company.    In May 2002, Verdia established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize transgenic products for the cotton seed market. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), focuses on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax has contracted certain research activities to Verdia and will in the future contract research and development activities to Verdia, D&PL and third parties, and license products to D&PL and, potentially, other cotton-seed companies, for commercialization. DeltaMax is 50/50 jointly owned by Verdia and D&PL and such parties will share income earned or losses incurred by the joint venture.

Syngenta.    In June 1999, we entered into a five-year strategic collaboration with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta, to improve the yield and quality of several of Syngenta’s strategic crops. In November 2002 the collaboration was extended for a further two years, until March 2006. We have received and are entitled to receive research and development funding as well as license fees, milestone payments based on field trials, regulatory approval and commercial sales and royalties on any product sales. In 2001, two agriculture product candidates from the collaboration were advanced into development at Syngenta. This collaboration was assigned to Verdia in connection with its capitalization in March 2002.

DuPont.    In December 1998, we entered into a five-year strategic collaboration with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. duPont de Nemours and Company, to utilize our technologies to generate new gene variants for use in the development of specific crop protection and quality grain traits in corn, soybeans and certain other crops. In January 2004, the collaboration was extended while a potential renewal of the collaboration is being negotiated. We have received research and development funding as well as license fees and success-based milestone payments and are entitled to receive milestones based on regulatory approval and commercial sales and royalties on product sales. We currently have one agricultural product candidate from the collaboration in development at DuPont. This collaboration was assigned to Verdia in connection with its capitalization in March 2002.

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

The physical characteristics of an organism are determined by genetic information inherited from the previous generation. DNA, a molecule found in the cells of living organisms, codes for this genetic information. DNA is comprised of four different chemical bases called nucleotides. Human cells have several billion nucleotides, the precise sequence of which determines the content of the genetic information. DNA is organized into discrete units called genes. Genes act alone or in combination to produce proteins. Proteins not only form the fabric of cells but also direct them to perform biological functions, which may in turn influence physical characteristics. Generally, the inherited biological properties or physical characteristics of an organism change only when the DNA in a gene is altered.

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

Sexually reproducing organisms also create diversity through the use of recombination, a process that involves the organized exchange and reassortment of large sections of DNA from their parents. This process allows for new combinations of genes without disrupting the function of the newly created genes. This has a significant impact on physical characteristics and is the primary cause of diversity in a sexually reproducing population.

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

Our MolecularBreeding directed evolution platform

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

Other Technologies

In addition to our proprietary MolecularBreeding directed evolution platform, we have acquired capabilities with regard to several complementary technologies potentially useful for the development of protein-based products. Two examples of our directed strategies to post-translationally modify protein drugs are our PEGylation and glycosylation technologies. Over the last few years glycosylation and PEGylation have been validated technically and commercially through the successes of drugs like the PEGgylated interferons (Pegasys and PEG-Intron) and NESP, a hyper-glycosylated erythropoeitin. These post-translational modifications of proteins have been demonstrated to improve the pharmacokinetics and pharmacodynamics of protein drugs. In addition these modifications can improve the solubility, bioavailability and immunogencity profile of protein drugs.

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

DNAShuffling can be used to evolve properties that are coded for by single genes, multiple genes or entire genomes. By repeating the process, DNAShuffling ultimately generate libraries with a high percentage of genes that have the desired function. Due to the high quality of these libraries, a relatively small number of screening tests need to be performed to identify gene variants with the desired commercial qualities. This process can reduce the cost and time associated with identifying multiple potential products.

Step Two: MaxyScan Screening

The ability to screen or select for a desired improvement in function is essential to the effective development of an improved gene or protein. As a result, we have invested significant resources in developing automated, stringent, rapid screens and selection formats.

We have developed screening tests that can measure the production of proteins or small molecules in culture without significant purification steps or specific test reagents, thereby eliminating time-consuming steps required for traditional screening tests. We are also focusing on the development of reliable, cell-based screening tests that are predictive of specific functions relevant to our human therapeutics programs. Accordingly, we continue to develop new screening approaches and technologies. Our approach is to create multitiered screening systems where we use a less sensitive screening test as a first screen to quickly select proteins with the desired characteristics, followed by a more sensitive screening test to confirm value in these variants and to select for final lead product candidates. Unlike approaches that create random diversity, our MolecularBreeding directed evolution platform produces potentially valuable libraries of gene variants with a predominance of active genes with the desired function. As a result of capturing the natural process of sexual recombination with our proprietary DNAShuffling methods, we are also able to generate gene variants with the desired characteristic at a frequency 5 to 10-fold higher than combinatorial chemistry, rational design or other directed evolution methods. This allows us to use complex biological screens and formats as a final screening test, as relatively few proteins need to be screened to detect an improvement in the starting gene activity. Furthermore, this allows us to focus on developing screens that generate a broader range of information that is more responsive to commercial and clinical concerns. This separates us from many of our potential competitors who invest significant time and money to screen billions of compounds per day. While we have the capability to screen billions of compounds per day, we generally need to screen far fewer, on the order of 10,000 candidates per day or less.

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

Demonstrated Successes of Our MolecularBreeding Directed Evolution platform in Multiple Applications

We have consistently achieved improvement in gene and protein function using our MolecularBreeding directed evolution platform. These improvements have been demonstrated to permit more useful products and improved manufacturing efficiencies. Our technologies have the ability to generate improvements that would be more costly, time intensive and, in many cases, difficult if not impossible to achieve using other methods. We have also shown that we can achieve improved gene function without a detailed understanding of the underlying complex biological processes.

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

Intellectual Property and Technology Licenses

Pursuant to a technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited (each of which was then a wholly-owned subsidiary of what is now GlaxoSmithKline plc) (included as Exhibit 10.17), we were assigned all rights to the patents, applications and know-how related to our MolecularBreeding directed evolution platform. Affymetrix, Inc. retains an exclusive, royalty-free license under some of the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

We have an extensive patent portfolio including 77 issued U.S. patents and over 50 foreign patents relating to our proprietary MolecularBreeding directed evolution platform. Counterpart applications of the U.S. patents are pending in other major industrialized countries. Additionally, we have over 100 pending U.S. patent applications and over 200 pending foreign and international counterpart applications relating to our MolecularBreeding directed evolution platform and specialized screening technologies, and the application of these technologies to diverse industries including agriculture, protein pharmaceuticals, vaccines, gene therapy and chemicals.

Our expanding patent estate provides us with an increasingly broad and unique platform from which to create and improve therapeutic, industrial and other products. Patents owned by us or for which we have exclusive licenses cover a broad range of activities surrounding recombination-based directed molecular evolution including:

•	methods for template-based gene recombination to produce chimeric genes, including use of single or double-stranded templates;

•	methods for recombining nucleic acid segments produced by incomplete nucleic acid chain extension reactions to produce chimeric genes, including the staggered extension process (StEP);

•	methods utilizing reiterative screening or only a single cycle of screening;

•	methods of combining any mutagenesis technique with DNA recombination methods to produce new chimeric genes;

•	methods using synthesized nucleic acid fragments;

•	in vivo and in vitro recombination methods of the above, in a variety of formats;

•	methods of screening directed evolution libraries;

•	methods for ligation- and single-stranded template-based recombination and reassembly;

•	mutagenesis, including codon and gene site saturation mutagenesis, used in conjunction with recombination and reassembly;

•	cell-based recombination methods; and

•	fluorescence-, bioluminescence-, and nutrient-based screening methods, including the use of ultra-high throughput FACS-based methods for screening diverse variants.

Such patents reinforce our preeminent position as the industry leader in recombination-based directed molecular evolution technologies for the preparation of chimeric genes for commercial applications.

In addition to the patents that we own directly, we have also exclusively licensed patent rights and technology for specific uses from Novozymes, the California Institute of Technology (Caltech), the University of Washington, GGMJ Technologies, L.L.C. and the University of Minnesota. These licenses give us rights to an additional 32 issued U.S. patents, 17 granted foreign patents, 34 U.S. pending patent applications and over 100 additional international or foreign counterpart applications.

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

Competition

Any products that we develop through our technologies will compete in highly competitive markets. In the protein pharmaceuticals field we face competition from large pharmaceutical and biopharmaceutical companies such as Eli Lilly and Company, Pfizer, Inc., Genentech, Inc. and Amgen Inc. and from smaller biotechnology companies such as Human Genome Sciences, Inc. In the vaccines field we face competition from biotechnology companies such as Corixa Corporation and Vical Corporation as well as large pharmaceutical companies including GlaxoSmithKline plc, Aventis and Merck & Co., Inc. In chemicals, Codexis faces competition from large chemical companies such as E. I. du Pont de Nemours and Company and The Dow Chemical Company and from smaller biotechnology companies such as Genencor International and Diversa Corporation. In the agriculture field, Verdia faces competition from large agribusinesses, such as Monsanto Company and DowAgroScience and from smaller biotechnology companies such as Paradigm Genetics.

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

We are a leader in the field of directed molecular evolution. We are aware that companies such as Diversa Corporation and Applied Molecular Evolution (now a subsidiary of Eli Lilly) have alternative methods for obtaining and generating genetic diversity. Academic institutions such as Caltech and the University of Washington are also working in this field, and we have licensed certain technology from Caltech and the University of Washington. This field is highly competitive and companies and academic and research institutions are actively seeking to develop technologies that could be competitive with our technologies.

We are aware that other companies and persons have described technologies that appear to have some similarities to our patented proprietary technologies. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.

Employees

As of January 31, 2004 we had 271 employees, 97 of whom hold Ph.D., Ph.D. equivalent or M.D. degrees and 209 of whom were engaged in full-time research activities. We plan to expand our corporate development programs and hire additional staff if additional corporate collaborations are established or if existing corporate collaborations are expanded. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a loss applicable to common stockholders of approximately $45.0 million in 2001, $33.9 million in 2002 and $33.7 million in 2003. As of December 31, 2003, we had an accumulated deficit of approximately $195.1 million. We expect to have net losses and negative cash flow from operating activities for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years.

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

We Do Not Completely Control Codexis, and Codexis May Make Decisions That Are Not in the Best Interests of Maxygen Stockholders.

Codexis operates as an independent subsidiary of Maxygen. While we currently own 57% of Codexis, our representatives do not constitute a majority of the board of directors and thus we do not have control of the operating and other decisions of Codexis. The interests of Codexis and its stockholders may not always coincide with our interests or the interests of our stockholders. Since Maxygen is currently required to consolidate the financial statements of Codexis with its own financial statements, Codexis may enter into agreements or conduct its operations in a manner that could have a direct material adverse impact on our financial statements and results of operations. Since Maxygen and Codexis presently operate from shared facilities, Codexis could conduct its operations in a manner that adversely affects our business or reputation in the community and/or in the biotechnology industry, making it more difficult to operate in the community, secure additional alliances and maintain existing collaborations. This could have an adverse impact on our ability to conduct business.

We May Encounter Difficulties in Managing Our Operations. These Difficulties Could Increase Our Losses.

Our ability to manage our operations effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. These requirements have been increased as a result of the increasing operational independence of our subsidiaries Verdia and Codexis. At present we provide a number of operational, financial and reporting services to Codexis and Verdia under services agreements. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and our ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

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

Legislative Actions, Potential New Accounting Pronouncements and Higher Compliance Costs are Likely to Adversely Impact Our Future Financial Position and Results of Operations.

Future changes in financial accounting standards, including the possibility that we will be required to expense all stock option grants, may cause adverse, unexpected earnings fluctuations and affect our financial position and results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the recent past and may occur in the future. In addition we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Because our products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and government regulatory authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. We have not submitted an application to the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding directed evolution platform for commercialization in the U.S. or elsewhere. We may not be able to, or our collaborators may not be able to, conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.

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

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously. See also Item 3—Legal Proceedings.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 30% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 2	PROPERTIES

Maxygen leases an aggregate of 49,675 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 24, 2005 with respect to 41,763 square feet and on April 21, 2005 with respect to 7,912 square feet. Codexis, Inc. (our chemicals subsidiary) leases approximately 28,785 square feet of office and laboratory facilities in Redwood City, California. Codexis’ lease expires on January 31, 2011. Approximately 13,000 square feet of Maxygen’s space is being used by Verdia, Inc. (our agriculture subsidiary). The remaining Maxygen space in Redwood City, California is being used by our human therapeutics segment.

We lease an aggregate of 25,783 square feet of office and laboratory facilities in Horsholm, Denmark. Our lease expires on October 31, 2010 but can be earlier terminated by us as of October 31, 2005. Our human therapeutics segment uses all such space.

We believe that our existing facilities are adequate to meet our needs for the immediate future. We believe that future growth, if any, can be accommodated by leasing additional or alternative space.

For additional information regarding our lease obligations, see Note 7 of the Notes to Consolidated Financial Statements.

Item 3	LEGAL PROCEEDINGS

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., our chief executive officer, Russell Howard and our then chief financial officer, Simba Gill, together with certain underwriters of our initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill; the remainder of the case remains pending.

In June 2003 we agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, we will be entitled to reimbursement of various expenses incurred by us as a result of the litigation. As part of the tentative settlement, we will assign to the plaintiffs “excess compensation claims” and certain other of our claims against the defendant underwriters based on the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. We believe that our portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, we intend to defend the lawsuit vigorously. We believe the lawsuit against Maxygen and its officers is without merit. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant damages, our business would be significantly harmed.

We are not currently a party to any other material pending legal proceedings.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol MAXY since December 16, 1999. During the last two fiscal years, through December 31, 2003, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

	High	Low
Year ended December 31, 2002
First Quarter	$18.00	$11.40
Second Quarter	12.50	8.66
Third Quarter	12.11	6.00
Fourth Quarter	8.95	5.60
Year ended December 31, 2003
First Quarter	$8.20	$6.45
Second Quarter	12.94	7.00
Third Quarter	15.48	9.93
Fourth Quarter	11.10	9.10

On March 10, 2004, there were approximately 343 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

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

The following table gives information about equity awards under our 1997 Plan, Directors’ Plan, Non-Officer Plan, International Plan and ESPP as of December 31, 2003.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,234,893	$20.20	3,875,628	(1)(2)
Equity compensation plans not approved by security holders	4,328,372	$14.87	1,748,799	(3)

Total	9,563,265	$17.79	5,624,427

(1)	The 1997 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1997 Plan will increase by a number equal to the lesser of (ii) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. The ESPP incorporates an evergreen formula pursuant to which on the first business day of each calendar year, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the lesser of (ii) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors.

(2)	Of these shares, 695,668 shares remain available for purchase under the ESPP.

(3)	The Non-Officer Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Non-Officer Plan will increase by a number equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The International Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the International Plan will increase by a number equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors.

Codexis, a majority-owned Maxygen consolidated subsidiary, maintains the Codexis 2002 Stock Plan (“Codexis Stock Plan”). As of December 31, 2003, the Codexis Stock Plan had 2,348,450 shares of Codexis common stock available to be issued upon exercise of outstanding options at an exercise price of $0.40 per share. It also had 648,123 shares of Codexis common stock remaining available for future issuance. The Codexis Stock Plan was approved by Codexis stockholders but has not been approved by Maxygen stockholders.

Verdia, a wholly-owned Maxygen consolidated subsidiary, maintains the Verdia 2003 Stock Plan (“Verdia Stock Plan”). As of December 31, 2003, the Verdia Stock Plan had 1,329,500 shares of Verdia common stock available to be issued upon exercise of outstanding options at an average exercise price of $0.40 per share. It also had 110,500 shares of Verdia common stock remaining available for future issuance. The Verdia Stock Plan was approved by Verdia stockholders but has not been approved by Maxygen stockholders.

Summary Description of Maxygen’s Equity Compensation Plans

1997 Stock Option Plan

Maxygen’s stockholders approved the 1997 Plan on March 30, 1997 and approved amendments to the 1997 Plan on May 25, 2000 and May 31, 2002. Pursuant to the 1997 Plan, the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of Maxygen. No options may be granted under the 1997 Plan after March 1, 2007. Under the 1997 Plan, incentive options to purchase Maxygen common stock may be granted to employees at prices not lower than fair value on the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value on the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Options generally vest over four years (generally vesting at a rate of 25% at the end of each year for grants made prior to January 1, 2002 and for grants made after January 1, 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter). In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. At December 31, 2003, 3,024,960 shares remain available for future option grants under the 1997 Plan.

1999 Nonemployee Directors Stock Option Plan

Maxygen’s stockholders approved the Directors’ Plan on December 14, 1999. The Directors’ Plan reserves a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a Maxygen director will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan will vest as to 25% of the shares subject to the option at the end of each year. Each subsequent grant will generally vest in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2003, 155,000 shares remain available for future option grants under the Directors’ Plan.

2000 Non-Officer Employee Stock Option Plan

The board of directors adopted the Non-Officer Plan on December 6, 2000. The Non-Officer Plan has not been approved by Maxygen’s stockholders as no such approval is required. Under the Non-Officer’s Plan the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of Maxygen’s common stock) and consultants of Maxygen or any of its affiliates. No options may be granted under the Non-Officer Plan after December 6, 2010. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made after January 1, 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The Non-Officer Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2003, 607,356 shares remain available for future option grants under the Non-Officer Plan.

2000 International Stock Option Plan

The board of directors adopted the International Plan on April 10, 2000 and amended it on March 1, 2001. The International Plan has not been approved by Maxygen’s stockholders as no such approval is required. Under the International Plan the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of Maxygen. No options may be granted under the International Plan after April 10, 2010. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2003, 1,141,443 shares remain available for future option grants under the International Plan.

1999 Employee Stock Purchase Plan

Maxygen’s stockholders approved the ESPP on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the purchase plan on the first business day of each year equal to the lesser of (i) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. The ESPP will terminate in September 2019, unless terminated earlier in accordance with the provisions of the ESPP. At December 31, 2003, 695,668 shares remain available for future purchases under the ESPP.

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities during the year ended December 31, 2003 that have not already been reported in an earlier quarterly report.

Application of Initial Public Offering Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-89413) relating to our initial public offering of common stock, was December 15, 1999. Net proceeds to us were approximately $101.0 million. From the effective date through December 31, 2003, the proceeds were applied toward:

•	purchases and installation of equipment and build-out of facilities, $24.1million;

•	repayment of indebtedness, $1.9 million; and

•	working capital, $75.0 million.

The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement. As of December 31, 2003, the initial public offering proceeds were fully applied.

Purchases of Equity Securities by Maxygen

The following table gives information about repurchases of Maxygen common stock by Maxygen during the fourth quarter ended December 31, 2003.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2003	23,635	(1)	$0.13	—	41,614
November 2003	—		—	—	41,614
December 2003	—		—	—	41,614
Total	23,635		$0.13	—

(1)	The purchase was pursuant to an agreement entered into with an employee in conjunction with Maxygen’s acquisition of Maxygen ApS. The agreement provided that the stock obtained was subject to a Maxygen right of repurchase that lapsed in accordance with a specified schedule. Upon termination of employment with us, we had the right to repurchase the stock at a specified purchase price to the extent the repurchase right had not lapsed.

Item 6	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative research and development revenue	$8,895	$13,299	$25,100	$34,819	$30,506
Collaborative research and development revenue from related party	—	—	—	2,569	3,723
Grant revenue	5,122	11,166	5,428	4,424	2,996

Total revenues	14,017	24,465	30,528	41,812	37,225
Operating expenses:
Research and development	16,094	38,534	54,044	62,005	56,869
General and administrative	4,998	12,486	13,567	13,124	12,594
Stock compensation expense	5,656	15,981	12,017	6,250	1,991
Acquired in-process research and development(1)	—	28,959	—	—	—
Amortization of goodwill and other intangible assets	—	3,419	8,726	1,144	698

Total operating expenses	26,748	99,379	88,354	82,523	72,152

Loss from operations	(12,731)	(74,914)	(57,826)	(40,711)	(34,927)
Net interest income	1,413	15,329	12,862	8,095	5,374
Equity in net loss of joint venture and minority interests	—	—	—	(1,330)	(2,903)

Net loss	(11,318)	(59,585)	(44,964)	(33,946)	(32,456)
Deemed dividend upon issuance of convertible preferred stock	(2,200)	—	—	—	—
Subsidiary preferred stock accretion	—	—	—	—	(1,279)

Loss applicable to common stockholders	$(13,518)	$(59,585)	$(44,964)	$(33,946)	$(33,735)

Basic and diluted loss per share applicable to common stockholders	$(1.53)	$(1.96)	$(1.38)	$(1.01)	$(0.98)

Shares used in computing basic and diluted loss per common share	8,854	30,339	32,610	33,582	34,519

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$136,343	$258,015	$234,877	$228,149	$196,840
Working capital	132,510	216,388	195,923	209,071	114,140
Total assets	145,578	301,699	277,418	268,780	232,627
Non-current portion of equipment financing	1,644	1,295	673	55	—
Accumulated deficit	(24,177)	(83,762)	(128,726)	(162,672)	(195,128)
Total stockholders’ equity	133,716	282,198	253,734	229,199	198,224

(1)	Acquired in-process research and development related to the acquisition of Maxygen ApS and a privately held California corporation. See Notes 13 and 14 of the Notes to Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

(unaudited)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2003
Collaborative research and development revenue	$11,453	$5,941	$6,689	$6,423
Collaborative research and development revenue from related party	859	762	1,143	959
Grant revenue	832	637	669	858

Total revenues	13,144	7,340	8,501	8,240
Operating expenses:
Research and development	14,035	13,777	14,298	14,759
General and administrative	3,054	3,314	2,693	3,533
Stock compensation expense	731	730	404	126
Amortization of goodwill and other intangible assets	286	286	126	—

Total operating expenses	18,106	18,107	17,521	18,418

Loss from operations	(4,962)	(10,767)	(9,020)	(10,178)
Net interest income	1,525	1,303	1,056	1,490
Equity in net loss of joint venture and minority interests	(500)	(540)	(973)	(890)

Net loss	(3,937)	(10,004)	(8,937)	(9,578)
Subsidiary preferred stock accretion	(319)	(319)	(319)	(322)

Loss applicable to common stockholders	$(4,256)	$(10,323)	$(9,256)	$(9,900)

Basic and diluted loss per share applicable to common stockholders	$(0.12)	$(0.30)	$(0.27)	$(0.28)

Shares used in computing basic and diluted loss per common share	34,193	34,365	34,667	34,850

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2002
Collaborative research and development revenue	$8,015	$8,836	$9,360	$8,608
Collaborative research and development revenue from related party	—	458	1,075	1,036
Grant revenue	1,325	1,220	1,273	606

Total revenues	9,340	10,514	11,708	10,250
Operating expenses:
Research and development	14,971	15,381	15,849	15,804
General and administrative	3,064	3,185	3,309	3,566
Stock compensation expense	2,177	1,951	1,311	811
Amortization of goodwill and other intangible assets	286	286	286	286

Total operating expenses	20,498	20,803	20,755	20,467

Loss from operations	(11,158)	(10,289)	(9,047)	(10,217)
Net interest income	2,165	1,807	2,294	1,829
Equity in net loss of joint venture and minority interests	—	(229)	(538)	(563)

Net loss	$(8,993)	$(8,711)	$(7,291)	$(8,951)

Basic and diluted loss per common share	$(0.27)	$(0.26)	$(0.22)	$(0.26)

Shares used in computing basic and diluted loss per common share	33,153	33,385	33,757	34,034

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Overview

We are a leader in the application of directed molecular evolution, a process by which genes are modified for specific commercial uses. Maxygen began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, we have established a focus in human therapeutics, particularly optimized protein pharmaceuticals.

Our business model focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with partners. We currently have four next-generation protein therapeutic leads in pre-clinical development. The four leads address significant opportunities and deficiencies in first–generation marketed protein products. The four product candidates are: an optimized alpha interferon for the treatment of hepatitis C, partnered with Roche; an optimized gamma interferon, for the treatment of idiopathic pulmonary fibrosis and other indications, partnered with InterMune; and two leads to which we retain all rights: first, an optimized beta interferon for multiple sclerosis; and second, an optimized protein for the treatment of myelosuppression.

We also have two industrial subsidiaries. Our wholly-owned subsidiary Verdia focuses on applying its proprietary technologies to create novel agricultural biotechnology products, specifically crop protection and plant quality traits. Verdia has seven potential products in crop development and testing with its partners and an additional 13 earlier-stage potential products in its pipeline. Our majority-owned subsidiary Codexis focuses on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry. Codexis now has five processes operating at commercial scale, each process generating royalty payments from partners. Codexis also has over 19 potential products and processes in development with partners and in its own research and development pipeline.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical, agriculture and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our dependence on collaborative partner funding to advance our products and business to an increased focus on internal product development for greater potential future value capture. We believe that this is an important step in building long-term value in the company. Consistent with this strategic shift, revenue from strategic alliances and government grants increased from $30.5 million in 2001 to $41.8 million in 2002, and decreased to $37.2 in 2003. We anticipate that our revenue from strategic alliances and government grants will continue to decrease in 2004 to between $25 million and $30 million.

We continue to maintain a strong cash position in which to fund our expanded internal product development with cash, cash equivalents and marketable securities totaling $196.8 million as of December 31, 2003. Of this amount, $20.4 million is held by Codexis and Verdia for investment in their respective businesses, leaving a balance of approximately $176.4 million for our therapeutics business.

We have incurred significant losses since our inception. As of December 31, 2003, our accumulated deficit was $195.1 million. We have invested heavily in establishing our proprietary technologies. These investments contributed to the increases in our research and development expenses from $54.0 million in 2001 to $62.0 million in 2002. Our research and development expenses decreased in 2003 to $56.9 primarily due to reduced headcount as we wound down the funded research terms of our collaborations with Lundbeck and InterMune. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

General

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions (see Note 1 of Notes to Consolidated Financial Statements). We believe the following are our critical accounting policies, including those that reflect the more significant judgments and estimates we make in the preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the amounts of Maxygen and our wholly-owned subsidiaries, Maxygen ApS (Denmark), which was acquired by Maxygen in August 2000, Maxygen Holdings Ltd. (Cayman Islands) and Verdia, Inc., as well as our majority-owned subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Our ownership in Codexis is approximately 57%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. Based upon management’s evaluation of the investors’ rights under EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, we have included 100% of the net losses of Codexis in the determination of our consolidated net loss. We record minority interest in the Consolidated Balance Sheets to account for the ownership interest of the minority owners.

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million for the year ended December 31, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

Our investment in the joint venture with Delta Pine and Land Company called DeltaMax Cotton LLC in which we have an equity interest of 50% is being accounted for under the equity method. Our share of the joint venture’s loss totaled $1.3 million in 2002 and $2.4 million in 2003 and is recorded, under the equity method of accounting, as equity in net loss of joint venture and minority interests in the Consolidated Statement of

Operations. We recognized $1.5 million and $3.3 million of collaborative research and development revenue from related party in 2002 and 2003, respectively, relating to research performed by us in those periods. The rates charged for work performed by us are consistent with the rates charged for other collaborations. In addition, we received a payment of $1.7 million in 2002 relating to past research and recognized $1.1 million and $400,000 of this payment as collaborative research and development revenue from related party in 2002 and 2003, respectively. The remaining amount will be recognized ratably over the term of the related research plans. Verdia and Delta Pine and Land Company are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million each. We funded the joint venture in the amount of $1.4 million and $2.4 million as capital contributions in 2002 and 2003, respectively, which reflects Verdia’s 50% ownership interest.

On July 15, 2003, Maxygen and several third party investors formed Avidia Research Institute. In conjunction with its initial capitalization, we contributed certain technology to Avidia and invested $500,000. We have an equity interest of 46.9% in Avidia based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. Our investment in Avidia is being accounted for under the equity method of accounting and results are recorded as a component of equity in net loss of joint venture and minority interests in the Consolidated Statements of Operations. As of December 31, 2003 we had recorded losses equal to our investment basis in Avidia and we do not currently expect to be recording any additional losses from Avidia in 2004. Maxygen is not obligated to fund Avidia’s operating losses.

Goodwill and Intangible Impairment

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. In accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), if certain indicators of impairment exist, we will review our long-lived assets (including goodwill) for impairment based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2001, 2002 or in 2003.

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

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon our achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full-time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund further development of our core technology, as opposed to a defined research program. Such payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2003, we have deferred revenues of approximately $6.6 million that we expect to recognize over the next approximately two years.

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

The determination of separate units of accounting in arrangements involving multiple deliverables as required under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” requires management to exercise judgment as to whether the delivered item has stand alone value to the collaborator and to estimate whether there is objective and reliable evidence of fair value for the undelivered items. Our collaborative agreements may contain multiple deliverables that require management to determine whether or not the deliverables are separate units of accounting.

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

	2001	2002	2003
Research and development	$2,442	$1,401	$586
General and administrative	2,341	1,525	470

This deferred stock compensation of $237,000 at December 31, 2003 will be fully amortized to expense by the end of 2004.

In connection with the grant of stock options to consultants, we recorded stock compensation expense of $256,000 in 2001, $86,000 in 2002 and $76,000 in 2003, which were included in research and development expense, and $50,000 in each of the years 2001 and 2002 and $7,000 in 2003, which were included in general and administrative expense.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount was amortized over the remaining vesting period of the options, of which $714,000 was expensed in 2001, $437,000 in 2002 and $8,000 in 2003. This deferred compensation has now been fully amortized to expense. Also in connection with the Maxygen ApS acquisition, Maxygen shares were exchanged for Maxygen ApS shares. For the shares exchanged that had a right of repurchase, we recorded deferred compensation of $13.1 million. This amount was amortized to expense over a three-year graded vesting period. A total of $6.2 million was recognized as expense in 2001, $2.8 million in 2002 and $844,000 in 2003. This deferred compensation has now been fully amortized to expense.

Results of Operations

Revenues

Our total revenues increased from $30.5 million in 2001 to $41.8 million in 2002 then decreased to $37.2 million in 2003. The increase in collaborative research and development revenue of $9.7 million from 2001 to 2002 was due to additional strategic alliances and the expansion of existing alliances. The decline in collaborative research and development revenue of $4.3 million from 2002 to 2003 was primarily due to the decrease in partner funding as the funded research terms of the collaborations with InterMune and Lundbeck wound down on schedule, offset in part by collaborative research and development revenue from our collaboration with Roche, which began in July 2003. Collaborative research and development revenue from related party relates to revenue from DeltaMax Cotton LLC., the joint-venture between Verdia and Delta and Pine Land Company. Upon the formation of the joint-venture in May 2002, Verdia began to perform research for and recognize revenue from DeltaMax Cotton LLC. The increase in revenue of $1.2 million from 2002 to 2003 is due to ramp up and a partial year of activity in 2002 versus a full year of activity in 2003. The decline in grant revenue of $1.0 million from 2001 to 2002 and $1.4 million from 2002 to 2003 primarily reflects the expiration of four U.S. government grants from the Defense Advanced Research Projects Agency that began in 1998 and 1999 and ended on various dates, the last of which was September 2002. In 2004, we expect our consolidated revenue to be in the range of $25 to $30 million, consisting of collaboration revenue, grant revenue and royalties on product sales from existing collaborations and the establishment of new industrial collaboration agreements.

In 2003 we had two major collaborative partners, defined as those contributing greater than 10% of total collaborative research revenue in 2003 for whom we conducted research and development. In January 2004 we extended the research term of our collaborative agreement with one such major collaborative partner, Pioneer Hi-Bred International, Inc., while a potential long term renewal of the collaboration is being negotiated. The funded research term of the collaboration with our other major collaborative partner, DeltaMax Cotton LLC, is subject to research agreements that cover single calendar years and that are reviewed, and if mutually acceptable, renewed, annually. In 2003, revenue recognized from Pioneer Hi-Bred International, Inc. and DeltaMax Cotton LLC represented, in aggregate, 30.6% of our total revenues.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. After their capitalization in March 2002, the results of Codexis are shown as our chemicals segment and results of Verdia are shown as our agriculture segment. The following table presents revenues for each operating segment (in thousands):

	Year Ended December 31,
	2001	2002	2003
Human Therapeutics	$12,403	$20,743	$14,430
Chemicals	7,315	7,954	8,425
Agriculture	10,810	13,115	14,370

Total Revenue	$30,528	$41,812	$37,225

The increase in revenue for each segment from 2001 to 2002 was due to additional strategic alliances and the expansion of existing alliances. For human therapeutics and chemicals, these increases are partially offset by the decline in government research grant revenue. The decrease in 2003 revenues for our human therapeutics segment primarily reflects the scheduled winding down of the funded research terms of our collaborations with InterMune and Lundbeck, offset in part by collaborative research and development revenue from our collaboration with Roche, which began in July 2003. We expect revenue from our human therapeutics segment to decrease in 2004 as we continue to implement our strategy of concentrating on internally funded research and development and reduce our dependence on partner funded research and development. The increase in revenue for our chemicals segment from 2002 to 2003 is primarily due to a one-time termination payment of $2.5 million from Hercules received in 2003 to terminate our collaboration agreement entered into with them in 2000, offset in part by decreased revenue from the termination of that collaboration. The increase in revenue of our agriculture segment from 2002 to 2003 is primarily due to the receipt of a $2.0 million product development milestone from Pioneer Hi-Bred received in 2003, offset in part by a reduction in collaborative revenue from our Syngenta collaboration.

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

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for collaborative projects funded by our collaborators and government grants was approximately 50% in 2001, 50% in 2002 and 37% in 2003. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for our own internally funded research projects was approximately 50% in 2001, 50% in 2002 and 63% in 2003. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

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

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $54.0 million in 2001 to $62.0 million in 2002 then decreased to $56.9 million in 2003. The $8.0 million increase from 2001 to 2002 was primarily due to increased salaries, expansion of strategic alliances including pre-clinical costs and depreciation, as well as investments in our technology platform and in the development of product candidates. The $5.1 million decrease from 2002 to 2003 was primarily due to contraction of activities in strategic alliances including reduced pre-clinical costs and reduced utilization of research consultants. The reduction of collaborative activities also lead to reduced spending on supplies and outside patent costs. Stock compensation expense related to research and development was $9.6 million in 2001, $4.7 million in 2002 and $1.5 million in 2003. The decrease in stock compensation expenses was primarily the result of lower amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000. This deferred compensation was amortized to expense over a three year graded vesting period. The deferred compensation related to the Maxygen ApS acquisition was fully amortized to expense during 2003; the $178,000 of deferred compensation related to options granted to employees involved in research and development activities before our initial public offering remaining at December 31, 2003 is expected to be fully amortized to expense by the end of 2004.

We expect research and development costs to increase during 2004 as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our products into clinical trials. To the extent we out-license our products prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our products against maintaining adequate cash resources for our operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses have decreased from $13.6 million in 2001 to $13.1 million in 2002 and to $12.6 million in 2003. The decrease from 2001 to 2002 was primarily due to receipt of expense reimbursement from litigation with Enchira Biotechnology received in 2002, partially offset by increased costs of directors’ and officers’ liability insurance and increased professional fees. The decrease from 2002 to 2003 was primarily due to lower salaries reflecting slightly lower headcount and lower corporate communications expenses. General and administrative stock compensation expense was $2.4 million in 2001, $1.6 million in 2002 and $477,000 in 2003. The decrease in stock compensation expense was primarily a result of lower amortization expense related to deferred compensation for stock options granted to employees before our initial public offering. This deferred compensation is being amortized to expense over the vesting period of the options using a graded vesting method. The $59,000 of deferred compensation relating to options granted to employees involved in general and administrative activities before our initial public offering remaining at December 31, 2003 is expected to be fully amortized to expense by the end of 2004.

We expect that our general and administrative expenses may increase modestly for at least the next several years as a result of increased professional fees and insurance premiums.

Amortization of Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Upon adoption of SFAS 142 in January 2002, we stopped amortizing goodwill and assembled workforce. However, we continued to amortize the purchased core technology over its three year useful life. Such technology was fully amortized to expense by September 2003. We recorded amortization expense of $8.7 million in 2001, $1.1 million in 2002 and $698,000 in 2003.

Net Interest and Other Income

Net interest and other income represents income earned on our cash, cash equivalents and marketable securities, net of interest expense on our equipment leases and currency transaction gains or losses. Net interest and other income decreased from $12.9 million in 2001 to $8.1 million in 2002 to $5.4 million in 2003. The decreases were due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities, partially offset by foreign exchange transactions related to the funding of our Danish subsidiary Maxygen ApS which include a $231,000 loss in 2001, $1.4 million gain in 2002, and $1.8 million gain in 2003.

Equity in Net Loss of Joint Venture and Minority Interests

Equity in net loss of joint venture and minority interests reflects our share of the net loss of DeltaMax Cotton LLC and Avidia Research Institute. DeltaMax Cotton LLC was formed in May 2002 and is being accounted for under the equity method of accounting. In addition to recording our share of the net losses from DeltaMax Cotton LLC, we recorded revenue from DeltaMax Cotton LLC as collaborative research and development revenue from related party of $2.6 million in 2002 and $3.7 million in 2003 relating to research performed by us for the DeltaMax Cotton LLC joint venture. Avidia Research Institute was formed in July 2003 and is also being accounted for under the equity method of accounting. Equity in net loss of joint venture and minority interests increased from $1.3 million in 2002 to $2.9 million in 2003. The increase in net loss in 2003 is primarily due to the DeltaMax joint venture being fully operational for the entire twelve-month period of 2003 and the start of operations of Avidia. As of December 31, 2003 we had recorded losses equal to our investment basis in Avidia and do not currently expect to be recording any additional losses from Avidia in 2004. Maxygen is not obligated to fund Avidia’s operating losses.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million for the year ended Decenber 31, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

Provision for Income Taxes

We incurred net operating losses in 2001, 2002 and 2003, and consequently did not pay any U.S. federal or state income taxes. As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $88.8 million, which expire in the years 2011 through 2023 and federal research and development tax credit carryforwards of approximately $2.4 million, which expire in the years 2012 through 2023. Included in our federal net operating loss carryforwards and federal research and development tax credit carryforwards at December 31, 2003 are amounts relating to Codexis, a subsidiary that is not included in our federal consolidated return. These carryforwards will only be available to offset future federal taxable income of the subsidiary. At December 31, 2003, the federal net operating loss carryforwards relating to Codexis were approximately $11.6 million and the federal research and development tax credit carryforwards relating to Codexis were approximately $200,000. These carryforwards expire in the years 2022 through 2023.

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning on or after July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have concluded that none of our unconsolidated subsidiaries or other legal arrangements is a variable interest entity.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $169.9 million. In addition, our majority-owned subsidiary, Codexis, received $20 million from a private placement of its equity securities with third party investors. Codexis also received $5 million from a concurrent private placement from Maxygen. As of December 31, 2003, we had a total of $196.8 million in cash, cash equivalents and investments, $15.4 million of which may only be used for Codexis operations and $5.0 million of which is held by Verdia.

Net cash used in operating activities was $15.1 million in 2001, $21.8 million in 2002 and $25.2 million in 2003. Uses of cash in operating activities were primarily to fund net losses.

Net cash used in investing activities was $49.1 million in 2001 and $21.2 million in 2003. Net cash provided by investing activities in 2002 was $18.2 million. The cash used during 2001 and 2003 primarily represented purchases of available-for-sale securities. The cash provided during 2002 was primarily from the maturities of available-for-sale securities.

Additions of property and equipment were $10.6 million in 2001, $4.9 million in 2002 and $3.2 million in 2003. The additions in 2001 were primarily due to the expansion of our offices and laboratories in Redwood City, CA as well as new equipment purchased for Maxygen ApS. We expect to continue to make significant investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Verdia and Delta and Pine Land Company are committed to fund the joint venture in an amount sufficient to pay its anticipated development costs, but neither party is required to provide funding in excess of $15 million. We funded the joint venture through capital contributions in the amount of $1.4 million in 2002 and $2.4 million in 2003, which reflects our 50% ownership interest. Maxygen’s contributions to DeltaMax Cotton LLC to date have been $3.8 million as of December 31, 2003. In connection with the formation of Avidia Research Institute, Maxygen contributed certain intellectual property and invested $500,000 in July 2003.

Net cash provided by financing activities was $1.3 million in 2001, $22.9 million in 2002 and $208,000 in 2003. The cash provided in 2001 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options by employees. This was partially offset by payments on equipment financing obligations of $533,000. The cash provided in 2002 was primarily proceeds from the financing of the minority investment in Codexis. The cash provided in 2003 was primarily from the proceeds of the sale of common stock in connection with our ESPP and the exercise of stock options by employees of $2.7 million offset by an equity adjustment from foreign currency translation of $1.8 million and payments on equipment financing obligations of $617,000.

The following are contractual commitments at December 31, 2003 associated with debt and lease obligations (in thousands):

	Payments Due by Period
Contractual Commitments	Total	1 year	2-7 years
Operating Leases	$11,088	$4,291	$6,797
Short-Term Debt	55	55	—

Total Contractual Commitments	$11,143	$4,346	$6,797

In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires December 31, 2004. The equipment loans will be repaid over 48 months at an interest rate tied to the prime lending rate at the time the loan is executed and are secured by the related equipment.

Since inception we have received $144.9 million in funding from our collaborators and from government grants, which includes $6.3 million of deferred revenue to be recognized over the next two years. Approximately $115.1 million was received from our collaborators and $29.8 million was received from government funding. Assuming our research efforts for existing collaborations and grants continue for their full research terms, as of December 31, 2003 we had total committed funding of approximately $25.0 million remaining to be received over the next two years. Potential milestone payments from our existing collaborations could exceed $500 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

Disclosure of Non-GAAP Financial Measures

When we report our financial results, ordinarily we report net income (loss) calculated both in accordance with generally accepted accounting principles and also excluding stock compensation expense, amortization of intangible assets and subsidiary preferred stock accretion (“Non-GAAP Net Income (Loss)”). In addition we also report “Cash Utilization”, which approximates our net operating cash use. Both Non-GAAP Net Loss and Cash Utilization are considered a “Non-GAAP Financial Measure” according to SEC rules.

We believe that Non-GAAP Net Income (Loss) and Cash Utilization provide useful information in understanding our ongoing financial condition. Stock compensation expense, amortization of intangible assets and subsidiary preferred stock accretion (the adjustments to GAAP net income (loss)) are non-cash expenses generated as a result of infrequent events that do not have direct operational significance. As a result we believe that Non-GAAP Net Income (Loss) provides useful information to investors as to our ongoing operations. In addition, Cash Utilization (Non-GAAP Net Loss excluding depreciation but adjusted to include capital expenditures) provides information about our net operating cash use—a useful measure to determine how much cash our operations are spending. Management uses Non-GAAP Net Income (Loss) and Cash Utilization in analyzing the performance of each of our operating business segments and in analyzing the performance of Maxygen as a whole. We also use such measures in making operating decisions including pipeline portfolio management and capital expenditure decisions. Due to the usefulness of Non-GAAP Net Income (Loss) and Cash Utilization to our management we believe that it also provides useful information to investors regarding our financial condition and results of operation.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange. To mitigate some of these risks, we from time to time enter currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency except for amounts held in our Danish subsidiary in Danish kroner. As of December 31, 2003, approximately 59% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2003 (dollars in thousands):

	Expected Maturity
	2003	2004
Cash and cash equivalents	$21,429
Average interest rates	1.02%

Short-term investments	$95,204
Average interest rates	1.57%

Long-term investments		$80,207
Average interest rates		1.89%

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2003, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2003 levels, the fair value of our portfolio would decline by approximately $3.9 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. In addition, we had outstanding debt related to equipment financing of $55,000 as of December 31, 2003, with a range of interest rates of between 12.13% and 12.78%.

Foreign Currency Exchange Risk

A portion of our operations consist of research and development activities performed in Denmark by our wholly-owned subsidiary, Maxygen ApS. The functional currency of Maxygen ApS is the Danish kroner. In 2003, 26.5% of our operating expenses related to Maxygen ApS. As a result, our financial results may be affected by changes in the foreign currency exchange rates of Denmark. A decrease in the value of the U.S. dollar against the Danish kroner will result in an increase of our non-U.S. dollar based operating expenses. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we from time to time enter cash flow hedging arrangements. No hedges are currently in place. Currency forward contracts are utilized in these hedging arrangements. Our hedging arrangements reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to Maxygen.

At December 31, 2003 we had no foreign currency cash flow forward contracts outstanding.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As described in Note 11 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 30, 2004

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2003
A S S E T S
Current assets:
Cash and cash equivalents	$67,611	$21,429
Short-term investments	149,307	95,204
Accounts receivable and other receivables	4,129	3,621
Due from related party	883	1,223
Prepaid expenses and other current assets	4,821	4,943

Total current assets	226,751	126,420
Property and equipment, net	16,363	12,444
Goodwill	12,192	12,192
Other intangible assets, net of accumulated amortization of $2,737 and $3,435 at December 31, 2002 and 2003, respectively	698	—
Long-term investments	11,231	80,207
Deposits and other assets	1,545	1,364

Total assets	$268,780	$232,627

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,440	$1,599
Accrued compensation	2,576	2,775
Accrued legal expenses	945	306
Deferred rent	337	190
Other accrued liabilities	2,755	1,631
Deferred revenue	9,010	5,724
Current portion of equipment financing obligations	617	55

Total current liabilities	17,680	12,280
Deferred revenue	1,273	872
Other liabilities	628	41
Minority interest	20,000	21,210

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2003	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 34,504,447 and 34,909,799 shares issued and outstanding at December 31, 2002 and 2003, respectively	3	3
Additional paid-in capital	393,491	394,966
Deferred stock compensation	(2,436)	(251)
Accumulated other comprehensive income(loss)	813	(1,366)
Accumulated deficit	(162,672)	(195,128)

Total stockholders’ equity	229,199	198,224

Total liabilities and stockholders’ equity	$268,780	$232,627

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2001	2002	2003
Collaborative research and development revenue	$25,100	$34,819	$30,506
Collaborative research and development revenue from related party	—	2,569	3,723
Grant revenue	5,428	4,424	2,996

Total revenues	30,528	41,812	37,225
Operating expenses:
Research and development	54,044	62,005	56,869
General and administrative	13,567	13,124	12,594
Stock compensation expense(1)	12,017	6,250	1,991
Amortization of goodwill and other intangible assets	8,726	1,144	698

Total operating expenses	88,354	82,523	72,152

Loss from operations	(57,826)	(40,711)	(34,927)
Interest income and other (expense), net	12,862	8,095	5,374
Equity in net loss of joint venture and minority interests	—	(1,330)	(2,903)

Net loss	$(44,964)	$(33,946)	$(32,456)

Net loss	$(44,964)	$(33,946)	$(32,456)
Subsidiary preferred stock accretion	—	—	(1,279)

Loss applicable to common stockholders	$(44,964)	$(33,946)	$(33,735)

Basic and diluted loss per share applicable to common stockholders	$(1.38)	$(1.01)	$(0.98)

Shares used in computing basic and diluted loss per common share	32,610	33,582	34,519
(1) Stock compensation expense related to the following:
Research and development	$9,626	$4,674	$1,514
General and administrative	2,391	1,576	477

	$12,017	$6,250	$1,991

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2001	33,576,736	$3	$386,026	$(776)	$(19,880)	$587	$(83,762)	$282,198
Issuance of common stock upon exercise of options for cash and for services rendered	340,624	—	1,238	—	—	—	—	1,238
Issuance of common stock under employee stock purchase plan	106,471	—	1,075	—	—	—	—	1,075
Issuance of common stock under 401(k) employer matching contribution	34,525	—	642	—	—	—	—	642
Stock compensation expense for consultant options, fully vested stock options and warrant for services rendered	—	—	384	—	(135)	—	—	250
Repurchase of common stock and cancellation of options	(31,942)	—	(19)			—	—	(19)
Payments of stockholder notes	—	—	—	437	—	—	—	437
Amortization of deferred compensation, net of $261,000 reversed for terminated employees	—	—	261	—	11,506	—	—	11,767
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(44,964)	(44,964)
Currency translation adjustment	—	—	—	—	—	(159)	—	(159)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	1,270	—	1,270

Comprehensive loss								(43,853)

Balance at December 31, 2001	34,026,414	3	389,607	(339)	(8,509)	1,698	(128,726)	253,734
Issuance of common stock upon exercise of options for cash and for services rendered	291,869	—	1,924	—	—	—	—	1,924
Issuance of common stock under employee stock purchase plan	130,880	—	1,116	—	—	—	—	1,116
Issuance of common stock under 401(k) employer matching contribution	70,953	—	677	—	—	—	—	677
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	92	—	(22)	—	—	70
Repurchase of common stock and cancellation of options	(15,669)	—	(10)			—	—	(10)
Payments of stockholder notes	—	—	—	339	—	—	—	339
Amortization of deferred compensation, net of $85,000 reversed for terminated employees	—	—	85	—	6,095	—	—	6,180
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(33,946)	(33,946)
Currency translation adjustment	—	—	—	—	—	585	—	585
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(1,470)	—	(1,470)

Comprehensive loss								(34,831)

Balance at December 31, 2002	34,504,447	3	393,491	—	(2,436)	813	(162,672)	229,199
Issuance of common stock upon exercise of options for cash and for services rendered	299,447	—	1,851	—	—	—	—	1,851
Issuance of common stock under employee stock purchase plan	99,441	—	608	—	—	—	—	608
Issuance of common stock under 401(k) employer matching contribution	48,356	—	521	—	—	—	—	521
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	46	—	—	—	—	46
Repurchase of common stock and cancellation of options	(41,892)	—	(17)	—	—	—	—	(17)
Subsidiary preferred stock accretion	—	—	(1,276)	—	—	—	—	(1,276)
Amortization of deferred compensation	—	—	(258)	—	2,185	—	—	1,927
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(32,456)	(32,456)
Currency translation adjustment	—	—	—	—	—	(1,975)	—	(1,975)
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	—	—	(204)	—	(204)

Comprehensive loss								(34,635)

Balance at December 31, 2003	34,909,799	$3	$394,966	$—	$(251)	$(1,366)	$(195,128)	$198,224

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2002	2003
Operating activities
Net loss	$(44,964)	$(33,946)	$(32,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,139	5,425	6,387
Amortization of goodwill and other intangible assets	8,726	1,144	698
Equity in net loss of joint venture and minority interests	—	1,330	2,903
Non-cash stock compensation	12,417	6,835	1,929
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	976	1,285	335
Changes in operating assets and liabilities:
Accounts receivable and other receivables	4,231	65	508
Due from related party	—	(883)	(340)
Prepaid expenses and other current assets	(4,205)	773	(330)
Deposits and other assets	(185)	(374)	909
Accounts payable	1,255	(1,958)	159
Accrued compensation	496	221	199
Accrued legal expenses	(120)	130	(639)
Deferred rent	595	(27)	(679)
Other accrued liabilities	(975)	374	(1,124)
Deferred revenue	3,465	(2,220)	(3,687)

Net cash used in operating activities	(15,149)	(21,826)	(25,228)

Investing activities
Purchases of available-for-sale securities	(197,607)	(140,462)	(207,699)
Maturities of available-for-sale securities	131,239	164,944	192,622
Sale of available-for-sale securities	27,789	—	—
Investment in joint venture and minority interests	—	(1,400)	(2,851)
Acquisition of property and equipment	(10,563)	(4,905)	(3,234)

Net cash provided by (used in) investing activities	(49,142)	18,177	(21,162)

Financing activities
Repayments under equipment financing obligations	(533)	(623)	(617)
Minority investment	—	20,000	(69)
Equity adjustment from foreign currency translation	—	1,320	(1,781)
Payments received on promissory notes	437	339	—
Proceeds from issuance of common stock	1,401	1,836	2,675

Net cash provided by financing activities	1,305	22,872	208

Net increase (decrease) in cash and cash equivalents	(62,986)	19,223	(46,182)
Cash and cash equivalents at beginning of period	111,374	48,388	67,611

Cash and cash equivalents at end of period	$48,388	$67,611	$21,429

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated in Delaware on May 7, 1996. The Company develops and applies proprietary directed molecular evolution technologies, also known as its “MolecularBreeding directed evolution platform”, and other complementary technologies to evolve new or improved properties into single genes, multigene pathways, vectors, and genomes. Since the technology can be applied to a wide range of genetic targets, the Company will explore commercial opportunities for the directed evolution of human therapeutic products, as well as industrial products.

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

The Company’s ownership in Codexis as of December 31, 2003 was approximately 57%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company records minority interest in the Consolidated Financial Statements to account for the ownership interest of the minority owner.

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million for the year ended December 31, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of this series of convertible preferred stock outstanding at December 31, 2003, and the total redemption value of the outstanding shares was $26.6 million at December 31, 2003; the total redemption value less the redemption value relating to Maxygen’s shares is reflected as minority interest on the Consolidated Balance Sheets.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in its joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which the Company has an equity interest of 50% is being accounted for under the equity method of accounting.

The Company’s investment in Avidia Research Institute, formed by the Company and several outside investors in July, 2003, in which the Company has an equity interest of 46.9%, is being accounted for under the equity method of accounting.

Foreign Currency Translation

The functional currency of Maxygen ApS is the Danish kroner. Assets and liabilities of Maxygen ApS are translated at current exchange rates, except for property, plant and equipment, which are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates in effect during the period. Gains and losses from currency translation are included in other comprehensive income (loss). Currency transaction gains or losses are included in interest income and other, net.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current year presentation. These reclassifications, when made, did not have any affect on loss applicable to common stockholders, total assets or total liabilities and stockholders’ equity.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable debt securities, government and corporate debt obligations. Short and long-term investments include government and corporate debt obligations.

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

Derivative Financial Instruments

The Company addresses certain foreign currency financial exposures through a program of risk management that includes the use of derivative financial instruments. To date the Company has only entered into foreign

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency forward exchange contracts generally expiring within one year from the date of purchase to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The Company accounts for derivative instruments under the provisions of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)”, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships.

All derivatives are recognized on the balance sheet at their fair value based on quoted market prices for similar instruments. The Company has designated its derivatives as foreign currency cash flow hedges. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign currency cash flow hedges are recorded in other comprehensive income until the associated hedged transaction impacts earnings.

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

The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS’ research and development expenses. All foreign currency contracts are denominated in Danish kroner. During 2002, forecasted cash flow exceeded the actual cash required by Maxygen ApS. Net gains of $293,000 on foreign currency forward contracts were recorded in interest income and other, net, as a result of the appreciation of the Danish Kroner against the US dollar. At December 31, 2002, the Company had $208,000 of unrealized gains recorded in other comprehensive income that was reclassified to research and development expense in January 2003. There were no such amounts as of December 31, 2003.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. Costs associated with entering into such contracts have not been material to the Company’s financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2003, the Company had no foreign currency contracts outstanding in the form of forward exchange contracts or any other derivative instruments.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A portion of the Company’s accounts receivable balance at December 31, 2002 and 2003 consist of balances due from government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

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

Long-Lived Assets

The Company reviews long-lived assets including intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets, including intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Revenue Recognition

The Company recognizes revenue from multiple element arrangements under collaborative research agreements, which include license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the assignment of these FTE’s to each project over time. Based on the analysis of these FTE’s, the percentage of the Company’s research effort (as measured in hours incurred, which is consistent with the costs expended) spent on research conducted on behalf of collaborative partners and government grants was approximately 50% in 2001, 50% in 2002, and 37% in 2003. The percentage of the Company’s research effort spent on Company-funded research was approximately 50% in 2001, 50% in 2002 and 63% in 2003.

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. In 2001, 2002 and 2003, the Company recognized stock compensation expense related to certain other stock option grants. See Note 10.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Year ended December 31,
	2001	2002	2003
Net loss, as reported	$(44,964)	$(33,946)	$(32,456)
Add: Stock based employee compensation cost included in the determination of net loss as reported	11,284	5,744	1,909
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(54,064)	(26,920)	(15,623)

Pro forma net loss	$(87,744)	$(55,122)	$(46,170)

Net loss per common share:
Basic and diluted—as reported	$(1.38)	$(1.01)	$(0.98)

Basic and diluted—pro forma	$(2.69)	$(1.64)	$(1.34)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

Loss Per Common Share

Basic and diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Year ended December 31,
	2001	2002	2003
Loss applicable to common stockholders	$(44,964)	$(33,946)	$(33,735)

Basic and diluted:
Weighted-average shares of common stock outstanding	33,843	34,262	34,734
Less: weighted-average shares subject to repurchase	(1,233)	(680)	(215)

Weighted-average shares used in computing basic and diluted loss per common share	32,610	33,582	34,519

Basic and diluted loss per common share	$(1.38)	$(1.01)	$(0.98)

The Company has excluded outstanding warrants, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted loss per common share, before application of the treasury stock method for options, was approximately 8,317,000 at December 31, 2001, 8,830,000 at December 31, 2002 and 9,605,028 at December 31, 2003. Such securities, had they been dilutive, would have been included in the computations of diluted loss per common share. See Note 10 for further information on these securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive income(loss) are as follows (in thousands):

	December 31,
	2001	2002	2003
Unrealized gain (loss) on available-for-sale securities	$1,791	$322	$118
Foreign currency translation adjustments	(93)	491	(1,484)

Accumulated other comprehensive income(loss)	$1,698	$813	$(1,366)

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has concluded that none of its unconsolidated subsidiaries or other legal arrangements is a variable interest entity.

2.	Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$21,429	$—	$—	$21,429
Corporate debt obligations	167,173	195	(82)	167,286
U.S. government agency securities	7,620	5	—	7,625
Commercial paper	500	—	—	500

Total	196,722	200	(82)	196,840
Less amounts classified as cash equivalents	(21,429)	—	—	(21,429)

Total investments	$175,293	$200	$(82)	$175,411

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash equivalents and investments as of December 31, 2002 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$67,611	$—	$—	$67,611
Corporate debt obligations	136,076	339	(40)	136,375
Commercial paper	24,140	23	—	24,163

Total	227,827	362	(40)	228,149
Less amounts classified as cash equivalents	(67,611)	—	—	(67,611)

Total investments	$160,216	$362	$(40)	$160,538

Realized gains or losses on the sale of available-for-sale securities for 2001, 2002 and 2003 were insignificant.

At December 31, 2002 and 2003 the contractual maturities of investments were as follows (in thousands):

	At December 31,		At December 31,
	2002	2003	2002	2003
	Amortized Cost		Estimated Fair Value
Due within one year	$149,036	$95,191	$149,307	$95,204
Due after one year through two years	11,180	80,102	11,231	80,207

	$160,216	$175,293	$160,538	$175,411

3.	Collaborative Agreements

In 2003 the Company had twenty-one collaborations that had generated revenue. These agreements typically include up-front licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require the Company to devote a specified number of full-time equivalent employees to the research efforts over defined research terms ranging from three to five years. Total revenue recognized under these collaboration agreements was $25.1 million in 2001, $37.4 million in 2002 and $34.2 million in 2003.

The following table represents the percentage of the Company’s total revenue that has been recognized pursuant to the Company’s largest non-grant collaborators:

	December 31,
	2001	2002	2003
Partner A	—	14.9%	5.4%
Partner B	10.8%	12.3%	2.9%
Partner C	19.9%	14.4%	20.6%
Partner D	15.3%	9.6%	6.1%
Partner E	—	6.2%	10.0%

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No other collaborator has comprised more than 10% of revenue in any period presented. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also purchased equity investments in the Company. The Company’s collaboration agreements are summarized below.

Sandoz

In October 2003, Codexis and Sandoz entered into a research collaboration to develop an improved synthesis of one of Sandoz key fermented active pharmaceutical compounds using Codexis’ MolecularBreeding directed evolution platform. Under the terms of the agreement, Codexis received upfront payments and research and development funding. Codexis is entitled to receive future research and development funding and is eligible for milestone and royalty payments. Codexis has granted Sandoz exclusive commercialization rights to the improved process for the specific pharmaceutical product.

Roche

In May 2003, the Company formed a broad strategic alliance with F. Hoffmann-La Roche Ltd. (“Roche”) to collaborate on the global development and commercialization of our portfolio of next-generation interferon alpha and beta variants for a wide range of indications. The collaboration will initially focus on the development of lead candidates for hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) that have been designed by us to have novel and superior efficacy compared to currently marketed interferon alpha products. This builds on Roche’s commitment to hepatitis, following Pegasys, a new generation interferon that provides significant benefit over conventional interferon therapy in patients infected with HCV.

Roche has licensed from the Company worldwide commercialization rights to specific novel interferon product candidates for HBV and HCV. The Company has received an initial payment and is entitled to research and development funding for the first two years of the collaboration. The Company is also entitled to receive option fees. In addition, the Company is eligible to receive milestone payments and royalties based on product sales.

The alliance also provides the companies with the option to expand the collaboration to develop other novel interferon alpha and beta products specifically tailored for indications outside of HBV and HCV, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV. The Company retains the right to develop such products while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. The Company also has the option to co-develop in the United States any product to which Roche acquires a license in exchange for profit sharing or an increased royalty rate.

Cargill

In May 2003, Codexis entered into a multi-year collaboration with Cargill to develop a novel biochemical platform that may enable production of a broad range of specialty chemicals, polymers and other agricultural raw materials. Building on metabolic pathways developed by Cargill, Codexis will use its proprietary technologies to enhance the production of 3-hydroxypropionic acid (3-hp) from carbohydrate raw material. Cargill and the U.S. Department of Energy will each contribute to research and development funding for three years at Codexis. Codexis may be eligible for milestone and royalty payments from products commercialized by Cargill.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rio Tinto

In February 2003, Codexis extended its collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, one of the world’s leading mining companies, which was entered into in January 2000. The collaboration is focused on developing enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. The technology, if successful, may have broad applicability to multiple billion-dollar industries. Increased efficiency could play a significant role in the reduction of CO2 emissions. In connection with the collaboration, we have received research and funding payments and technology advancement fees. Codexis is entitled to receive future research and funding payments and technology advancement fees. Codexis and Rio Tinto will also each share revenues with the other from certain products or processes that are commercialized by the other. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Eli Lilly

In January 2003, Codexis entered into a multi-year collaboration with Eli Lilly and Company focused on the development of improved fermentations for several of Eli Lilly’s natural product drugs. Under the terms of the collaboration, Eli Lilly has provided Codexis with up-front technology access funding and has provided and is obligated to continue to provide research funding. Codexis will be eligible to receive research and commercialization milestone payments.

Delta and Pine Land Company

In May 2002, Verdia (then known as MaxyAg, Inc.) established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize transgenic products for the cotton seed market. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), focuses on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax has contracted certain research activities to Verdia and will in the future contract research and development activities to Verdia, D&PL and third parties, and license products to D&PL and, potentially, other cotton-seed companies, for commercialization. DeltaMax is 50/50 jointly owned by Verdia and D&PL and such parties will share income earned or losses incurred by the joint venture. See Note 9 for detail regarding the related party transactions.

Cargill Dow LLC

In March 2002, the Company established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, the Company received technology access payments and research funding and may receive research and commercialization milestones. Codexis is entitled to receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration. This agreement was assigned to Codexis in connection with Codexis’ capitalization in March 2002.

Aventis Pasteur

In November 2001, the Company established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Under the terms of the agreement, the Company has received

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

license fees and research and development funding. The Company is entitled to receive future license fees, research and development funding and minimum annual royalties. The Company will also receive milestone payments based on success-based milestones, clinical trials, regulatory approvals and commercial sales and royalty payments on product sales. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration.

InterMune, Inc.

In September 2001, Maxygen Holdings Ltd. entered into a three-year license and collaboration agreement with InterMune, Inc. (“InterMune”) to develop and commercialize novel, next-generation interferon gamma products. Under the terms of the agreement, InterMune has taken product candidates developed by the Company into clinical development. InterMune has funded and will continue to fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the collaboration agreement, the Company received up-front license fees and research and development funding and is entitled to receive potential development and commercialization milestone payments. In addition, the Company is entitled to receive royalties on product sales, if any.

ALK-Abelló A/S

In February 2001, the Company established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, Denmark, to research and develop novel recombinant therapeutics for the treatment of specific allergies. The Company is collaborating with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. Under the terms of the collaboration, the Company received license fees, technology access fees and research and development funding. The Company may also be entitled to receive potential milestone payments and royalties on any product sales. ALK-Abelló will receive exclusive worldwide rights to commercialize all recombinant human therapeutics developed in the collaboration.

International AIDS Vaccine Initiative

In February 2001, the Company established a three-year collaboration with the International AIDS Vaccine Initiative and DBLV, LLC, an entity established and funded by the Rockefeller Foundation to develop novel HIV vaccines. Under the agreement, DBLV has provided full research and development funding to the Company to expand the Company’s ongoing program in HIV vaccine development. The Company will retain all rights to commercialize the HIV vaccine candidates in all developed countries of the world, as well as in certain markets in the developing world.

Hercules Incorporated

In November 2000, the Company entered into a four-year collaboration with Hercules Incorporated (“Hercules”) focused on developing high value specialty chemicals via custom-made biological catalysts. Under the terms of the collaboration, the Company received full research funding, technology access fees, and license fees. The collaboration was focused on a number of high revenue-generating products in Hercules’ core business. This agreement was assigned to Codexis in connection with its capitalization in March 2002. Codexis terminated this collaboration agreement in January 2003 in exchange for a termination payment of $2.5 million and assignment of all program technology to Codexis.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chevron Research and Technology Co.

In October 2000, the Company entered into a three-year collaboration with Chevron Research and Technology Co. (“Chevron”) to develop novel bioprocesses for specific petrochemical products. Under the terms of the agreement, the Company received license fees and is entitled to receive research funding and technology access fees. In addition, the Company may receive potential milestones and product royalties, if any. Chevron will receive worldwide commercialization rights. This agreement was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in January 2004.

H. Lundbeck A/S

In September 2000, Maxygen ApS, a wholly-owned subsidiary of the Company, entered into a three-year collaborative research and development agreement with H. Lundbeck A/S (“Lundbeck”), to develop an improved interferon beta pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Under the terms of the agreement, the Company received research and development funding and license fees. As a result of the strategic prioritization of Lundbeck’s portfolio and the Company’s growing focus and expertise in the development of type I interferons, on October 24, 2003 the companies agreed to terminate the research program and transfer to Maxygen all rights held by Lundbeck with regard to the improved interferon beta. Lundbeck continues to retain a financial interest in the improved interferon beta product candidate.

Pfizer

In September 2000, the Company extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, the Company improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently in commercial operation at Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning us research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. In September 2002 the Company announced that it had received its first commercial payment in connection with the collaboration. To date, the Company has received two milestone payments for developing the improved second-generation manufacturing process. This collaboration was assigned to Codexis in connection with its capitalization in March 2002.

Gist-Brocades N.V.

In March 1999, the Company entered into a three-year collaborative research and license agreement with Gist-Brocades N.V., a subsidiary of DSM N.V. (“DSM”) to utilize the Company’s proprietary technologies to develop certain novel enzymes involved in the manufacture of certain classes of antibiotics. Under the terms of the agreement, the Company received research funding and may receive royalties from the commercialization of any enzymes developed through the Company’s technology. DSM will receive worldwide commercialization rights. This agreement was assigned to Codexis in connection with its capitalization in March 2002.

Syngenta

In June 1999, the Company entered into a five-year strategic collaboration with Zeneca Limited, a wholly-owned subsidiary of AstraZeneca plc, now known as Syngenta, to improve the yield and quality of several of Syngenta’s strategic crops. In November 2002 the collaboration was extended for a further two years, until March 2006. The Company has received and is entitled to receive research and development funding as well as license fees, milestone payments based on field trials, regulatory approval and commercial sales and royalties on

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any product sales. In 2001, two agriculture product candidates from the collaboration were advanced into development at Syngenta. This collaboration was assigned to Verdia from Maxygen in connection with its capitalization in March 2002.

On an annual basis, Syngenta will pay an annual technology advancement fee. The technology advancement funding is intended to fund the Company’s continuing development of its core MolecularBreeding directed evolution platform.

E.I. duPont de Nemours and Company

In December 1998, the Company entered into a five-year collaborative research and license agreement with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. duPont de Nemours and Company (“DuPont”) to utilize the Company’s MolecularBreeding directed evolution platform to generate novel gene products for use in the development of specific crop protection and quantity grain traits in corn, soybeans, and certain other crops. The Company received license fees and is entitled to receive research and development funding as well as technology access fees. In addition, the Company may receive milestone payments and royalties on product sales. DuPont will receive worldwide commercialization rights. This collaboration was assigned to Verdia from Maxygen in connection with its capitalization in March 2002.

Novozymes

In September 1997, the Company entered into a five-year license and collaboration agreement with Novo Nordisk A/S (now known as “Novozymes”) to use the Company’s MolecularBreeding directed evolution platform to develop products in specific industrial enzyme fields. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes is licensed to use the Company’s MolecularBreeding directed evolution platform for additional industrial enzyme applications. The Company received research funding, certain minimum royalty payments, and may receive royalty payments on the sales of products developed under the agreement and on the sale of products in the expanded industrial enzyme market areas, if any. This agreement was assigned to Codexis in connection with its capitalization in March 2002.

Other Collaborations

The Company has recognized revenue in fiscal 2001, 2002 and 2003 under other individually immaterial corporate collaborations for which it has completed all of its research obligations.

4.	Technology Licenses and Research Agreements

The Company has entered into several research agreements to fund research at universities and other research collaborators. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $3.3 million in 2001, $4.0 million in 2002 and $3.0 million in 2003.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2003
Leasehold improvements	$6,281	$6,456
Machinery and laboratory equipment	17,201	19,227
Computer equipment and software	2,243	2,421
Furniture and fixtures	1,406	1,212

	27,131	29,316
Less accumulated depreciation and amortization	(10,768)	(16,872)

Property and equipment, net	$16,363	$12,444

6.	Equipment Financing

In June 1999, the Company entered into an equipment financing agreement for up to $2.0 million of equipment purchases with a financing company. In July 1999 through May 2000, the Company financed $2.0 million in equipment purchases structured as loans. The equipment loans are to be repaid over 48 months at interest rates of 11.73% to 12.78% and are secured by the related equipment. During the first six months of the loan terms, the payments consisted of interest only. Accumulated amortization of assets acquired pursuant to these obligations was approximately $1.3 million at December 31, 2002 and $1.6 million at December 31, 2003.

At December 31, 2003, the Company’s future minimum principal payments under the equipment financing arrangements are approximately $55,000.

7.	Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment. These leases expire on various dates in 2003 through 2011. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases.

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year ending December 31,
2004	$4,291
2005	2,254
2006	846
2007	869
2008	893
Thereafter	1,935

$11,088

Total rent expense was $4.4 million in 2001, $4.9 million in 2002 and $4.7 million in 2003.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Codexis, Inc.

The Company’s chemicals business is operated through its majority-owned subsidiary Codexis, Inc. Codexis was incorporated in January 2002, and the Company’s chemicals business was contributed to Codexis in March 2002 in exchange for all the capital stock of Codexis. On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several other unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to other unrelated investors. The private placement was Codexis’ first independent financing since its establishment as a subsidiary of the Company in January 2002. Prior to its establishment as an independent company, Codexis was the chemicals business unit of the Company, which had been operating since 1997. Codexis’ financial position and results of operations are included in the Company’s “Chemicals” segment (see Note 16).

The minority investors own 6,480,881 shares of the Manditorily Redeemable Series B convertible preferred stock. The holders of the Manditorily Redeemable Series B convertible preferred stock are entitled to receive noncumulative dividends, in preference to any dividend on the Series A convertible preferred stock or common stock, at the rate of 8% of the original purchase price of $3.086 per share per year, when and if declared by the board of directors. The holders of at least a majority of the outstanding shares of Manditorily Redeemable Series B convertible preferred stock (excluding Manditorily Redeemable Series B convertible preferred stock held by the Company and its affiliates), voting together as a separate class, may require Codexis to redeem the Manditorily Redeemable Series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of Manditorily Redeemable Series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per annum from the original issue date until the applicable redemption date, plus declared and unpaid dividends with respect to such shares. Notice of redemption can be given at any time after the fifth anniversary of the original issue date.

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

Summary financial data for Codexis is presented below for the period from March 28, 2002 (date operations commenced) to December 31, 2002 and for the year ended December 31, 2003 (in thousands):

	For the period from March 28, 2002 to December 31, 2002	For the year ended December 31, 2003
Total revenues	$6,290	$8,425
Total operating expenses	$11,306	$15,712
Interest income and other	$123	$301
Net loss	$(4,893)	$(6,986)

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2003
Cash, cash equivalents and investments	$21,678	$15,430
Other current assets	2,209	1,626
Property and equipment, net	3,320	3,242

Total assets	$27,207	$20,298

Total liabilities	$2,451	$2,452
Redeemable convertible preferred stock	25,279	26,529
Net equity	(523)	(8,683)

Total liabilities and equity	$27,207	$20,298

9.	Related Party Transactions

In May 2002, Verdia (then known as MaxyAg, Inc.) established a joint venture with Delta and Pine Land Company (“D&PL”) to develop and commercialize transgenic products for the cotton seed market. The joint venture, called DeltaMax Cotton LLC (“DeltaMax”), is focused on the creation of gene-based improvements for herbicide tolerance and pest and disease control in cotton. Under the terms of the joint venture agreement, DeltaMax has contracted certain research activities to Verdia and will in the future contract research and development activities to Verdia, D&PL and third parties, and license products to D&PL and, potentially, other cotton-seed companies, for commercialization. DeltaMax is 50/50 jointly owned by Verdia and D&PL and such parties will share income earned or losses incurred by the joint venture. The Company’s share of the joint venture’s loss totaled approximately $1.3 million and $2.4 million for the years ended December 31, 2002 and 2003, respectively, and is recorded, under the equity method of accounting, as equity in net loss of joint venture and minority interests in the Consolidated Statement of Operations. The Company recognized $1.5 million and $3.3 million of collaborative research and development revenue from related party in 2002 and 2003, respectively, relating to research performed by the Company for the joint venture in those periods. The rates charged to DeltaMax for work performed by the Company are consistent with the rates charged for other collaborations. In addition, the Company received a payment of $1.7 million in 2002 relating to past research and recognized $1.1 million and $400,000 of this payment as collaborative research and development revenue from related party in 2002 and 2003, respectively. The remaining amount will be recognized ratably over the term of the related research plans. Verdia and D&PL are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million each. The Company funded the joint venture in the amount of $1.4 million and $2.4 million as capital contributions in 2002 and 2003, respectively, which reflects its 50% ownership interest.

The Company issued one full recourse loan to a former employee who continues to provide consulting services to the Company. This loan for $150,000 was made for the purchase of a home and is classified within “other assets”. This loan bears an interest rate of 5.59% with a term of three years. The outstanding balance of this loan was $94,000 and $42,000 at December 31, 2002 and 2003, respectively.

10.	Stockholders’ Equity

Mandatorily Redeemable Convertible Preferred Stock

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million for the year ended December 31, 2003. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of this series of convertible preferred stock outstanding at December 31, 2003, and the redemption value of the outstanding shares was $26.6 million at December 31, 2003 and is expected to be $27.8 million, $29.1 million, $30.3 million, and $31.6 million at the end of 2004, 2005, 2006, and 2007, respectively.

Convertible Preferred Stock

In accordance with the terms of the collaboration agreement with Syngenta, the Company issued Series E convertible preferred stock to Syngenta in August 1999 at $6.25 per share. At the date of issuance, the Company believed the per share price of $6.25 represented the fair value of the preferred stock and was in excess of the deemed fair value of its common stock. After the commencement of the Company’s initial public offering process, the Company re-evaluated the deemed fair market value of its common stock as of August 1999 and determined it to be $9.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $2.2 million without any effect on total stockholders’ equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for 1999.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All eight affected employees accepted the exchange offer and were granted new Codexis stock options on May 16, 2003 with exercise prices of $0.40 per share representing the fair value of Codexis’ common stock at the date of grant. The new options were granted under the terms and conditions of the Codexis 2002 Stock Plan.

The total number of shares underlying Maxygen options terminated under the exchange offers was 381,128. The total number of shares underlying Codexis options granted under the exchange offers was 983,000. The average exercise price per share of the Maxygen options that were cancelled was $20.80.

Codexis 2002 Stock Plan

Codexis maintains the Codexis 2002 Stock Plan (“Codexis Stock Plan”) under which the board of directors of Codexis may issue incentive stock options to employees, including officers and members of the board of directors who are also employees of the Codexis or any parent or subsidiary of Codexis, and nonstatutory stock options (options that do not qualify as incentive options) and/or restricted stock of Codexis to employees, officers, directors or consultants of Codexis or any parent or subsidiary. Options granted under the Codexis Stock Plan expire no later than 10 years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the board of directors. If, at the time Codexis grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Codexis, the option price shall be at least 110% of the fair value. Except in the case of certain options granted to officers, directors and consultants, options typically vest over a five-year period at a rate of no less than 20% per year but may be granted with different vesting terms. Except in the case of restricted stock purchased by officers, directors and consultants, restricted stock will generally be subject to a Codexis right of repurchase that will lapse over a five-year period at a rate of no less than 20% per year but may be sold subject to a Codexis right of repurchase with a different lapse rate. Codexis has reserved 3,000,000 shares of common stock for issuance under the Codexis Stock Plan. As of December 31, 2003, the Codexis Stock Plan had 2,348,450 shares of Codexis common stock available to be issued upon exercise of outstanding options at an exercise price of $0.40 per share. It also had 648,123 shares of Codexis common stock remaining available for future issuance.

Verdia 2003 Stock Plan

Verdia maintains the Verdia 2003 Stock Plan (“Verdia Stock Plan”) under which the board of directors of Verdia may issue incentive stock options to employees, including officers and members of the board of directors who are also employees of the Verdia or any parent or subsidiary of Verdia, and nonstatutory stock options (options that do not qualify as incentive options) and/or restricted stock of Verdia to employees, officers, directors or consultants of Verdia or any parent or subsidiary. Options granted under the Verdia Stock Plan expire no later than 10 years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the board of directors. If, at the time Verdia grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Verdia, the option price shall be at least 110% of the fair value. Except in the case of certain options granted to officers, directors and consultants, options typically vest over a five-year period at a rate of no less than 20% per year but may be granted with different vesting terms. Except in the case of restricted stock purchased by officers, directors and

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants, restricted stock will generally be subject to a Verdia right of repurchase that will lapse over a five-year period at a rate of no less than 20% per year but may be sold subject to a Verdia right of repurchase with a different lapse rate. Verdia has reserved 1,440,000 shares of common stock for issuance under the Verdia Stock Plan. As of December 31, 2003, the Verdia Stock Plan had 1,329,500 shares of Verdia common stock available to be issued upon exercise of outstanding options at an average exercise price of $0.40 per share. It also had 110,500 shares of Verdia common stock remaining available for future issuance.

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan but beginning in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) yearly contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Company common stock as of each June 30 and December 31. All matching contributions vest immediately. The Company may discontinue such matching contributions at any time. The fair value of the Company’s matching contribution to the 401(k) Plan was $642,000 in 2001, $677,000 in 2002, and $522,000 in 2003.

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which the board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of the Company. Under the 1997 Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair value on the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value on the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Options generally vest over four years (either vesting at a rate of 25% at the end of each year, or for grants made after 2001, one installment of 25% at the end of the first year and monthly for the three years thereafter). In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2004 and monthly for the two and a half years thereafter. The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. At December 31, 2003, 3,024,960 shares remain available under the 1997 Plan.

1999 Nonemployee Directors Stock Option Plan

In 1999, the Company adopted the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a director of the Company will be automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director will automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan will vest as to 25% of the shares subject

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the option one year after the date of grant and at a rate of 25% of the shares at the end of each of the succeeding three years. Each subsequent grant will generally vest in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2003, 155,000 shares remain available under the Directors’ Plan.

2000 International Stock Option Plan

In April 2000, the Company adopted the 2000 International Stock Option Plan (the “International Plan”) under which the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of the Company. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either over four years at a rate of 25% at the end of each year, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2004 and monthly for the two and a half years thereafter. The International Plan originally provided for the issuance of options covering up to 1,000,000 shares of common stock of the Company. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2002, equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2003, 1,141,443 shares remain available under the International Plan.

2000 Non-Officer Employee Stock Option Plan

In December 2000, the Company adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) under which the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either over four years at a rate of 25% at the end of each year, or for grants made after 2001, one installment of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2004 and monthly for the two and a half years thereafter. The Non-Officer Plan originally provided for the issuance of options covering up to 1,500,000 shares of common stock of the Company. The Non-Officer Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2001, equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2003, 607,356 shares remain available under the Non-Officer Plan.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 Plan, the Directors’ Plan, the International Plan and the Non-Officer Plan (collectively, the “Plans”) was as follows:

		Options Outstanding
	Shares Available	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2000	2,376,685	5,059,993	$34.05
Shares authorized	1,593,069	—	—
Options granted	(3,038,799)	3,038,799	$14.70
Options exercised	—	(294,897)	$1.72
Options canceled	9,312	(9,312)	$40.09
Options expired	493,111	(493,111)	$34.12

Balance at December 31, 2001	1,433,378	7,301,472	$27.29
Shares authorized	4,315,214	—	—
Options granted	(3,106,550)	3,106,550	$10.75
Options exercised	—	(172,189)	$4.25
Options canceled	1,475,469	(1,475,469)	$23.80
Options expired	329,039	(329,039)	$34.87

Balance at December 31, 2002	4,446,550	8,431,325	$21.98
Shares authorized	1,837,203	—	—
Options granted	(2,897,869)	2,897,869	$8.51
Options exercised	—	(223,054)	$5.38
Options canceled	914,421	(914,421)	$23.06
Options expired	628,454	(628,454)	$26.60

Balance at December 31, 2003	4,928,759	9,563,265	$17.79

The options outstanding and exercisable under the Plans at December 31, 2003 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.20–$0.30	229,250	4.3	$0.27	229,250	$0.27
$0.50–$0.75	272,192	5.6	$0.72	257,030	$0.71
$6.74–$9.93	3,002,525	8.5	$7.41	1,150,003	$7.48
$10.50–$15.75	3,874,648	7.9	$12.28	2,173,877	$12.71
$15.84–$21.56	436,200	7.2	$17.97	245,719	$17.97
$24.23–$32.00	416,315	6.8	$29.56	300.203	$29.77
$41.81–$62.00	1,236,135	6.5	$55.38	684,058	$54.80
$65.19–$81.00	45,000	6.2	$69.22	33,750	$69.22
$162.50	51,000	6.2	$162.50	38,250	$162.50

	9,563,265	7.7	$17.79	5,112,140	$18.75

Options exercisable at December 31, 2001 and 2002 were 1,909,973 and 3,055,050, respectively.

The weighted-average grant date fair value of options granted was $9.25 in 2001, $5.81 in 2002, and $4.30 in 2003.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date, whichever is lower. The initial offering period commenced on December 16, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The Purchase Plan will terminate in September 2019, unless terminated earlier in accordance with the provisions of the Purchase Plan. The first purchase under the Purchase Plan occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2001, 2002 and 2003, 106,471 shares, 130,880 shares and 99,441 shares of common stock were purchased pursuant to the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the year was $4.45 in 2001, $3.74 in 2002, and $3.06 in 2003. At December 31, 2003, 695,668 shares remain available for purchase under the Purchase Plan.

Fair value disclosures

Pro forma net loss information is required to be disclosed by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and common stock purchase rights under the fair market value method of that statement.

For 2001, 2002 and 2003 the Company calculated the fair value using the Black-Scholes option pricing model. The following assumptions were used:

	2001	2002	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate range—Options	3.6% to 5.0%	2.6% to 4.4%	1.84% to 2.81%
Risk-free interest rate range—ESPP	3.5% to 6.3%	1.7% to 4.1%	3.33% to 5.28%
Expected life—Options	4 years	4 years	4 years
Expected life—ESPP	0.4 years	0.7 years	0.7 years
Expected volatility	0.8	0.7	0.6

Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 2001 and 2002: estimated volatility of 0.7, risk-free interest rates of 4.4% to 5.6%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2003: estimated volatility of 0.6, risk-free interest rates of 4.0% to 5.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The Company recorded total compensation expense of $250,000 in 2001, $70,000 in 2002 and $57,000 in 2003 related to the Black-Scholes revaluation of options grants to consultants in prior years. Stock compensation expense relating to the acceleration of stock options was considered immaterial for 2001, 2002 and 2003.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2001, 2002 and 2003, the Company recorded amortization of deferred stock compensation expense of approximately $4.6 million, $2.7 million and $1.1 million respectively.

In addition, the Company recorded $14.6 million of deferred compensation in 2000 upon the exchange of outstanding Maxygen ApS warrants and the exchange of restricted stock to founders in connection with the August 2000 acquisition of Maxygen ApS. See Note 14. The deferred compensation was amortized over the vesting term of the options. The deferred compensation pertaining to the restricted stock was amortized using the graded vesting method. A total of $6.9 million, $3.2 million and $852,000 of deferred compensation expense was recognized in the year ended December 31, 2001, 2002, and 2003 respectively, in connection with the Maxygen ApS exchange.

Common Stock

At December 31, 2001, 2002 and 2003, there were 995,113 shares, 398,637 shares and 41,614 shares of restricted common stock outstanding subject to the Company’s lapsing right of repurchase at a weighted-average price of $3.78, $3.36 and $0.75, respectively.

At December 31, 2003, the Company has reserved shares of common stock for future issuance as follows:

2000 Non-Officer Employee Stock Option Plan	3,675,445
2000 International Stock Option Plan	2,401,726
1999 Employee Stock Purchase Plan	695,668
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	8,114,853

15,187,692

11.	Intangible Assets

In July 2001, the Financing Accounting Standard Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 provides that, upon adoption of SFAS 142, the Company is required to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make necessary reclassifications to conform with the new criteria in SFAS 141. As a result, the Company reclassified assembled workforce with a net carrying value of $378,000 to goodwill on January 1, 2002.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as a part of operations. The Company completed its annual impairment test as of October 1, 2002 and October 1, 2003, which did not result in impairment of recorded goodwill.

A reconciliation of reported net loss to adjusted net loss, as if SFAS 142 had been implemented as of January 1, 2001, is as follows (in thousands, except per share data):

	2001	2002	2003
Net loss, as reported	$(44,964)	$(33,946)	$(32,456)
Add back: goodwill (including assembled workforce) amortization	7,581	—	—

Adjusted net loss	$(37,383)	$(33,946)	$(32,456)

Basic and diluted loss per common share:
Reported loss applicable to common stockholders	$(1.38)	$(1.01)	$(0.98)
Goodwill (including assembled workforce) amortization	0.23	—	—

Adjusted loss applicable to common stockholders	$(1.15)	$(1.01)	$(0.98)

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31,
	2001	2002	2003
Gross carrying value	$3,435	$3,435	$3,435
Accumulated amortization	(1,593)	(2,737)	(3,435)

Net carrying value	$1,842	$698	$—

Annual amortization expense of the intangible assets shown above is as follows (in thousands):

For the year ended December 31, 2001 (actual)	$1,145
For the year ended December 31, 2002 (actual)	$1,144
For the year ended December 31, 2003 (actual)	$698

The intangible assets were fully amortized as of December 31, 2003.

12.	Income Taxes

There has been no provision for U.S. federal, U.S. state, or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions. Foreign pre-tax loss was $6.1 million in 2001, $1.8 million in 2002 and $10.6 million in 2003.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2002	2003
Net operating loss carryforwards	$21,700	$32,500
Research credits	2,800	5,000
Other	7,020	6,000

Total deferred tax assets	31,520	43,500
Valuation allowance	(31,520)	(43,500)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.8 million during 2001, $9.7 million during 2002 and $12.0 million during 2003.

As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $88.8 million, which expire in the years 2011 through 2023 and federal research and development tax credit carryforwards of approximately $2.4 million, which expire in the years 2012 through 2023. Included in our federal net operating loss carryforwards and federal research and development tax credit carryforwards at December 31, 2003 are amounts relating to Codexis, a subsidiary that is not included in our federal consolidated return. These carryforwards will only be available to offset future federal taxable income of the subsidiary. At December 31, 2003, the federal net operating loss carryforwards relating to Codexis were approximately $11.6 million and the federal research and development tax credit carryforwards relating to Codexis were approximately $200,000. These carryforwards expire in the years 2022 through 2023. As of December 31, 2003, the Company had net operating loss carryforwards for state income tax purposes of approximately $16.4 million that expire in the years 2004 through 2013 and state research and development tax credits of approximately $2.4 million that have no expiration date.

Approximately $4.7 million of the valuation allowance for deferred tax assets relates to benefits of stock options deductions that, when recognized, will be allocated directly to contributed capital.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the accompanying statements of operations is as follows (in thousands):

	December 31,
	2002	2003
U.S. federal taxes benefit
At statutory rate	$(11,306)	$(11,035)
Non-deductible goodwill	389	—
Non-deductible deferred compensation	2,125	219
Unutilized net operating losses	8,792	10,816

Total	$—	$—

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Acquisition of Technology

On May 8, 2000, the Company acquired certain in-process technology through the acquisition of a privately held California corporation. In connection with the acquisition, the Company issued 39,600 shares of Company common stock. Pursuant to the terms of the acquisition, 18,500 shares of Company common stock were held in escrow until such time contingencies regarding the patents related to the acquired technology were resolved. In 2000, the Company recorded a charge for acquired in-process research and development of $912,000 representing the fair market value of the 21,100 shares delivered to the sellers at closing, plus certain transaction expenses. On May 8, 2003, the contingencies regarding the patents related to the acquired technology were resolved and the shares held in escrow were delivered to the sellers. Accordingly, a charge of $144,000 was included in research and development expenses in 2003 representing the fair value of the 18,500 shares delivered to the sellers.

14.	Acquisition of ProFound Pharma A/S

On August 10, 2000, the Company completed its acquisition of Maxygen ApS (then known as ProFound Pharma A/S), a Danish biotechnology company located in Copenhagen, Denmark. The Company acquired all of the equity securities of Maxygen ApS in exchange for 1,102,578 shares of its common stock and options to purchase an aggregate of 41,812 shares of its common stock. Of the 1,102,578 common stock issued, 228,766 shares were issued with repurchase rights that lapsed over a three-year vesting term. The transaction was accounted for as a purchase and the results of Maxygen ApS are included in consolidated results of operations from the date of acquisition.

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

$57,220

Prior to the Company’s adoption of FAS 142 effective January 1, 2002, the Company amortized goodwill, assembled workforce and core technology using the straight-line method over the assets’ estimated useful lives

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of three years, the term of expected benefit. Pursuant to the Company’s adoption of FAS142 on January 1, 2002, the Company reclassified assembled workforce to goodwill, which is no longer being amortized. The Company continued to amortize the core technology over its remaining useful life.

15.	Litigation

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., its chief executive officer, Russell Howard and its then chief financial officer, Simba Gill, together with certain underwriters of Maxygen’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill; the remainder of the case remains pending.

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs “excess compensation claims” and certain other of its claims against the defendant underwriters based on the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, the Company intends to defend the lawsuit vigorously. The Company believes the lawsuit against Maxygen and its officers is without merit. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, the Company’s business would be significantly harmed.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to two such claims. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

16.	Segment Information

For 2001 and 2002 the Company had four reportable segments: human therapeutics, chemicals and agriculture and all other. However, in 2003 the Company reorganized into three segments- human therapeutics, chemicals and agriculture. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Earnings

For 2001 and 2002 the Company evaluated the performance of its operating segments without considering the effects of net interest income and other (expense), amortization of intangibles and stock compensation expense, all which were managed by corporate headquarters. In 2003 the Company began to evaluate its three segments on a standalone, fully allocated, basis. Therefore the segment earnings comparisons for 2001 and 2002 have been adjusted to be consistent with the 2003 reorganization. Corporate administrative costs are generally allocated based on headcount.

	Human Therapeutics	Chemicals (Codexis)	Agriculture (Verdia)	Maxygen, Inc. Consolidated
	(in thousands)
2001
Segment loss	$(24,530)	$(8,745)	$(3,808)	$(37,083)
Stock compensation	(12,017)	—	—	(12,017)
Amortization of intangibles	(8,726)	—	—	(8,726)
Interest income and other (expense), net	12,862	—	—	12,862

Net loss	$(32,411)	$(8,745)	$(3,808)	$(44,964)

2002
Segment loss	$(24,391)	$(7,371)	$(1,555)	$(33,317)
Stock compensation	(6,250)	—	—	(6,250)
Amortization of intangibles	(1,144)	—	—	(1,144)
Interest income and other (expense), net	7,858	123	114	8,095
Equity in net loss of joint venture and minority interests	—	—	(1,330)	(1,330)

Net loss	$(23,927)	$(7,248)	$(2,771)	$(33,946)

2003
Segment loss	$(25,655)	$(7,279)	$696	$(32,238)
Stock compensation	(1,983)	(8)	—	(1,991)
Amortization of intangibles	(698)	—	—	(698)
Interest income and other (expense), net	4,952	301	121	5,374
Equity in net loss of joint venture and minority interests	(500)	—	(2,403)	(2,903)
Subsidiary preferred stock accretion	—	(1,279)	—	(1,279)

Loss applicable to common stockholders	$(23,884)	$(8,265)	$(1,586)	$(33,735)

2003 was the first full year the Company tracked depreciation expense by segment. In 2003 depreciation expense for the three segments was $4,755,000 for human therapeutics, $1,295,000 for chemicals and $337,000 for agriculture.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Human therapeutics	$12,403	$20,743	$14,430
Chemicals	7,315	7,954	8,425
Agriculture	10,810	13,115	14,370

Total revenue	$30,528	$41,812	$37,225

Identifiable Assets and Acquisition of Property and Equipment

The following table presents identifiable assets for each reporting segment:

	December 31,
	2002	2003
	(in thousands)
Human therapeutics	$229,645	$205,013
Chemicals	27,207	20,298
Agriculture	11,928	7,316

Total assets	$268,780	$232,627

The following table presents acquisition of property and equipment for each reporting segment:

	December 31,
	2002	2003
	(in thousands)
Human therapeutics	$3,592	$1,913
Chemicals	1,008	1,214
Agriculture	305	107

Total assets	$4,905	$3,234

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Revenues
United States	$17,949	$25,657	$25,995
Denmark	6,236	9,260	5,630
United Kingdom	4,666	4,001	2,279
France	45	1,600	2,082
Other foreign countries	1,632	1,294	1,239

Total revenue	$30,528	$41,812	$37,225

	December 31,
	2002	2003
	(in thousands)
Long-Lived Assets
United States	$47,625	$49,898
Denmark	5,685	5,596

Total long-lived assets	$53,310	$55,494

Major Customers

Major customers that represent more than 10% of total Company revenue are presented in the following table:

	2001	2002	2003
Human Therapeutics
Partner A	—	14.9%	5.4%
Partner B	10.8%	12.3%	2.9%

Agriculture
Partner C	19.9%	14.4%	20.6%
Partner D	15.3%	9.6%	6.1%
Partner E	—	6.2%	10.0%

17.	Establishment of Avidia Research Institute

On July 15, 2003, the Company and several third party investors formed Avidia Research Institute. In conjunction with its initial capitalization, the Company contributed certain technology to Avidia and invested $500,000. The Company has an equity interest of 46.9% in Avidia based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. The Company’s investment in Avidia is being accounted for under the equity method of accounting and results recorded as a component of equity in net loss of joint venture and minority interests in the Condensed Consolidated Statements of Operations. As of December 31, 2003 the Company had recorded losses equal to its investment basis in Avidia and does not currently expect to be recording any additional losses from Avidia in 2004.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A	CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications.    Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report.

Appearing as Exhibits 31.1 and 31.2 of this report are the certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.    Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting (“Internal Controls”), which consists of control processes designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Conclusions.    Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2003 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

During the fiscal period covered by this report there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, and their ages as of January 31, 2004, are as follows:

Name	Age	Position
Russell J. Howard, Ph.D.	53	Chief Executive Officer and Director
Simba Gill, Ph.D.	39	President
Michael Rabson, Ph.D.	50	General Counsel and Senior Vice President
Lawrence W. Briscoe	59	Chief Financial Officer and Senior Vice President
John Bedbrook, Ph.D.	54	President of Verdia, Inc.
R. Paul Spence, D. Phil.	47	Senior Vice President
Elliot Goldstein, M.D.	52	Senior Vice President
Isaac Stein(1)(2)	57	Chairman of the Board and Director
Robert J. Glaser, M.D.	85	Director
M.R.C. Greenwood, Ph.D.(3)	61	Director
Ernest Mario, Ph.D.(1)(2)	65	Director
Gordon Ringold, Ph.D.(2)(3)	53	Director
James R. Sulat(1)(3)	53	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the corporate governance and nominating committee

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

Lawrence W. Briscoe joined Maxygen in November 2000 as Chief Financial Officer and Senior Vice President. From July 1994 until November 2000, Mr. Briscoe was Chief Financial Officer and Vice President,

Finance and Administration of Catalytica, Inc., a company engaged in the application of expertise in catalytic technologies to the pharmaceutical and energy industries. Before joining Catalytica, he held various executive and financial positions, including President, Chief Operating Officer and Director at Brae Corporation, Vice President of Corporate Development at Transamerica Corp. and Chief Executive Officer of United States Commercial Telephone Corp. Mr. Briscoe has a M.B.A. from Stanford University, an M.S. in business from the University of Southern California and a B.S. in electrical engineering from the University of Missouri.

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

R. Paul Spence, D. Phil., joined Maxygen in July 2002 as Senior Vice President, Research and Development. Prior to joining Maxygen, from 2000, Dr. Spence was Vice President of Biotechnology at Pharmacia Corporation, a pharmaceutical company. Before the merger with Pharmacia Upjohn, which lead to the creation of Pharmacia, Dr. Spence served Monsanto Company and its subsidiary Searle Pharmaceutical as Head of Biotechnology and in other capacities from 1998 to 2000. From 1992 to 1998, Dr. Spence worked in various capacities at Wyeth-Ayerst and Xenova. Dr. Spence received his D.Phil. in molecular virology from Oxford University in the U.K.

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

Isaac Stein has served as our Chairman of the Board of Directors since June 1998 and has been a Director since May 1996. Since November 1982, Mr. Stein has been President of Waverley Associates, Inc. a private investment firm. Mr. Stein is also a Managing Member of Technogen Enterprises, L.L.C. and of Technogen Managers, L.L.C., which is the General Partner of Technogen Associates, L.P. He is Chairman of the Board of Trustees of Stanford University and a Director of American Balanced Fund, Inc. and The Income Fund of America, Inc.

Robert J. Glaser, M.D., has served as a Director since September 1997. Dr. Glaser was Director for medical science at the Lucille P. Markey Charitable Trust from 1984 to June 1997, and a Trustee from 1988 to June 1997, when in accordance with the donor’s will, the Trust ceased operations. Dr. Glaser was a Director of the ALZA Corporation until it was acquired by Johnson & Johnson in 2001. He was Dean of the medical schools at the University of Colorado and Stanford University, and professor of social medicine at Harvard University. Trained as an internist, Dr. Glaser has 135 publications on streptococcal infections, rheumatic fever, medical education and health care, as well as being a contributor to numerous scientific treatises. He was a founding member of the Institute of Medicine, National Academy of Sciences, and is a Fellow of the American Academy of Arts and Sciences, the American Philosophical Society and the Royal College of Physicians of London.

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

Ernest Mario, Ph.D., has served as a Director since July 2001. Dr. Mario serves as the Chairman of the Board and Chief Executive Officer of Reliant Pharmaceuticals, LLC, a privately-held pharmaceutical company. Prior to this he was Chief Executive Officer of IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Mario was the Chairman and Chief Executive Officer of ALZA Corporation, a pharmaceutical company, until December, 2001. Prior to joining ALZA, Dr. Mario served as Chief Executive Officer of Glaxo Holdings plc, a pharmaceutical company, from May 1989 to March 1993, and as Deputy Chairman from January 1992 to March 1993. Prior to that time, Dr. Mario served as Chairman and Chief Executive Officer of Glaxo, Inc., a subsidiary of Glaxo Holdings, from 1988 to 1989 and as President and Chief Operating Officer of Glaxo, Inc. from 1986 to 1988. Prior to joining Glaxo, Dr. Mario held various executive positions at Squibb Corporation and served as a Director of that company. Dr. Mario is also a Director of IntraBiotics Pharmaceuticals, Inc., Pharmaceutical Product Development, Inc. and Boston Scientific Corporation.

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

James R. Sulat has served as a Director since December 2003. Mr. Sulat has been a Senior Executive Vice President of Moore Wallace Incorporated, a diversified printing company, since April 2003. From April 1998 to April 2003, Mr. Sulat was Vice President and Chief Financial Officer of Chiron Corporation, a pharmaceutical company. He was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center, from 1993 to 1997. In November 1997, Stanford Health Services merged with the hospital facilities of the University of California, San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining Chiron in April 1998. Mr. Sulat is also a director of Vans, Inc., a shoe manufacturer.

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

Arthur Kornberg, M.D., is an active Professor Emeritus at the Stanford University School of Medicine, Department of Biochemistry. Dr. Kornberg has received numerous accolades including several honorary degrees and awards, the National Medal of Science, and the Nobel Prize in Medicine in 1959. He is a member of several prestigious scientific societies and serves as a member of several scientific advisory boards. Dr. Kornberg’s years of research in enzymes and metabolism are a valuable contribution to directing the internal research programs of Maxygen.

Joshua Lederberg, Ph.D., a research geneticist, is Professor Emeritus at the Rockefeller University, in New York. Formerly, Dr. Lederberg was a Professor of Genetics at the University of Wisconsin and at Stanford University School of Medicine. Dr. Lederberg is a pioneer in the field of bacterial genetics with the discovery of genetic recombination in bacteria, work for which he received the Nobel Prize in physiology and medicine in 1958. Maxygen has funded work in Dr. Lederberg’s laboratory pertaining to the ultimate limits of growth rates of microbes. His work and guidance in genetic recombination is important to our MolecularBreeding directed evolution platform.

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

Audit Committee Financial Expert

The Board of Directors has determined that James R. Sulat, the chairman of the Audit Committee, is an audit committee financial expert (as defined under the Exchange Act). Mr. Sulat is also “independent” as defined under the Exchange Act.

Audit Committee

Maxygen has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of James R. Sulat (chairman), Isaac Stein and Ernest Mario each of whom is “independent” as defined under the Exchange Act and the rules of the Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon its review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2003.

Code of Ethics

We have adopted a written code of ethics that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. We have posted the text of such code of ethics on our website (www.maxygen.com). We intend to satisfy the disclosure requirement of Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer by posting such information on our website (www.maxygen.com).

Item 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by us during 2001, 2002 and 2003 to our Chief Executive Officer and to our four other most highly compensated executive officers (the “named executive officers”).

Name and Position	Year	Annual Compensation					Long-Term Compensation Awards		All Other Compensation(2)

		Salary	Bonus(1)	Other Annual Compensation			Number of Securities Underlying Options
Russell J. Howard Chief Executive Officer and Director	2003 2002 2001	$420,000 396,550 385,000	$105,000 59,483 57,750	$	— — —		400,000 178,752 143,750		$8,242 6,742 6,975

Simba Gill President	2003 2002 2001	339,900 339,900 330,000	84,975 50,985 49,500		42,313 — —	(3)	300,000 157,500 122,500		20,478 486 486

Lawrence W. Briscoe Chief Financial Officer and Senior Vice President	2003 2002 2001	310,000 310,000 280,000	77,500 46,500 42,000		— — —		275,000 140,596 175,000		9,322 8,322 7,572

Michael Rabson General Counsel and Senior Vice President	2003 2002 2001	317,240 317,240 308,000	79,310 47,586 46,200		— — —		175,000 88,216 25,000		8,242 6,310 6,060

John Bedbrook President, Verdia, Inc.	2003 2002 2001	309,000 309,000 300,000	83,430 54,075 54,000		— — —		— 42,500 12,500	(4)	7,242 6,742 6,492

(1)	All 2003 bonuses represent amounts paid in 2003 and 2004 for services rendered in 2003; all 2002 bonuses represent amounts paid in 2003 for services rendered in 2002; all 2001 bonuses represent amounts paid in 2002 for services rendered in 2001.
(2)	Represents (i) in the case of Dr. Howard group term life insurance premiums of $1,242 for 2003 and 2002 and $1,725 for 2001 and Company contributions under the Company’s 401(k) Plan valued at $7,000 for 2003, $5,500 for 2002 and $5,250 for 2001, (ii) in the case of Dr. Gill group term life insurance premiums of $486 for 2003, 2002 and 2001, goods and services differential payment of $12,492 in 2003 and relocation expenses of $7,500 paid in 2004 for relocation expenses incurred in 2003, (iii) in the case of Mr. Briscoe group term life insurance premiums of $2,322 for 2003, 2002 and 2001 and Company contributions under the Company’s 401(k) Plan valued at $7,000 for 2003, $6,000 for 2002 and $5,250 for 2001, (iv) in the case of Dr. Rabson group term life insurance premiums of $1,242 for 2003 and $810 for 2002 and 2001 and Company contributions under the Company’s 401(k) Plan valued at $7,000 for 2003, $5,500 for 2002 and $5,250 for 2001 and (v) in the case of Dr. Bedbrook paid group term life insurance premiums of $1,242 for 2003, 2002 and 2001 and Company contributions under the Company’s 401(k) Plan valued at $6,000 for 2003, $5,500 for 2002 and $5,250 for 2001.
(3)	Consists of housing costs paid by Maxygen in connection with Dr. Gill’s secondment in Denmark.
(4)	Dr. Bedbrook received an option to purchase 380,000 shares of Verdia, Inc. common stock in 2003 pursuant to the 2003 Verdia Stock Plan. Verdia is a wholly-owned subsidiary of Maxygen, Inc.

Stock Options Granted in 2003

The following table sets forth information with respect to Maxygen stock options granted during 2003 to each of the named executive officers. All options were nonqualified stock options granted under Maxygen’s 1997 Stock Option Plan. All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. Except as noted below, the options vest as to 1/6 of the underlying shares on July 1, 2003 and as to 1/36 of the underlying shares monthly thereafter beginning August 1, 2003. The option vesting will accelerate in full in certain circumstances after a change in control of Maxygen. See “Change of Control Arrangements”.

The percentage of options granted is based on an aggregate of 2,849,869 options granted by us during 2003 to our employees, including the named executive officers. The potential realizable value amounts in the last two columns of the following chart represent hypothetical gains that could be achieved for the respective options if exercised at the end of the ten-year option terms. The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term, in each case without discounting to net present value and before income taxes associated with the exercise, are provided in accordance with SEC rules and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the period.

Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Russell J. Howard	200,000 100,000 100,000	7.0 3.5 3.5	$7.40 7.29 10.76	1/16/2013 3/31/2013 6/30/2013	$930,764 458,464 676,691	$2,358,739 1,161,838 1,714,867

Simba Gill (1)	150,000 75,000 75,000	5.3 2.6 2.6	7.40 7.29 10.76	1/16/2013 3/31/2013 6/30/2013	698,073 343,848 507,518	1,769,054 871,379 1,286,150

Lawrence W. Briscoe	137,500 68,750 68,750	4.8 2.4 2.4	7.40 7.29 10.76	1/16/2013 3/31/2013 6/30/2013	639,900 315,194 465,225	1,621,633 798,764 1,178,971

Michael Rabson	87,500 43,750 43,750	3.1 1.5 1.5	7.40 7.29 10.76	1/16/2013 3/31/2013 6/30/2013	407,209 200,578 296,052	1,031,948 508,304 750,254

(1)	Option grants to Dr. Gill during 2003 vest as to 1/3 of the underlying shares on January 1, 2004 and as to 1/36 of the underlying shares monthly thereafter beginning February 1, 2004.

Dr. Bedbrook received an option to purchase 380,000 shares of Verdia common stock in 2003 pursuant to the 2003 Verdia Stock Plan. The option has an exercise price of $0.40 per share and expires on January 22, 2013. The option vests as to 1/4 of the underlying shares on January 1, 2004 and as to 1/48 of the underlying shares monthly thereafter beginning February 1, 2004.

Aggregated Option Exercises in 2003 and Fiscal-Year End Option Values

The following table sets forth certain information regarding exercised stock options during 2003 and unexercised options held as of December 31, 2003 by each of the named executive officers. Value realized is based on the fair market value of the Company’s common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the officer. The Company granted all options under its 1997 Stock Option Plan. The option vesting will accelerate in full in certain circumstances after a change in control of the Company. See “Change of Control Arrangements”. The value of unexercised in-the-money options are based on a value of $10.63 per share, the last reported sale price of the Company’s common stock on the Nasdaq National Market on December 31, 2003, minus the per share exercise price, multiplied by the number of shares underlying the option.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Russell J. Howard	—	$—	803,186	504,316	$3,297,501	$857,248

Simba Gill	—	—	315,464	509,536	75,653	817,241

Lawrence W. Briscoe	—	—	438,894	351,702	273,402	541,296

Michael Rabson	—	—	145,737	192,479	173,374	343,813

John Bedbrook(1)	60,000	$278,500	191,610	28,390	458,611	22,195

(1)	Dr. Bedbrook also had 380,000 shares of Verdia common stock underlying unexercised Verdia stock options at December 31, 2003, none of which were exercisable.

Director Compensation

Prior to July 2003, our directors received no cash compensation for their service as a director, although they were reimbursed for their reasonable expenses for attending Board and Committee meetings. In July 2003, the Compensation Committee reviewed and revised the director compensation structure to add a cash compensation component. Beginning in July 2003, nonemployee directors are paid a retainer of $15,000 per year. Each nonemployee director also receives a meeting fee of $1,250 for each regularly scheduled Board meeting. In addition the chairman of the Audit Committee receives an additional retainer of $5,000 per year. No additional amounts are currently payable for Committee participation or special assignments. As was the case prior to July 2003, nonemployee directors continue to receive nondiscretionary, automatic grants of options to purchase 20,000 shares of common stock upon joining the Board and nondiscretionary, automatic grants of options to purchase 5,000 shares of common stock each year pursuant to the Maxygen 1999 Nonemployee Directors Stock Option Plan. The initial grants vest as to 25% of the underlying shares on the first four anniversaries of the date of grant while the subsequent grants vest in full on the first anniversary of the date of grant, in each case provided the director continues as a director of Maxygen.

Change of Control Arrangements

Change of Control Agreements

In June 2001, the Finance Committee of the Board approved entry into Change of Control Agreements with each existing and future Section 16 Officer of the Company. For the purposes of this approval, “Section 16 Officer” means an “officer” of the Company, as defined in Rule 16a-1(f) promulgated under the Exchange Act. The Change of Control Agreements provide the officers (each individually, an “Executive”) with protection of certain benefits in case of a termination of his or her employment with the Company in connection with a Change of Control of the Company (as defined in the Change of Control Agreement).

The Change of Control Agreements provide that if within eighteen (18) months following the date of a Change of Control of the Company either (x) the Company terminates the Executive’s employment other than for cause, death or disability or (y) the Executive terminates his or her employment with the Company voluntarily with Good Reason (as defined below), then in each case: (i) the Executive shall be entitled to receive a lump sum payment equal to three times the Executive’s yearly base salary in effect on the date of termination (without giving effect to any reduction in base salary subsequent to a Change of Control that constitutes Good Reason),

(ii) each of the Executive’s outstanding stock options shall have their vesting schedule accelerate in full as of the date of termination; and (iii) if on the date of termination the Executive is covered by any Company-paid health, disability, accident and/or life insurance plans or programs, the Company shall provide to the Executive benefits substantially similar to those that the Executive was receiving immediately prior to the date of termination (the “Company-Paid Coverage”) for up to three (3) years. In certain circumstances the benefits described above will be payable to the Executive upon cessation of employment with the Company (for any reason) that occurs after a certain period of time after the Change of Control of the Company.

The Change of Control Agreements also provide that if within eighteen (18) months following the date of a Change of Control of the Company the Executive’s employment with the Company is terminated as a result of death or disability, then in each case: (i) each of the Executive’s outstanding stock options, shall have their vesting schedule accelerated such that vesting shall occur as if the vesting had occurred on a monthly basis from the last date of vesting to the date of termination; and (ii) the Company will provide the Executive and family, if applicable, with health, disability, accident and/or life insurance benefits as described in the immediately preceding paragraph.

For the purposes of the Change of Control Agreements, “Good Reason” means: (i) any material reduction of the Executive’s duties, authority or responsibilities relative to the Executive’s duties, authority, or responsibilities as in effect immediately before such reduction, except if agreed to in writing by the Executive; (ii) a reduction by the Company in the base salary of the Executive, or of twenty-five percent (25%) or more in the target bonus opportunity of such Executive, as in effect immediately before such reduction, except if agreed to in writing by the Executive; (iii) the relocation of the Executive to a facility or a location more than thirty (30) miles from the Executive’s then present business location, except if agreed to in writing by the Executive; (iv) a material breach by the Company of any provision of the Change of Control Agreement or (v) any failure of the Company to obtain the assumption of the Change of Control Agreement by any successor or assign of the Company.

Prior to a Change of Control of the Company, the right to receive benefits under any Change of Control Agreement will automatically terminate on the date upon which the Executive ceases to be a Section 16 Officer, for any reason or no reason, as evidenced by the written resignation of such Executive, by action of the Board removing such Executive as a Section 16 Officer or otherwise.

Currently, the Company has entered into Change of Control Agreements as described above with Messrs. Howard, Gill, Briscoe, Rabson and Spence. The Company has also entered into a Change of Control Agreement substantially in the form provided above with Dr. Goldstein except that the severance benefits include a lump sum payment equal to two (2) times yearly base salary and the continuing employee benefits are limited to a maximum of two (2) years from the date of employment termination. Verdia, Maxygen’s wholly-owned agriculture subsidiary, has also entered into with Dr. Bedbrook, a Change of Control Agreement substantially in the form described for Dr. Goldstein, that is triggered by a change of control of Verdia (rather than a change of control of Maxygen).

Compensation Committee Interlocks and Insider Participation

None of the members of the Company’s Compensation Committee is currently, or has ever been at any time since the Company’s formation, one of the Company’s officers or employees, nor has any executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company’s common stock as of February 29, 2004 by (i) each stockholder that is known by the Company to beneficially own more than 5% of the common stock, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each current director and (iv) all executive officers and current directors as a group.

Percentage of ownership is based upon 34,979,228 shares outstanding as of February 29, 2004. Beneficial ownership is calculated based upon Securities and Exchange Commission requirements. All shares of the common stock subject to options currently exercisable or exercisable within 60 days after February 29, 2004 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, the address of each individual listed in the table is c/o Maxygen, Inc., 515 Galveston Drive, Redwood City, California 94063.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
GlaxoSmithKline plc(1) 980 Great West Road Brentford, Middlesex TW8 9GS, England	6,554,849	18.7%
R.A. Investment Group(2) 200 West Madison, Suite 2500 Chicago, Illinois 60606	2,279,485	6.5
Russell J. Howard(3)	1,439,814	4.0
Simba Gill(4)	917,646	2.6
Lawrence W. Briscoe(5)	482,741	1.4
Michael Rabson(6)	539,640	1.5
John Bedbrook(7)	209,153	*
Isaac Stein(8)	1,920,697	5.5
Robert J. Glaser(9)	20,000	*
M.R.C. Greenwood(10)	30,250	*
Ernest Mario(11)	62,964	*
Gordon Ringold(12)	1,891,627	5.4
James R. Sulat(13)	20,000	*
All current directors and executive officers as a group (13 persons)(14)	6,314,425	16.8

*	Less than 1% of Maxygen’s outstanding common stock.
(1)	Consists of 6,498,599 shares held by Glaxo Group Limited and 56,250 shares held by GlaxoSmithKline Services Unlimited, in each case for the benefit of GlaxoSmithKline plc. GlaxoSmithKline plc, Glaxo Group Limited and GlaxoSmithKline Services Unlimited and are under common control. Based solely upon a Schedule 13G filed with the SEC on February 11, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on July 10, 2001 and Amendment No. 2 thereto, filed with the SEC on February 13, 2004.
(2)	Based solely upon a Schedule 13G filed with the SEC on April 6, 2001.
(3)	Includes 560,729 shares held by the Russell J. Howard & Maureen C. Howard Trust, of which Dr. Howard is a trustee and 1,439 shares held by the Maxygen 401(k) Plan. Also includes 841,294 shares that are subject to immediately exercisable options and 29,669 shares that are subject to options that are exercisable within 60 days of February 29, 2004.

(4)	Includes 430,361 shares subject to immediately exercisable options and 23,230 shares that are subject to options that are exercisable within 60 days of February 29, 2004.
(5)	Consists of 1,576 shares held by the Maxygen 401(k) Plan, 460,029 shares subject to immediately exercisable options and 21,136 shares subject to options exercisable within 60 days of February 29, 2004.
(6)	Includes 359,100 shares held by the Rabson/Moritz Family Trust, of which Dr. Rabson is a trustee and 1,517 shares held by the Maxygen 401(k) Plan. Also includes 159,136 shares that are subject to immediately exercisable options and 13,398 shares that are subject to options that are exercisable within 60 days of February 29, 2004.
(7)	Includes 1,392 shares held by the Maxygen 401(k) Plan, 193,382 shares that are subject to immediately exercisable options and 1,772 shares that are subject to options that are exercisable within 60 days of February 29, 2004.
(8)	Includes 1,333,333 shares that are held by Technogen Associates, L.P. and 63,198 shares held by Technogen Enterprises, L.L.C. Technogen Managers, L.L.C. is the general partner of Technogen Associates, L.P. Mr. Stein is a Managing Member of Technogen Enterprises, L.L.C. and Technogen Managers, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the limited liability companies. Also includes 497,386 shares held by the Stein 1995 Revocable Trust, of which Mr. Stein is a trustee. Also includes 20,000 shares subject to immediately exercisable options, 5,000 of which would be subject to a Maxygen right of repurchase.
(9)	Consists of 20,000 shares subject to immediately exercisable options, 5,000 of which would be subject to a Maxygen right of repurchase.
(10)	Consists of 30,250 shares subject to immediately exercisable options, 5,000 of which would be subject to a Maxygen right of repurchase.
(11)	Includes 60,000 shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.
(12)	Includes 1,333,333 shares that are held by Technogen Associates, L.P. and 63,198 shares held by Technogen Enterprises, L.L.C. Technogen Managers, L.L.C. is the general partner of Technogen Associates, L.P. Dr. Ringold is a Managing Member of Technogen Enterprises, L.L.C. and Technogen Managers, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the limited liability companies. Also includes 474,231 shares held by the Gordon Ringold and Tanya Zarucki Trust, of which Dr. Ringold is a trustee. Also includes 20,000 shares subject to immediately exercisable options, 5,000 of which would be subject to a Maxygen right of repurchase.
(13)	Consists of 20,000 shares that are subject to immediately exercisable options, all of which would be subject to a Maxygen right of repurchase.
(14)	Includes shares included pursuant to notes (3)-(13). Also includes 151,836 shares that are subject to immediately exercisable options and 20,764 shares that are subject to options that are exercisable within 60 days of February 29, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Since January 1, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any current director, executive officer or holder of more than 5% of the Company’s common stock had or will have a direct or indirect interest, nor has any such person been indebted to the Company in an amount in excess of $60,000, other than (1) compensation and other arrangements, which are described in Item 11 under “Director Compensation”, “Executive Compensation” or “Termination of Employment and Change of Control Arrangements” and (2) the transactions described below.

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2002, and December 31, 2003, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2002	2003
Audit fees(1)	$286,357	$357,753
Audit related fees(2)	1,138	11,000
Tax fees(3)	93,391	129,390
All other fees	—	—

Total	$380,887	$498,143

(1)	Audit fees consisted of professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements, review of unaudited interim financial statements included in the Company’s quarterly reports on Form 10-Q and consultation regarding financial accounting and reporting standards.
(2)	Audit related fees consisted principally of, in 2002, assistance in Denmark with regard to a regulatory filing and in 2003, consultations regarding the implementation of various regulatory requirements.
(3)	Tax fees consisted of professional services rendered by Ernst & Young LLP related to tax compliance and reporting, including expatriate tax consulting and preparation.

The Audit Committee has determined that the rendering of non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. The Chairman of the Audit Committee must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved all audit-related, tax and other services rendered in 2003 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

Beginning with the first quarter of 2003, we have disclosed all approved non-audit engagements during a quarter in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

During the quarter ended December 31, 2003, the Audit Committee approved the engagement of Ernst & Young LLP to provide specified (i) audit-related consultation regarding the implementation of various regulatory requirements, (ii) tax services relating to international and U.S. tax planning and advice and (iii) tax services relating to international tax compliance.

The Audit Committee has determined that the rendering of these non-audit services by Ernst & Young LLP is compatible with maintaining their independence.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of this annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Maxygen, Inc.

Investor Relations

515 Galveston Drive

Redwood City, CA 94063

(650) 298-5300

In addition, the SEC maintains a website that provides access to all filings made electronically by us at www.sec.gov.

We make available on our website all reports filed with the SEC, including our reports on Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this annual report.

The following documents are being filed as part of this report:

a) Financial Statements.

Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

b) The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

On October 28, 2003 we filed a report on Form 8-K (items 7 and 12), attaching thereto a press release reporting our third quarter and year to date earnings.

c) Exhibits.

Exhibit Number	Description of Exhibit
2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (3)

Exhibit Number	Description of Exhibit
4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (4)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (3)

*10.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1) (5)

*10.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3) (6)

*10.4	Verdia Change of Control Agreement (Exhibit 10.4) (6)

*10.5	1997 Stock Option Plan, as amended, with applicable option agreement (7)

*10.6	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (5)

*10.7	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (4)

*10.8	2000 International Stock Option Plan, as amended, with applicable option agreement (8)

*10.9	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (9)

10.10	Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (3)

10.11	First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (3)

10.12	Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (4)

10.13	Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (2)

10.14	Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (10)

10.15	Third Amendment to Lease dated October 22, 2003 by and between Metropolitan Life Insurance Company and Maxygen

10.16	Lease between Metropolitan Life Insurance Company and Codexis, Inc. dated as of October 2003

10.17+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (3)

10.18+

License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (3)

10.19+	Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc. and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1) (3)

10.20+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (3)

10.21+	Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2) (3)

10.22+	Collaborative Research and Development Agreement made as of January 19, 2000 between Technological Resources Pty Limited and Maxygen (Exhibit 10.15 to Amendment No. 1) (11)

10.23+	Cooperative Research and Development Agreement between the National Cancer Institute, National Institutes of Health dated February 24, 2000 (Exhibit 10.20) (11)

Exhibit Number	Description of Exhibit
21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(7)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(8)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(9)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(11)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2004	MAXYGEN, INC.

	By:	/s/ RUSSELL J. HOWARD
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

Signature	Title	Date
/s/ RUSSELL J. HOWARD Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ LAWRENCE W. BRISCOE Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ ISAAC STEIN Isaac Stein	Chairman of the Board	March 12, 2004

/s/ ROBERT J. GLASER Robert J. Glaser	Director	March 12, 2004

/s/ M.R.C. GREENWOOD M.R.C. Greenwood	Director	March 12, 2004

/s/ ERNEST MARIO Ernest Mario	Director	March 12, 2004

/s/ GORDON RINGOLD Gordon Ringold	Director	March 12, 2004

/s/ JAMES R. SULAT James R. Sulat	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (3)

4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (4)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (3)

*10.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1) (5)

*10.3	Form Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3) (6)

*10.4	Verdia Change of Control Agreement (Exhibit 10.4) (6)

*10.5	1997 Stock Option Plan, as amended, with applicable option agreement (7)

*10.6	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (5)

*10.7	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (4)

*10.8	2000 International Stock Option Plan, as amended, with applicable option agreement(8)

*10.9	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (9)

10.10	Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (3)

10.11	First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (3)

10.12	Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (4)

10.13	Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (2)

10.14	Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (10)

10.15	Third Amendment to Lease dated October 22, 2003 by and between Metropolitan Life Insurance Company and Maxygen

10.16	Lease between Metropolitan Life Insurance Company and Codexis, Inc. dated as of October 2003

10.17+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (3)

10.18+

License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (3)

10.19+	Collaborative Research and License Agreement entered into as of December 23, 1998 by and between Pioneer Hi-Bred International, Inc. and Maxygen (Exhibit 10.12 to Post-Effective Amendment No. 1) (3)

10.20+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (3)

10.21+	Collaboration Agreement effective as of June 18, 1999 by and between Zeneca Limited and Maxygen (Exhibit 10.14 to Amendment No. 2) (3)

10.22+	Collaborative Research and Development Agreement made as of January 19, 2000 between Technological Resources Pty Limited and Maxygen (Exhibit 10.15 to Amendment No. 1) (11)

10.23+	Cooperative Research and Development Agreement between the National Cancer Institute, National Institutes of Health dated February 24, 2000 (Exhibit 10.20) (11)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

Exhibit Number	Description of Exhibit
24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(7)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(8)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(9)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(11)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-31580) initially filed with the Securities and Exchange Commission on March 3, 2000.