Form 10-Q
period 2004-03-31
MAXYGEN INC
filed 2004-05-07
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒    No ☐

As of May 1, 2004, there were 35,056,154 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

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

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2003	March 31, 2004
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,429	$24,969
Short-term investments	95,204	98,873
Accounts receivable and other receivables	3,621	2,604
Due from related party	1,223	1,379
Prepaid expenses and other current assets	4,943	4,583

Total current assets	126,420	132,408
Property and equipment, net	12,444	11,445
Goodwill	12,192	12,192
Long-term investments	80,207	67,547
Deposits and other assets	1,364	1,738

Total assets	$232,627	$225,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$1,506
Accrued compensation	2,775	3,182
Accrued legal expenses	306	256
Deferred rent	190	171
Due to related party	—	684
Other accrued liabilities	1,631	1,382
Deferred revenue	5,724	5,928
Current portion of equipment financing obligations	55	253

Total current liabilities	12,280	13,362
Deferred revenue	872	406
Other liabilities	41	891
Minority interest	21,210	21,460
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and March 31, 2004	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 34,909,799, and 35,001,560 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	3	3
Additional paid-in capital	394,966	395,318
Deferred stock compensation	(251)	(148)
Accumulated other comprehensive loss	(1,366)	(986)
Accumulated deficit	(195,128)	(204,976)

Total stockholders’ equity	198,224	189,211

Total liabilities and stockholders’ equity	$232,627	$225,330

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,
	2003	2004
Collaborative research and development revenue	$11,453	$5,846
Collaborative research and development revenue from related party	859	1,180
Grant revenue	832	599

Total revenues	13,144	7,625
Operating expenses:
Research and development	14,035	14,062
General and administrative	3,054	3,151
Stock compensation expense (1)	731	151
Amortization of goodwill and other intangible assets	286	—

Total operating expenses	18,106	17,364

Loss from operations	(4,962)	(9,739)
Interest income and other (expense), net	1,525	592
Equity in net loss of joint venture and minority interests	(500)	(701)

Net loss	$(3,937)	$(9,848)

Net loss	$(3,937)	$(9,848)
Subsidiary preferred stock accretion	(319)	(250)

Loss applicable to common stockholders	$(4,256)	$(10,098)

Basic and diluted loss per share applicable to common stockholders	$(0.12)	$(0.29)
Shares used in computing basic and diluted loss per common share	34,193	34,941
(1) Stock compensation expense related to the following:
Research and development	$565	$129
General and administrative	166	22

	$731	$151

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2003	2004
Operating activities
Net loss	$(3,937)	$(9,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	1,678
Amortization of intangible assets	286	—
Equity in net loss of joint venture and minority interests	500	701
Non-cash stock compensation	729	103
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	132	61
Changes in operating assets and liabilities:
Accounts receivable and other receivables	775	1,017
Due from related party	(70)	(156)
Prepaid expenses and other current assets	(443)	360
Deposits and other assets	8	(392)
Accounts payable	(328)	(93)
Accrued compensation	544	407
Accrued legal expenses	—	(50)
Deferred rent	(74)	(52)
Other accrued liabilities	(361)	(249)
Deferred revenue	(930)	(262)

Net cash used in operating activities	(1,560)	(6,775)
Investing activities
Purchases of available-for-sale securities	(61,138)	(16,876)
Maturities of available-for-sale securities	40,487	26,094
Investment in joint venture and minority interests	(600)	—
Acquisition of property and equipment	(496)	(572)

Net cash provided by (used in) investing activities	(21,747)	8,646
Financing activities
Repayments under equipment financing obligations	(167)	(86)
Borrowings under equipment financing obligations	—	1,167
Equity adjustment from foreign currency translation	(140)	46
Proceeds from issuance of common stock	416	542

Net cash provided by financing activities	109	1,669

Net increase (decrease) in cash and cash equivalents	(23,198)	3,540
Cash and cash equivalents at beginning of period	67,611	21,429

Cash and cash equivalents at end of period	$44,413	$24,969

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2004, and for the three months ended March 31, 2003 and March 31, 2004 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark), Maxygen Holdings Ltd. (Cayman Islands) and Verdia, Inc., as well as its majority-owned subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 and $250,000 for the three months ended March 31, 2003 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of this series of convertible preferred stock outstanding at March 31, 2004, and the total redemption value of the outstanding shares was $26.8 million at March 31, 2004; the total redemption value less the redemption value relating to Maxygen’s shares is reflected as minority interest on the Consolidated Balance Sheets.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications, when made, did not have any affect on loss applicable to common stockholders, total assets or total liabilities and stockholders’ equity.

Revenue Recognition

The Company recognizes revenue from multiple element arrangements under collaborative research agreements, which include license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. If applicable, the consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three months ended March 31,
	2003	2004
Loss applicable to common stockholders	$(4,256)	$(10,098)

Basic and diluted:
Weighted-average shares of common stock outstanding	34,556	34,946
Less: weighted-average shares subject to repurchase	(363)	(5)

Weighted-average shares used in computing basic and diluted loss per share	34,193	34,941

Basic and diluted loss per common share	$(0.12)	$(0.29)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per common share, prior to application of the treasury stock method for options, was 9,417,000 at March 31, 2003 and 9,925,000 at March 31, 2004. Such securities, had they been dilutive, would have been included in the computations of diluted loss per common share.

Comprehensive Loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month periods ended March 31, 2003 and March 31, 2004 were as follows (in thousands):

	Three months ended March 31,
	2003	2004
Net loss	$(3,937)	$(9,848)
Changes in unrealized gain on securities available-for-sale	(53)	227
Changes in foreign currency translation adjustments	(349)	153

Comprehensive loss	$(4,339)	$(9,468)

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2003	March 31, 2004
Unrealized gains on securities available-for-sale	$118	$345
Foreign currency translation adjustments	(1,484)	(1,331)

Accumulated other comprehensive loss	$(1,366)	$(986)

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03 01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Effective for years ending after December 15, 2003, EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The provisions of this consensus do not have a significant effect on the Company’s financial position or operating results.

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

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. Variable interest entities created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential variable interest entities entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

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

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, using the Black-Scholes option-pricing model, to determine stock-based employee compensation (in thousands except per share data):

	Three months ended March 31,
	2003	2004
Net loss, as reported	$(3,937)	$(9,848)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	723	89
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(868)	(2,600)

Pro forma net loss	$(4,082)	$(12,359)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.28)

Basic and diluted – pro forma	$(0.12)	$(0.35)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during the three months ended March 31, 2004 and 2003 were $5.13 and $3.89 per share, respectively.

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of March 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$24,969	$—	$—	$24,969
Corporate bonds	158,531	360	(30)	158,861
U.S. government agency securities	7,544	15	—	7,559

Total	191,044	375	(30)	191,389
Less amounts classified as cash equivalents	(24,969)	—	—	(24,969)

Total investments	$166,075	$375	$(30)	$166,420

Realized gains or losses on the sale of available-for-sale securities for the three-month periods ended March 31, 2003 and March 31, 2004 were insignificant.

At March 31, 2004, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$98,823	$98,873
Due after one year	67,252	67,547

	$166,075	$166,420

3. Litigation

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

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of any such claims will have a material adverse effect on its financial statements.

4. Segment Information

For the period ended March 31, 2003 the Company had four reportable segments: human therapeutics, chemicals and agriculture and all other. However, later in 2003 the Company reorganized into three segments - human therapeutics, chemicals and agriculture. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1.

Segment Earnings

During the period ended March 31, 2003 the Company evaluated the performance of its operating segments without considering the effects of net interest income and other (expense), amortization of intangibles and stock compensation expense, all which were managed by corporate headquarters. Later in 2003 the Company began to evaluate its three segments on a standalone, fully allocated, basis. Therefore the segment earnings for the three months ended March 31, 2003 has been adjusted to be consistent with the 2003 reorganization. Corporate administrative costs are generally allocated based on headcount.

(in thousands)	Human Therapeutics	Chemicals (Codexis)	Agriculture (Verdia)	Maxygen, Inc. Consolidated
Three months ended March 31, 2003
Segment loss	$(6,046)	$476	$1,625	$(3,945)
Stock compensation	(731)	—	—	(731)
Amortization of intangibles	(286)	—	—	(286)
Interest income and other (expense), net	1,388	107	30	1,525
Equity in net loss of joint venture and minority interests	—	—	(500)	(500)
Subsidiary preferred stock accretion	—	(319)	—	(319)

Loss applicable to common stockholders	$(5,675)	$264	$1,155	$(4,256)

Three months ended March 31, 2004
Segment loss	$(5,674)	$(3,054)	$(860)	$(9,588)
Stock compensation	(146)	(5)	—	(151)
Interest income and other (expense), net	542	32	18	592
Equity in net loss of joint venture and minority interests	—	—	(701)	(701)
Subsidiary preferred stock accretion	—	(250)	—	(250)

Loss applicable to common stockholders	$(5,278)	$(3,277)	$(1,543)	$(10,098)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. The following table presents revenues for each reporting segment (in thousands):

	Three months ended March 31,
	2003	2004
Human therapeutics	$3,960	$3,864
Chemicals	4,052	1,003
Agriculture	5,132	2,758

Total revenue	$13,144	$7,625

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2003	March 31, 2004
Human therapeutics	$205,013	$200,867
Chemicals	20,298	17,190
Agriculture	7,316	7,273

Total assets	$232,627	$225,330

Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors That May Affect Results of Operations and Financial Condition,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Our business model focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with partners. We currently have four next-generation protein therapeutic leads in pre-clinical development. The four leads address significant opportunities and deficiencies in first–generation marketed protein products. The four product candidates are: an optimized alpha interferon for the treatment of hepatitis C infection, partnered with Roche; an optimized gamma interferon, for the treatment of idiopathic pulmonary fibrosis and other indications, partnered with InterMune; and two leads to which we retain all rights: first, an optimized beta interferon for the treatment of multiple sclerosis; and second, an optimized G-CSF for the treatment of neutropenia.

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

To date, we have generated revenues from research collaborations with pharmaceutical, chemical, agriculture and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our dependence on collaborative partner funding to advance our products and business to an increased focus on internal product development for greater potential future value capture. We believe that this is an important step in building long-term value in the Company. Consistent with this strategic shift, revenue from strategic alliances and government grants decreased from $41.8 million in 2002 to $37.2 in 2003. Our revenues for the three months ended March 31, 2003 were $13.1 million compared to $7.6 during the three months ended March 31, 2004. We anticipate that our revenue from strategic alliances and government grants will continue to decrease in 2004 as compared to 2003 to between $25 million and $30 million.

We continue to maintain a strong cash position in which to fund our expanded internal product development with cash, cash equivalents and marketable securities totaling $191.4 million as of March 31, 2004. Of this amount, $17.4 million is held by Codexis and Verdia for investment in their respective businesses, leaving a balance of approximately $174.0 million for our therapeutics business.

We have incurred significant losses since our inception. As of March 31, 2004, our accumulated deficit was $205.0 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses decreased from $62.0 million in 2002 to $56.9 in 2003 primarily due to reduced headcount as we wound down the funded research terms of our collaborations with Lundbeck and InterMune. Research and development expenses for the three months ended March 31, 2003 were $14.0 million compared to $14.1 during the three months ended March 31, 2004. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended March 31,
	2003	2004
Research and development	$189	$67
General and administrative	166	22

Total deferred compensation amortization	$355	$89

We expect to fully amortize to expense the remaining deferred compensation relating to the grant of stock options to employees before our initial public offering by August 2004. Stock compensation expense in connection with the grant of stock options to consultants for the three months ended March 31, 2003 and 2004 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount was amortized over the remaining vesting period of the options, of which $6,000 was expensed in the three months ended March 31, 2003. No amount was expensed in the three months ended March 31, 2004 as the amount was fully amortized to expense during 2003. Also in connection with the Maxygen ApS acquisition, Maxygen shares were exchanged for Maxygen ApS shares. For the shares exchanged that had a right of repurchase, we recorded deferred compensation of $13.1 million. This amount was amortized to expense over a three-year graded vesting period. A total of $362,000 was recognized as expense for the three months ended March 31, 2003. No amount was expensed in the three months ended March 31, 2004 as the amount was fully amortized to expense during 2003.

Results of Operations

Revenues

Our total revenues decreased from $13.1 million in the three months ended March 31, 2003 to $7.6 million for the three months ended March 31, 2004. The net decrease in collaborative research and development revenue of $5.6 million for the three months ended March 31, 2004 versus the three months ended March 31, 2003 was primarily due to the receipt in 2003 of a $2.0 million product development milestone from Pioneer Hi-Bred, the receipt in 2003 of a $2.5 million payment from Hercules to terminate our collaboration agreement entered into with them in 2000, and the scheduled winding down of the funded research term of our collaboration with Lundbeck. This decrease in revenue was partially offset by additional revenue from our collaboration with Roche commenced in the third quarter of 2003. Collaborative research and development revenue from related party relates to revenue from DeltaMax Cotton LLC., the joint venture between Verdia and Delta and Pine Land Company. Upon the formation of the joint venture in May 2002, Verdia began to perform research for and recognize revenue from DeltaMax Cotton LLC. The increase in collaborative research and development revenue from related party of $321,000 for the three months ended March 31, 2004 versus the three months ended March 31, 2003 is due to an increase in research activities on behalf of DeltaMax. The decline in grant revenue of $233,000 for the three months ended March 31, 2004 versus the three months ended March 31, 2003 primarily reflects the decrease in grant activity on our existing grant projects. In 2004, we expect our consolidated revenue to be in the range of $25 million to $30 million, consisting of collaboration revenue, grant revenue and royalties on product sales.

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

	Three months ended March 31,
	2003	2004
Human therapeutics	$3,960	$3,864
Chemicals	4,052	1,003
Agriculture	5,132	2,758

Total revenue	$13,144	$7,625

The decrease in revenue for our human therapeutics segment primarily reflects the scheduled winding down of the funded research term of our collaboration with Lundbeck, partially offset by additional revenue from our collaboration with Roche which commenced in the third quarter of 2003. Revenue for our human therapeutics segment for the next several quarters is expected to be lower than revenue for our human therapeutics segment in the period ended March 31, 2004 as we as we continue to implement our strategy of concentrating on internally funded research and development and reduce our dependence on partner funded research and development.

The decrease in revenue for our agriculature segment (Verdia) was primarily due to the receipt in 2003 of a $2.0 million product development milestone from Pioneer Hi-Bred. The decrease in revenue for our chemicals segment (Codexis) was primarily due to the receipt in 2003 of a $2.5 million payment from Hercules to terminate our collaboration agreement entered into in 2000.

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

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for collaborative projects funded by our collaborators and government grants was approximately 35% in the three months ended March 31, 2003 and 34% in the three months ended March 31, 2004. The decreased percentage of efforts on collaborative projects funded by our collaborators and government grants reflects scheduled reduced efforts in the Lundbeck and InterMune collaborations, partially offset by the commencement of the Roche collaboration. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for our own internally funded research projects was approximately 65% in the three months ended March 31, 2003 and 66% in the three months ended

March 31, 2004. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

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

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased modestly from $14.0 million in the three months ended March 31, 2003 to $14.1 million in the three months ended March 31, 2004. Stock compensation expense related to research and development was $565,000 in the three months ended March 31, 2003 and was $129,000 in the three months ended March 31, 2004. The decrease in stock compensation expenses was primarily the result of the completion of amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 and the deferred compensation related to the Maxygen ApS acquisition. These items of deferred compensation were fully amortized to expense in 2003. In addition, the decrease in stock compensation expenses relates to a decrease in amortization of deferred compensation related to the grant of stock options to employees before our initial public offering.

We expect research and development expenses to remain at approximately the same level or increase moderately during the balance of 2004 as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses increased modestly from $3.1 million for the three months ended March 31, 2003 to $3.2 million for the three months ended March 31, 2004.

We expect general and administrative expenses for the remainder of 2004 will increase modestly as a result of increased professional fees, regulatory compliance costs and improvements to infrastructure.

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

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities net of interest expense on our equipment leases and currency transaction gains or losses. Interest income and other (expense), net decreased from $1.5 million in the three months ended March 31, 2003 to $592,000 in the three months ended March 31, 2004. The decrease was due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities and foreign exchange transactions related to the funding of our Danish subsidiary Maxygen ApS which include a $427,000 foreign currency gain in the three months ended March 31, 2003 and a $167,000 foreign currency loss in the three months ended March 31, 2004.

Equity in Net Loss of Joint Venture and Minority Interests

Equity in net loss of joint venture and minority interests reflects our share of the net loss of DeltaMax Cotton LLC and Avidia Research Institute. DeltaMax Cotton LLC was formed in May 2002 and is being accounted for under the equity method of accounting. In addition to recording our share of the net losses from DeltaMax Cotton LLC, we recorded revenue from DeltaMax Cotton LLC as collaborative research and development revenue from related party of $859,000 in the three months ended March 31, 2003 and $1.2 million in the three months ended March 31, 2004. These revenues relate to research performed by us for the DeltaMax Cotton LLC joint venture. Avidia Research Institute was formed in July 2003 and is also being accounted for under the equity method of accounting. As of December 31, 2003 we had recorded losses equal to our investment basis in Avidia and do not expect to be recording any additional losses from Avidia in 2004 unless we make additional investments. Maxygen is not obligated to fund Avidia’s operating losses. Equity in net loss of joint venture and minority interests increased from $500,000 in the three months ended March 31, 2003 to $701,000 in the three months ended March 31, 2004. The increase is due to the increase in research activities by the DeltaMax joint venture.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 for the three months ended March 31, 2003 and $250,000 for the three months ended March 31, 2004. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03 01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Effective for years ending after December 15, 2003, EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The provisions of this consensus do not have a significant effect on our financial position or operating results.

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

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. Variable interest entities created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential variable interest entities entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $172.0 million. In addition, our majority-owned subsidiary, Codexis, Inc., received $25 million from a private placement of its equity securities, $20 million from third party investors and $5 million from Maxygen. As of March 31, 2004, we had $191.4 million in cash, cash equivalents and marketable securities. This includes $12.6 million of which may only be used for Codexis operations and $4.8 million of which is held by Verdia.

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2003 and was $6.8 million for the three months ended March 31, 2004. Uses of cash in operating activities were principally to fund operating losses. The increase in cash used in operating activities primarily relates to a smaller net loss for the three months ended March 31, 2003 due to two one-time non-recurring payments recognized as revenue in the first quarter of 2003: a $2.0 million product development milestone from Pioneer Hi-Bred and $2.5 million payment from Hercules to terminate our collaborative agreement.

Net cash used in investing activities was $21.7 million for the three months ended March 31, 2003. Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2004. The cash used during the three months ended March 31, 2003 primarily represented purchases of available-for-sale securities net of the maturities of available-for-sale securities. The cash provided during the three months ended March 31, 2004 was primarily from the maturities of available-for-sale securities.

Additions of property and equipment were $496,000 for the three months ended March 31, 2003 and were $572,000 for the three months ended March 31, 2004. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

In connection with our joint venture, DeltaMax Cotton LLC, Verdia and Delta and Pine Land Company are committed to fund the joint venture in an amount sufficient to pay the anticipated development costs, but neither party is required to provide funding in excess of $15 million. No amounts were funded to the joint venture during the three months ended March 31, 2004 as DeltaMax Cotton LLC did not need the cash due to the timing of its payments of expenses. However, we recorded a liability to the joint venture of $684,000 at March 31, 2004 which primarily represents our portion of the joint venture’s losses for the three month period ended March 31, 2004. We funded this liability to the joint venture in April 2004.

Net cash provided by financing activities was $109,000 for the three months ended March 31, 2003 and was $1.7 million for the three months ended March 31, 2004. The cash provided during the three months ended March 31, 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees partially offset by payments on equipment financing obligations. The cash provided during the three months ended March 31, 2004 was primarily from the proceeds of $1.2 million from equipment loans entered into by Codexis. In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires on December 31, 2004. The equipment loans will be repaid over 48 months from the date of each drawdown at an interest rate tied to the prime lending rate at the time of each drawdown. The loans are secured by the related equipment. In connection with this loan agreement, Codexis issued, to the lender, a warrant to purchase 46,176 shares of Codexis’ common stock at $0.40 per share. As of March 31, 2004 Codexis had outstanding loan balances totaling $1.1 million. Any obligations under this equipment financing agreement are solely obligations of Codexis and repayments are to be made solely from assets of Codexis.

Since inception we have received $151.4 million in funding from our collaborators and from government grants, which includes $6.0 million of deferred revenue to be recognized over the next two years. Approximately $120.3 million was received from our collaborators and $31.1 million was received from government funding. Assuming our research efforts for existing collaborations and grants continue for their full research terms, as of March 31, 2004 we had total committed funding of approximately $20.6 million remaining to be received over the next two years. Potential milestone payments from our existing collaborations could exceed $500 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a loss applicable to common stockholders of approximately $33.9 million in 2002 and $33.7 million in 2003. Our loss applicable to common stockholders for the three months ended March 31, 2004 was $10.1 million. As of March 31, 2004, we had an accumulated deficit of approximately $205.0 million. We expect to have net losses and negative cash flow from operating activities for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years.

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

If We Elect or Are Required to Account for Employee Stock Options Using the Fair Value Method, it Would Significantly Increase Our Net Loss.

There has been ongoing public debate concerning whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, that would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges. Such charges would significantly increase our net loss and would delay our ability to achieve profitability.

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

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called

“laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously. See also Part II - Item 1 – Legal Proceedings.

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

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2004. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2004 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by Maxygen

The following table gives information about repurchases of Maxygen common stock by Maxygen during the quarter ended March 31, 2004.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2004	6,779	$0.75	—	5,603
February 2004	—	—	—	4,660
March 2004	—	—	—	4,660
Total	6,779	$0.75	—	4,660

(1)	Each purchase was pursuant to an agreement entered into with an employee in conjunction with the exercise, prior to vesting, of the employee’s stock options. The agreement provided that the stock obtained was subject to a Maxygen right of repurchase that lapsed in accordance with a specified schedule. Upon termination of employment with us, we had the right to repurchase the stock at a specified purchase price to the extent the repurchase right had not lapsed.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

Pre-Approval of Non-Audit Services

In connection with its selection of Ernst & Young LLP to serve as our independent auditors for the fiscal year ending December 31, 2004, the Audit Committee of the Board of Directors approved the following non-audit services to be performed by Ernst & Young LLP: assistance with expatriate income tax reporting.

The Audit Committee has determined that the rendering of the audit-related and tax services described above by Ernst & Young LLP is compatible with maintaining the auditor’s independence.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

4.1	Loan and Security Agreement, dated February 12, 2004, by and between Lighthouse Capital Partners V, L.P. and Codexis, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed during the quarter ended March 31, 2004.

On February 10, 2004 Maxygen filed a report on Form 8-K (items 7 and 12), attaching thereto a press release reporting its fourth quarter and yearly earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

May 7, 2004	By:	/s/ Russell J. Howard

Russell J. Howard
Chief Executive Officer

May 7, 2004	By:	/s/ Lawrence W. Briscoe

Lawrence W. Briscoe
Chief Financial Officer