Form 10-Q
period 2004-06-30
MAXYGEN INC
filed 2004-08-06
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 1, 2004, there were 35,189,242 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

This report and the disclosures herein include, on a consolidated basis, the continuing business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd., as well as its majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary. The operations of Verdia, Inc. are reflected as discontinued operations.

We make available on our website all reports filed with the Securities and Exchange Commission, including our reports on Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this report.

Maxygen is a registered trademark, and MolecularBreeding is a trademark, of Maxygen, Inc. Verdia is a trademark of Verdia, Inc. Codexis is a trademark of Codexis, Inc. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2003	June 30, 2004
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,353	$26,730
Short-term investments	91,116	101,884
Accounts receivable and other receivables	3,528	2,227
Due from Verdia	1,442	978
Prepaid expenses and other current assets	4,868	5,394
Assets of discontinued operations	7,316	4,007

Total current assets	129,623	141,220
Property and equipment, net	11,509	9,563
Goodwill	12,192	12,192
Long-term investments	79,399	47,686
Deposits and other long-term assets	1,346	2,330

Total assets	$234,069	$212,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$1,746
Accrued compensation	2,439	3,670
Other accrued liabilities	1,904	1,649
Deferred revenue	4,776	3,820
Current portion of equipment financing obligations	55	360
Liabilities of discontinued operations	3,126	2,592

Total current liabilities	13,899	13,837
Deferred revenue	695	1
Non-current equipment financing obligations	—	1,256
Other long-term liabilities	41	14
Minority interest	21,210	21,710
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and June 30, 2004	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 34,909,799, and 35,158,293 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	3	3
Additional paid-in capital	394,966	396,465
Deferred stock compensation	(251)	(59)
Accumulated other comprehensive loss	(1,366)	(1,864)
Accumulated deficit	(195,128)	(218,372)

Total stockholders’ equity	198,224	176,173

Total liabilities and stockholders’ equity	$234,069	$212,991

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003		2004
Collaborative research and development revenue	$3,874	$3,220		$11,214	$7,636
Grant revenue	486	341		1,158	793

Total revenues	4,360	3,561		12,372	8,429
Operating expenses:
Research and development	10,597	11,794		21,468	22,613
General and administrative	3,031	3,503		5,743	6,280
Stock compensation expense (1)	730	131		1,461	282
Amortization of goodwill and other intangible assets	286	—		572	—

Total operating expenses	14,644	15,428		29,244	29,175

Loss from operations	(10,284)	(11,867)		(16,872)	(20,746)
Interest income and other (expense), net	1,265	697		2,760	1,271
Equity in losses of minority investee	—	(1,000)		—	(1,000)

Loss from continuing operations	(9,019)	(12,170)		(14,112)	(20,475)
Income (loss) from discontinued operations	(985)	(1,226)		171	(2,769)

Net loss	(10,004)	(13,396)		(13,941)	(23,244)
Subsidiary preferred stock accretion	(319)	(250)		(638)	(500)

Loss applicable to common stockholders	$(10,323)	$(13,646)		$(14,579)	$(23,744)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.35)		$(0.41)	$(0.58)
Discontinued operations	$(0.03)	$(0.03)	$	*	$(0.08)
Applicable to common stockholders	$(0.30)	$(0.39)		$(0.43)	$(0.68)
Shares used in computing basic and diluted earnings (loss) per share	34,365	35,071		34,279	35,006

(1) Stock compensation expense related to the following:
Research and development	$568	$109		$1,133	$238
General and administrative	162	22		328	44

	$730	$131		$1,461	$282

*	Less than $0.01 per share.

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months ended June 30,
	2003	2004
Operating activities
Loss from continuing operations	$(14,112)	$(20,475)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,112	3,121
Amortization of intangible assets	572	—
Equity in losses of minority investee	—	1,000
Non-cash stock compensation	1,439	479
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	541	409
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,223	1,301
Prepaid expenses and other current assets	(282)	(468)
Deposits and other assets	29	(984)
Accounts payable	(7)	147
Accrued compensation	1,041	1,231
Other accrued liabilities	(1,335)	(282)
Deferred revenue	(1,833)	(1,650)

Net cash used in operating activities	(9,612)	(16,171)

Investing activities
Purchases of available-for-sale securities	(106,235)	(39,028)
Maturities of available-for-sale securities	89,352	59,262
Investment in minority investee	—	(1,000)
Acquisition of property and equipment	(1,644)	(1,048)

Net cash provided by (used in) investing activities	(18,527)	18,186

Financing activities
Repayments under equipment financing obligation	(339)	(193)
Borrowings under equipment financing obligation	—	1,754
Equity adjustment from foreign currency translation	(90)	31
Proceeds from issuance of common stock	1,163	1,306

Net cash provided by financing activities	734	2,898

Cash provided (used) for discontinued operations	(15)	464

Net increase (decrease) in cash and cash equivalents	(27,420)	5,377
Cash and cash equivalents at beginning of period	58,600	21,353

Cash and cash equivalents at end of period	$31,180	$26,730

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2004, and for the three months and six months ended June 30, 2003 and June 30, 2004 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

During the three months ended June 30, 2004, the Company agreed to sell Verdia, Inc. (its wholly-owned subsidiary) to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. This transaction closed on July 1, 2004 (see Note 6). The Company has reclassified the operating results of Verdia to discontinued operations in the consolidated financial statements for the three months and six months ended June 30, 2003 and June 30, 2004 as a result of the Company’s sale of Verdia. The assets, liabilities and results of operations and cash flows of Verdia, Inc. have been reported separately as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as its majority-owned subsidiary, Codexis, Inc.

The Company’s ownership in Codexis was approximately 57% as of June 30, 2004, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company records minority interest in the Condensed Consolidated Balance Sheets to account for the ownership interest of the minority owners.

On September 13, 2002, Codexis sold $15 million of Codexis convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of convertible preferred stock to unrelated investors. This series of convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $638,000 and $500,000 for the six months ended June 30, 2003 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Condensed Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of this series of convertible preferred stock outstanding at June 30, 2004, and the total redemption value of the outstanding shares was $27.1 million at June 30, 2004; the total redemption value less the redemption value relating to Maxygen’s shares is reflected as minority interest on the Condensed Consolidated Balance Sheets.

The Company’s investment in Avidia Research Institute, formed by the Company and several outside investors in July 2003, in which the Company has an equity interest of 45.9%, is being accounted for under the equity method of accounting.

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

The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Loss applicable to common stockholders	$(10,323)	$(13,646)	$(14,579)	$(23,744)

Basic and diluted:
Weighted-average shares of common stock outstanding	34,666	35,072	34,611	35,009
Less: weighted-average shares subject to repurchase	(301)	(1)	(332)	(3)

Weighted-average shares used in computing basic and diluted loss per share	34,365	35,071	34,279	35,006

Basic and diluted loss per common share	$(0.30)	$(0.39)	$(0.43)	$(0.68)

The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 9,934,519 at June 30, 2003 and 9,792,916 at June 30, 2004. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share along with restricted common stock subject to the Company’s right of repurchase.

Comprehensive Loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three month and six month periods ended June 30, 2003 and June 30, 2004 were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Net loss	$(10,004)	$(13,396)	$(13,941)	$(23,244)
Changes in unrealized gain (loss) on securities available-for-sale	(31)	(942)	(84)	(715)
Changes in foreign currency translation adjustments	51	64	(298)	217

Comprehensive loss	$(9,984)	$(14,274)	$(14,323)	$(23,742)

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2003	June 30, 2004
Unrealized gains on securities available-for-sale	$200	$9
Unrealized losses on securities available-for-sale	(82)	(606)
Foreign currency translation adjustments	(1,484)	(1,267)

Accumulated other comprehensive loss	$(1,366)	$(1,864)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. Variable interest entities created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential variable interest entities entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Effective for years ending after December 15, 2003, EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The provisions of this consensus do not have a significant effect on the Company’s financial position or operating results.

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

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, using the Black-Scholes option-pricing model, to determine stock-based employee compensation (in thousands except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Net loss, as reported	$(10,004)	$(13,396)	$(13,941)	$(23,244)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	707	89	1,429	177
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(4,805)	(2,608)	(5,673)	(5,208)

Pro forma net loss	$(14,102)	$(15,915)	$(18,185)	$(28,275)

Net loss per common share
Basic and diluted	$(0.29)	$(0.38)	$(0.41)	$(0.66)

Basic and diluted – pro forma	$(0.41)	$(0.45)	$(0.53)	$(0.81)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during the three months ended June 30, 2003 and 2004 were $4.08 and $4.67 per share, respectively and for the six months ended June 30, 2003 and 2004 were $4.02 and $5.02 per share, respectively.

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of June 30, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$25,931	$—	$—	$25,931
Corporate bonds	133,074	—	(601)	132,473
Commercial paper	17,887	9	—	17,896

Total	176,892	9	(601)	176,300
Less amounts classified as cash equivalents	(26,730)	—	—	(26,730)

Total investments	$150,162	$9	$(601)	$149,570

Realized gains or losses on the sale of available-for-sale securities for the three month and six month periods ended June 30, 2003 and June 30, 2004 were insignificant.

At June 30, 2004, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$102,120	$101,884
Due after one year	48,042	47,686

	$150,162	$149,570

3. Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. To date, the Company has only entered into foreign currency forward exchange contracts generally expiring within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. To date, foreign currency contracts are denominated in Danish kroner. At June 30, 2004, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $11.3 million.

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

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs its “excess compensation claims” and certain other of its claims against the defendant underwriters as a result of the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to court approval, which cannot be assured. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

If the settlement is not accepted by the requisite number of defendants or if it does not receive court approval, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, the Company’s business would be significantly harmed.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of any such claims will have a material adverse effect on its financial statements.

5. Segment Information

For the period ended June 30, 2003 the Company had four reportable segments: human therapeutics, chemicals, agriculture and all other. However, later in 2003 the Company reorganized into three segments - human therapeutics, chemicals and agriculture. On July 1, 2004 the Company disposed of its agriculture segment (see

Notes 6 and 7). The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1.

Segment Earnings

During the period ended June 30, 2003 the Company evaluated the performance of its operating segments without considering the effects of net interest income and other (expense), amortization of intangibles and stock compensation expense, all of which were managed by corporate headquarters. Later in 2003 the Company began to evaluate its segments on a standalone, fully allocated, basis. Therefore the segment earnings for the three and six months ended June 30, 2003 have been adjusted to be consistent with the 2003 reorganization. Corporate administrative costs are generally allocated based on headcount.

	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
(in thousands)
Three months ended June 30, 2003
Segment loss	$(6,780)	$(2,488)	$(9,268)
Stock compensation	(730)	—	(730)
Amortization of intangibles	(286)	—	(286)
Interest income and other (expense), net	1,203	62	1,265
Subsidiary preferred stock accretion	—	(319)	(319)

Loss applicable to common stockholders – continuing operations	$(6,593)	$(2,745)	$(9,338)

Three months ended June 30, 2004
Segment loss	$(8,361)	$(3,375)	$(11,736)
Stock compensation	(120)	(11)	(131)
Interest income and other (expense), net	685	12	697
Equity in minority interests	(1,000)	—	(1,000)
Subsidiary preferred stock accretion	—	(250)	(250)

Loss applicable to common stockholders – continuing operations	$(8,796)	$(3,624)	$(12,420)

	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
(in thousands)
Six months ended June 30, 2003
Segment loss	$(12,826)	$(2,013)	$(14,839)
Stock compensation	(1,461)	—	(1,461)
Amortization of intangibles	(572)	—	(572)
Interest income and other (expense), net	2,591	169	2,760
Subsidiary preferred stock accretion	—	(638)	(638)

Loss applicable to common stockholders – continuing operations	$(12,268)	$(2,482)	$(14,750)

Six months ended June 30, 2004
Segment loss	$(14,036)	$(6,428)	$(20,464)
Stock compensation	(266)	(16)	(282)
Interest income and other (expense), net	1,227	44	1,271
Equity in minority interests	(1,000)	—	(1,000)
Subsidiary preferred stock accretion	—	(500)	(500)

Loss applicable to common stockholders – continuing operations	$(14,075)	$(6,900)	$(20,975)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. The following table presents revenues for each reporting segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Human therapeutics	$3,030	$2,529	$6,991	$6,394
Chemicals	1,330	1,032	5,381	2,035

Total revenue – continuing operations	$4,360	$3,561	$12,372	$8,429

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2003	June 30, 2004
Human therapeutics	$206,455	$192,733
Chemicals	20,298	16,251

Total assets – continuing operations	$226,753	$208,984

6. Discontinued Operations

On July 1, 2004 the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. Summarized balance sheet information for the discontinued operations is as follows (in thousands):

	December 31, 2003	June 30, 2004
ASSETS
Current assets	$5,555	$3,206
Property and equipment, net	935	799
Deposits and other assets	826	2

Assets of discontinued operations	$7,316	$4,007

LIABILITIES
Current liabilities	$2,949	$2,490
Other liabilities	177	102

Liabilities of discontinued operations	$3,126	$2,592

Summary operating results for the discontinued operations is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Collaborative research and development revenue	$2,067	$1,291	$6,180	$2,721
Collaborative research and development revenue from related party	762	1,274	1,621	2,454
Grant revenue	151	164	311	311

Total revenues	2,980	2,729	8,112	5,486
Operating expenses:
Research and development	3,180	2,922	6,344	6,165
General and administrative	283	242	625	616

Total operating expenses	3,463	3,164	6,969	6,781

Income (loss) from operations of discontinued operations	(483)	(435)	1,143	(1,295)
Interest income and other, net	38	14	68	32
Equity in net loss of joint venture	(540)	(805)	(1,040)	(1,506)

Income (loss) from discontinued operations	$(985)	$(1,226)	$171	$(2,769)

On a fully allocated basis the general and administrative expense includes amounts charged to Verdia by Maxygen for finance, human resources and general legal expenses. These amounts were $274,000 and $603,000 for the three and six months ended June 30, 2003 and $234,000 and $597,000 for the three and six months ended June 30, 2004.

Verdia’s investment in its joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which Verdia has an equity interest of 50% is being accounted for under the equity method of accounting. As a result of the Company’s sale of Verdia on July 1, 2004, Verdia’s portion of the DeltaMax loss is included in the income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations and Verdia’s investment in DeltaMax is included in the assets of discontinued operations on the Condensed Consolidated Balance Sheets.

7. Subsequent Event

Sale of Verdia

On July 1, 2004 the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. The operating results of Verdia have been reclassified as discontinued operations. The Company expects to record a gain from sale of discontinued operations of approximately $55.6 million in the quarter ending September 30, 2004.

Pfizer

On July 22, 2004, Codexis entered into a multi-year collaborative research agreement and a license agreement with Pfizer, Inc. to discover and develop biocatalysts, and associated processes that use such biocatalysts, in the manufacture of pharmaceutical products for Pfizer. Under the terms of these agreements, Pfizer will provide Codexis an upfront technology access fee and research funding over a multi-year period. Codexis is also eligible to receive milestone payments, a license fee in the event that Pfizer exercises its option to acquire a non-exclusive worldwide license to certain Codexis gene shuffling technologies and royalties.

Concurrent with the execution of the multi-year collaborative research agreement and the license agreement, Codexis and Pfizer also entered into a stock purchase agreement in which Pfizer purchased from Codexis convertible preferred stock for $10 million. With the Pfizer investment, Maxygen’s ownership of Codexis was reduced to 51.7%.

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

Although we believe that the expectations reflected in the forward-looking statements made in this report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

Our business model focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with partners. We currently have four next-generation protein therapeutic leads in pre-clinical development. The four leads address significant opportunities and deficiencies in first-generation marketed protein products. The four product candidates are: an optimized alpha interferon for the treatment of hepatitis C infection, partnered with Roche; an optimized gamma interferon for the treatment of idiopathic pulmonary fibrosis and other indications, partnered with InterMune; and two leads to which we retain all rights: an optimized beta interferon for the treatment of multiple sclerosis; and an optimized G-CSF for the treatment of neutropenia.

In additional to our focus in human therapeutics, we established two industrial subsidiaries. Our majority-owned subsidiary Codexis focuses on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry. Codexis now has five processes operating at commercial scale, each process generating royalty payments from partners. Codexis also has over 15 potential products and processes in development with partners and in its own research and development pipeline. On July 1, 2004 we completed the sale of Verdia, our agriculture subsidiary, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical, agriculture and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our dependence on collaborative partner funding to advance our products and business to an increased focus on internal product development for greater potential future value capture. We believe that this is an important step in building long-term value in Maxygen. Consistent with this strategic shift, revenue from continuing operations from strategic alliances and government grants decreased from $28.7 million in 2002 to $22.9 in 2003. Our revenues from continuing operations for the six months ended June 30, 2003 were $12.4 million, compared to $8.4 million during the six months ended June 30, 2004. We anticipate that our revenue from continuing operations from strategic alliances and government grants will continue to decrease in 2004 as compared to 2003 to be approximately $15 million to $20 million.

We continue to maintain a strong cash position in which to fund our expanded internal product development with cash, cash equivalents and marketable securities totaling $176.3 million as of June 30, 2004. Of this amount, $10.9 million is held by Codexis, leaving a balance of approximately $165.4 million for our therapeutics business. In addition, Maxygen received $64 million in cash on July 1, 2004 in consideration for the sale of Verdia.

We have incurred significant losses since our inception. As of June 30, 2004, our accumulated deficit was $218.4 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations decreased from $50.1 million in 2002 to $44.4 million in 2003 primarily due to reduced headcount as we wound down the funded research terms of our collaborations with Lundbeck and InterMune. Research and development expenses from continuing operations for the six months ended June 30, 2003 were $21.5 million compared to $22.6 million during the six months ended June 30, 2004. Excluding the gain to be recorded in the quarter ending September 30, 2004 from the sale of Verdia, we expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Research and development	$182	$67	$371	$134
General and administrative	162	22	328	44

Total deferred compensation amortization	$344	$89	$699	$178

We expect to fully amortize to expense by August 2004 the remaining deferred compensation relating to pre-IPO grants of stock options to employees. Stock compensation expense in connection with the grant of stock options to consultants for the three and six months ended June 30, 2003 and 2004 were insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount was amortized over the remaining vesting period of the options, of which $1,000 was expensed in the three months ended June 30, 2003 and $8,000 was expensed in the six months ended June 30, 2003. No amount was expensed in the three or six months ended June 30, 2004 as the amount was fully amortized to expense during 2003. Also in connection with the Maxygen ApS acquisition, Maxygen shares were exchanged for Maxygen ApS shares. For the shares exchanged that had a right of repurchase, we recorded deferred compensation of $13.1 million. This amount was amortized to expense over a three-year graded vesting period. A total of $362,000 was recognized as expense for the three months ended June 30, 2003 and $723,000 was expensed in the six months ended June 30, 2003. No amount was expensed in the three or six months ended June 30, 2004 as the amount was fully amortized to expense during 2003.

Results of Operations

Revenues

Our total revenues from continuing operations were $4.4 million and $12.4 million in the three and six months ended June 30, 2003 and were $3.6 million and $8.4 million for the comparable periods in 2004. The net decrease in collaborative research and development revenue of $800,000 between the three month periods ended June 30, 2003 and 2004 is primarily due to the decrease in partner funding as the funded research terms of the Company’s collaborations with Lundbeck and ALK-Abelló A/S wound down on schedule, partially offset by additional revenue from our collaboration with Roche commenced in the third quarter of 2003. The net decrease in collaborative research and development revenue of $4.0 million for the six month periods is primarily due to the decrease in partner funding as the funded research terms of the Company’s collaborations with InterMune, Lundbeck and ALK-Abelló A/S wound down on schedule and the receipt in the first quarter of 2003 of a $2.5 million payment from Hercules to terminate our collaboration agreement, partially offset by additional revenue from our collaboration with Roche which commenced in the third quarter of 2003. We have no ongoing obligations related to the payment received from Hercules. The decline in grant revenue during the three and six months ended June 30, 2004 primarily reflects the decrease in activity on our existing grant projects. In 2004, we expect our consolidated revenue from continuing operations to be approximately $15 million to $20 million, consisting of collaboration revenue, grant revenue and royalties on product sales.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis, Inc. are shown as Maxygen’s chemicals segment. The following table presents revenues for each operating segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Human therapeutics	$3,030	$2,529	$6,991	$6,394
Chemicals	1,330	1,032	5,381	2,035

Total revenue	$4,360	$3,561	$12,372	$8,429

The decrease in revenue for our human therapeutics segment primarily reflects the scheduled winding down of the funded research term of our collaborations with Lundbeck and ALK-Abelló A/S, partially offset by additional revenue from our collaboration with Roche which commenced in the third quarter of 2003. Revenue for our human therapeutics segment for the next several quarters is expected to decline as we as we continue to implement our strategy of concentrating on internally funded research and development and reduce our dependence on partner funded research and development.

The decrease in revenue for our chemicals segment (Codexis) between the six month periods ended June 30, is due to the termination of the Hercules collaboration in the first quarter of 2003, accentuated by the receipt in 2003 of a $2.5 million payment from Hercules to terminate the collaboration. We have no ongoing obligations related to this payment.

Research and Development Expenses

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for ongoing operations for collaborative projects funded by our collaborators and government grants was 26% and 27% for the three and six months ended June 30, 2003 and was 25% and 25% for the comparable periods in 2004. The decreased percentage of efforts on collaborative projects funded by our collaborators and government grants reflects scheduled reduced efforts in the InterMune and Lundbeck collaborations and the termination of the Hercules agreement, partially offset by the commencement of the Roche collaboration. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for ongoing operations for our own internally funded research projects was 74% and 73% for the three and six months ended June 30, 2003 and was 75% and 75% for the comparable periods in 2004. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Superior products may also be developed by our competitors. Chemical product candidates may be found ineffective, may cause undesirable side effects or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition”. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants and external collaborative research expenses, supplies and depreciation of facilities and laboratory equipment. Research and development expenses for continuing operations increased from $10.6 million and $21.5 million in the three and six months ended June 30, 2003 to $11.8 million and $22.6 million in the comparable periods of 2004. Stock compensation expense related to research and development for continuing operations was $568,000 and $1.1 million for the three and six months ended June 30, 2003 and was $109,000 and $238,000 for the comparable periods of 2004. The decrease in stock compensation expenses was primarily the result of the completion of amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 and the deferred compensation related to the Maxygen ApS acquisition. These items of deferred compensation were fully amortized to expense in 2003. In addition, the decrease in stock compensation expenses includes a decrease in amortization of deferred compensation related to pre-IPO grants of stock options to our employees.

We expect research and development expenses for continuing operations to increase during the balance of 2004 as we increase our efforts on internally funded projects and begin moving product candidates into manufacturing and toward clinical trials. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our human therapeutic product candidates into clinical trials. To the extent we out-license our human therapeutic product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses for continuing operations may be delayed, reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our human therapeutic product candidates against maintaining adequate cash resources for our continuing operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses for continuing operations increased from $3.0 million and $5.7 million for the three and six months ended June 30, 2003 to $3.5 million and $6.3 million in the comparable periods of 2004. The increase in total general and administrative expenses for continuing operations is primarily due to increases in professional fees, regulatory compliance costs and improvements to infrastructure.

We expect general and administrative expenses for continuing operations for the remainder of 2004 will increase modestly as a result of increased professional fees, regulatory compliance costs and improvements to infrastructure.

Amortization of Other Intangible Assets

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

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities net of interest expense on our equipment leases and currency transaction gains or losses. Interest income and other (expense), net for continuing operations decreased from $1.3 million in the three months ended June 30, 2003 to $697,000 in the three months ended June 30, 2004. Interest income and other (expense), net for continuing operations decreased from $2.8 million in the six months ended June 30, 2003 to $1.3 million in the six months ended June 30, 2004. The decrease over both the three and six month periods was due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities and foreign exchange transactions related to the funding of our Danish subsidiary Maxygen ApS which include a $406,832 foreign currency gain in the three months ended June 30, 2003, a $11,000 foreign currency loss in the three months ended June 30, 2004, a $834,000 foreign currency gain in the six months ended June 30, 2003 and a $4,000 foreign currency gain in the six months ended June 30, 2004.

Equity in Losses of Minority Investee

Included in our results of operations is equity in losses of minority investee reflecting our share of the net loss of Avidia Research Institute. Avidia Research Institute was formed in July 2003 and is being accounted for under the equity method of accounting. In June 2004, we provided a $1.0 million loan to Avidia. This loan will be converted into equity of Avidia upon a future sale of Avidia equity securities. The loan has an interest rate of 3% per annum. As of June 30, 2004, the Company had recorded losses equal to its investment basis in Avidia and does not currently expect to be recording any additional losses from Avidia in 2004. Maxygen is not obligated to fund Avidia’s operating losses. There were no equity in losses of minority investee during the three and six month periods ended June 30, 2003 as these periods were prior to the formation of Avidia. Equity in losses of minority investee of continuing operations was a $1.0 million loss for the three and six months ended June 30, 2004.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of convertible preferred stock to unrelated investors. This series of convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of this convertible preferred stock (excluding the convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the convertible prefered stock. The redemption price for each share will be payable in cash in exchange for the shares of convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 and $638,000 for the three and six months ended June 30, 2003 and $250,000 and $500,000 for the three and six months ended June 30, 2004. The accretion is recorded as subsidiary preferred stock accretion on the Condensed Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

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

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Effective for years ending after December 15, 2003, EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The provisions of this consensus do not have a significant effect on our financial position or operating results.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and research and development funding from collaborators and government grants totaling approximately $172.0 million. In addition, our majority-owned subsidiary, Codexis, Inc., received $25 million from a private placement of its equity securities, $20 million from third party investors and $5 million from Maxygen. As of June 30, 2004, we had $176.3 million in cash, cash equivalents and marketable securities. This includes $10.9 million of which may only be used for Codexis operations. In addition, on July 1, 2004 we received $64.0 in cash as proceeds from the sale of our agriculture segment, Verdia, Inc.

Net cash used in operating activities for continuing operations was $9.6 million for the six months ended June 30, 2003 and was $16.2 million for the six months ended June 30, 2004. Uses of cash in operating activities for continuing operations were principally to fund operating losses. The increase in cash used in operating activities for continuing operations primarily relates to a smaller net loss for the six months ended June 30, 2003 due to a one-time non-recurring $2.5 million payment from Hercules to terminate our collaborative agreement recognized as revenue in the first quarter of 2003, lower interest income during the six months ended June 30, 2004 and increased equity in losses of minority investee during the six months ended June 30, 2004.

Net cash used in investing activities for continuing operations was $18.5 million for the six months ended June 30, 2003. Net cash provided by investing activities for continuing operations was $18.2 million for the six months ended June 30, 2004. The cash used in investing activities for continuing operations during the six months ended June 30, 2003 primarily represented purchases of available-for-sale securities net of the maturities of available-for-sale securities. The cash provided by investing activities for continuing operations during the six months ended June 30, 2004 was primarily from the maturities of available-for-sale securities.

Additions of property and equipment for continuing operations were $1.6 million for the six months ended June 30, 2003 and were $1.0 million for the six months ended June 30, 2004. We expect to continue to make investments in the purchase of property and equipment to support our operations. We expect to use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided for continuing operations by financing activities was $734,000 for the six months ended June 30, 2003 and was $2.9 million for the six months ended June 30, 2004. The cash provided for continuing operations during the six months ended June 30, 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees, partially offset by payments on equipment financing obligations. The cash provided for continuing operations during the six months ended June 30, 2004 was primarily from the proceeds of $1.8 million from equipment loans entered into by Codexis. In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires on December 31, 2004. The equipment loans will be repaid over 48 months from the date of each drawdown at an interest rate tied to the prime lending rate at the time of each drawdown. The loans are secured by the related equipment. In connection with this loan agreement, Codexis issued to the lender, a warrant to purchase 46,176 shares of Codexis’ common stock at $0.40 per share. As of June 30, 2004 Codexis had outstanding loan balances totaling $1.6 million. Any obligations under this equipment financing agreement are solely obligations of Codexis and repayments are to be made solely from assets of Codexis.

Since inception we have received $155.6 million in funding from our collaborators and from government grants, which includes funding received by Verdia prior to its disposition and $3.3 million of deferred revenue from continuing operations to be recognized over the next two years. Approximately $123.9 million was received from our collaborators and $31.7 million was received from government funding. Assuming our research efforts for existing collaborations and grants from continuing operations continue for their full research terms, as of June 30, 2004 we had total committed funding of approximately $11.2 million remaining to be received over the next two years. Potential milestone payments from our existing collaborations from continuing operations could exceed $375 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain. In addition, on July 1, 2004 we received $64.0 million as proceeds from the sale of our agriculture segment, Verdia, Inc.

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

Discontinued Operations

Included in our results of operations is a loss from discontinued operations (formerly our agriculture segment) of $985,000 for the three months ended June 30, 2003, income from discontinued operations of $171,000 for the six months ended June 30, 2003 and a loss from discontinued operations of $1.2 million and $2.8 million for the three and six months ended June 30, 2004.

Collaborative research and development revenue from discontinued operations was $2.1 million and $6.2 million in the three and six months ended June 30, 2003 and was $1.3 million and $2.7 million in the three and six months ended June 30, 2004. Collaborative research and development revenue from related party from discontinued operations was $762,000 and $1.6 million in the three and six months ended June 30, 2003 and was $1.3 million and $2.5 million in the three and six months ended June 30, 2004. Grant revenue from discontinued operations was $151,000 and $311,000 in the three and six months ended June 30, 2003 and was $164,000 and $311,000 in the three and six months ended June 30, 2004.

Research and development expenses from discontinued operations were $3.2 million and $6.3 million in the three and six months ended June 30, 2003 and were $2.9 million and $6.2 million in the comparable periods of 2004. General and administrative expenses from discontinued operations were $283,000 and $625,000 in the three and six months ended June 30, 2003 and were $242,000 and $616,000 in the comparable periods of 2004.

Interest income and other, net from discontinued operations was $38,000 and $68,000 in the three and six months ended June 30, 2003 and was $14,000 and $32,000 in the comparable periods of 2004. Equity in net loss of joint venture from discontinued operations was $540,000 and $1.0 million in the three and six months ended June 30, 2003 and was $805,000 and $1.5 million in the comparable periods of 2004.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a loss applicable to common stockholders of $33.9 million in 2002 and $33.7 million in 2003. Our loss applicable to common stockholders for the six months ended June 30, 2004 was $23.7 million. As of June 30, 2004, we had an accumulated deficit of $218.4 million. Excluding the gain to be recorded from the sale of Verdia in the quarter ending September 30, 2004, we expect to incur net losses and negative cash flow from operating activities for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. The current difficult economic climate means that the current ability of biotechnology companies to raise capital is severely limited, particularly companies such as Maxygen without human therapeutic product in late clinical development. If we fail to raise sufficient funds, we may have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from collaborations, joint ventures and grants, will enable us to maintain our currently planned operations for at least the next twelve months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If adequate funds are not available, we will not be able to successfully execute our business plan.

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

We Do Not Completely Control Codexis, and Codexis May Make Decisions That Are Not in the Best Interests of Maxygen Stockholders.

Codexis operates as an independent subsidiary of Maxygen. While as of June 30, 2004 we owned 57% of Codexis, our representatives do not constitute a majority of the board of directors and thus we do not have control of the operating or other decisions of Codexis. The interests of Codexis and its stockholders may not always coincide with our interests or the interests of our stockholders. Since Maxygen is currently required to consolidate the financial statements of Codexis with its own financial statements, Codexis may enter into agreements or conduct its operations in a manner that could have a direct material adverse impact on our financial statements and results of operations. Since Maxygen and Codexis presently operate from shared facilities, Codexis could conduct its operations in a manner that adversely affects our business or reputation in the community and/or in the biotechnology industry, making it more difficult to operate in the community, secure additional alliances and maintain existing collaborations. This could have an adverse impact on our ability to conduct business.

We May Encounter Difficulties in Managing Our Operations. These Difficulties Could Increase Our Losses.

Our ability to manage our operations effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. These requirements were increased as a result of the increasing operational independence of Codexis and Verdia (prior to its sale). At present we provide a number of operational, financial and reporting services to Codexis and Verdia under services agreements. Such services agreements terminate in early 2005 and could lend to excess fixed cost administrative infrastructure. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may have access to inadequate information to manage our day-to-day operations. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and our ability to satisfy our obligations under collaboration agreements. This would reduce our revenue, increase our losses and harm our reputation in the marketplace.

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

Future changes in financial accounting standards, including the possibility that we will be required to expense all stock option grants and other stock-based compensation to employees, may cause adverse, unexpected earnings fluctuations and affect our financial position and results of operations. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Substantial Sales of Shares May Adversely Impact the Market Price of our Common Stock.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. Our common stock trading volume is low and thus the market price of our common stock is particularly sensitive to trading volume. Our low trading volume may also make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate. Significant sales of our common stock may adversely impact the then-prevailing market price of our common stock.

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

If the Public Rejects Genetically Engineered Products, There Will Be Lower Demand for Our Products.

The commercial success of our potential products will depend in part on public acceptance of the use of genetically engineered products; including drugs. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically engineered products may not gain public acceptance. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling laws or regulations, and could cause a decrease in the demand for our products.

The subject of genetically modified organisms has received negative publicity in Europe and the United States, which has aroused public debate. The adverse publicity could lead to greater regulation and trade restrictions on genetic research and the resultant products could be subject to greater domestic or international regulation. Such regulation and restrictions could cause a decrease in the demand for our products.

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

The development and regulatory process for human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials and most clinical trials do not result in a marketed product. In addition, due to the nature of human therapeutic research and development, the expected timing of product development and initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. This uncertainty may result in research delays and product candidate failures and clinical trial delays and failures. Such delays and failures could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.

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

Activists and terrorists have shown a willingness to injure people and damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Recent bombings in Emeryville, CA also show that biotechnology companies could be a specific target of certain groups. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean-up of any such releases could also be time consuming and costly.

Any significant interruptions in our ability to conduct our business operations or research and development activities could reduce our revenue and increase our expenses.

We Use Hazardous Chemicals and Radioactive and Biological Materials in Our Business. Any Claims Relating to Improper Handling, Storage or Disposal of These Materials Could Be Time Consuming and Costly.

Our research and development processes involve the controlled use and disposal of hazardous materials, including chemicals, infectious disease agents and radioactive and biological materials. Some of these materials may be novel, including viruses with novel properties and animal models for the study of viruses. Our operations also produce hazardous waste products. Some of our work also involves the development of novel viruses and viral animal models. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We believe that our current operations comply in all material respects with these laws and regulations. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or production efforts. We believe that our current operations comply in all material respects with applicable Environmental Protection Agency regulations.

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

We May Be Sued for Product Liability.

We may be held liable if any product we develop, or any product that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of chemical and pharmaceutical products. Although we intend in the future to obtain product liability insurance, we do not have such insurance currently. Any such insurance that we seek to obtain may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our products, our liability could exceed our total assets.

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile, and an Investment in Our Stock Could Decline in Value.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended June 30, 2004, the closing price of our common stock on the Nasdaq National Market ranged from $8.28 to $15.48. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our failure to meet our publicly announce revenue and/or expense projections and/or product development timetables;

•	adverse results or delays in preclinical development or clinical trials;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments in or challenges relating to patent or other proprietary rights; and

•	sales of our common stock or other securities in the open market.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation.

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously. See also Part II – Item 1 – Legal Proceedings.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 30% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the six months ended June 30, 2004. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2004 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the 309 defendant issuers and their insurers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by the Company as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs its “excess compensation claims” and certain other of its claims against the defendant underwriters as a result of the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to court approval, which cannot be assured. The Company believes that its portion of the tentative settlement of the litigation, if any, will be covered by existing insurance.

If the settlement is not accepted by the requisite number of defendants or if it does not receive court approval, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, the Company’s business would be significantly harmed.

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On May 8, 2004 we issued a total of 22,907 shares of our common stock to a total of four consultants in partial payment for consulting services rendered to us. There was no underwriter employed in connection with any of the above described transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 22, 2004. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the one management proposal was approved by the stockholders.

(a)	The stockholders reelected the six nominees for the Company’s Board of Directors:

Candidate	Shares Voted For Candidate	Shares Withheld
M.R.C. Greenwood	30,601,654	352,430
Russell J. Howard	30,618,793	335,291
Ernest Mario	30,168,736	785,348
Gordon Ringold	30,222,481	731,603
Isaac Stein	28,138,386	2,815,698
James R. Sulat	30,613,586	340,498

(b)	The stockholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004:

Shares voted for	30,693,540
Shares voted against	258,329
Shares abstaining	2,215
Broker non-votes	0

ITEM 5

OTHER INFORMATION

PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated balance sheet as of June 30, 2004 was derived from the unaudited balance sheet presented elsewhere in this report.

The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2003 is presented as if the sale of Verdia had been consummated on January 1, 2003 and excludes the gain on sale of discontinued operations of approximately $55.6 million that will be recorded by the Company during the quarter ending September 30, 2004. The historical results of the Company were derived from its consolidated statement of operations included in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003. The historical results of Verdia were derived from its unaudited December 31, 2003 statement of operations included in Maxygen’s consolidated results.

A pro forma condensed consolidated statement of operations for the six months ended June 30, 2004 has not been presented as the operating results of Verdia have been reflected in the results of the Company presented elsewhere in this report. The results of Verdia were derived from its unaudited June 30, 2004 statement of operations and included in Maxygen’s consolidated results as discontinued operations.

The unaudited pro forma condensed consolidated financial statements have been prepared by the Company management for illustrative purposes only and are not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had the Company divested Verdia during the specified periods. The pro forma adjustments are based on the information available at the time of the preparation of this report. The unaudited pro forma condensed consolidated financial statements, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with, the historical consolidated financial statements of the Company included in its Annual Report on Form 10-K for its year ended December 31, 2003 and the unaudited condensed historical consolidated financial statements of the Company included in this report.

There were material intercompany balances and transactions between Maxygen and Verdia. As of June 30, 2004 Verdia’s liability to Maxygen was $978,000.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

OF MAXYGEN, INC.

As of June 30, 2004

(In Thousands)

	As Reported Maxygen, Inc. Consolidated	Pro Forma Adjustments		Pro Forma Maxygen, Inc. Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$26,730	$64,000	(a)	$90,730
Short term investments	101,884	—		101,884
Other current assets	8,599	—		8,599
Assets of discontinued operations	4,007	(4,007	)(b)	—

Total current assets	141,220	59,993		201,213

Property and equipment, net	9,563	—		9,563
Goodwill and other intangible assets, net	12,192	—		12,192
Long-term investments	47,686	—		47,686
Other assets	2,330	—		2,330

Total assets	$212,991	$59,993		$272,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$11,245	$1,341	(c)	$12,586
Liabilities of discontinued operations	2,592	(2,592	)(d)	—
Long-term obligations	1,271	—		1,271

Minority Interest	21,710	—		21,710

Stockholders’ equity:
Common stock and additional paid-in capital	396,468	350	(e)	396,818
Deferred stock comp. and accumulated other comprehensive income (loss)	(1,923)	4	(f)	(1,919)
Accumulated deficit	(218,372)	5,334	(g)	(157,482)
		55,556	(h)

Total stockholders’ equity	176,173	61,244		237,417

Total liabilities and stockholders’ equity	$212,991	$59,993		$272,984

See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT

OF OPERATIONS OF MAXYGEN, INC.

For the Year Ended December 31, 2003

(In Thousands, Except per Share Data)

	As Reported Maxygen, Inc.	Less: Verdia	Pro Forma Maxygen, Inc.
Revenues:
Collaborative research and development revenue	$30,506	$(9,933)	$20,573
Collaborative research and development revenue from related party	3,723	(3,723)	—
Grant revenue	2,996	(714)	2,282

Total Revenue	37,225	(14,370)	22,855

Operating Expenses:
Research and development	56,869	(12,434)	44,435
General and administrative	12,594	(1,240)	11,354
Stock compensation expense	1,991	—	1,991
Amortization of goodwill and other intangible assets	698	—	698

Total operating expenses	72,152	(13,674)	58,478

Loss from operations	(34,927)	(696)	(35,623)
Interest income and other (expense), net	5,374	(121)	5,253
Equity in net loss of joint venture and minority investee	(2,903)	2,403	(500)

Loss from continuing operations	—	—	(30,870)
Loss from discontinued operations	—	1,586	(1,586)

Net loss	$(32,456)	—	$(32,456)
Subsidiary preferred stock accretion	(1,279)	—	(1,279)

Loss applicable to common stockholders	$(33,735)	—	$(33,735)

Basic and diluted loss per share:
Continuing operations	$—		$(0.89)
Discontinued operations	$—		$(0.05)
Applicable to common stockholders	$(0.98)		$(0.98)
Shares used in computing basic and diluted loss per share	34,519		34,519

See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

Pro Forma Adjustments

Pro forma adjustments for the balance sheet as of June 30, 2004 are necessary to reflect Maxygen’s balances excluding Verdia’s assets, liabilities and stockholders’ equity and including the cash received from Pioneer, the gain to be recorded by Maxygen, the income tax effect, the stock compensation related to option exercise as part of the transaction and the transaction costs as if the transaction was completed on June 30, 2004.

Pro forma adjustments for the statement of operations for the year ended December 31, 2003 are necessary to reflect Maxygen’s results of operations excluding Verdia and do not include the extraordinary gain on the disposition of Verdia which the Company will record in the quarter ended September 30, 2004.

The pro forma adjustments included in the unaudited pro forma condensed consolidated financial statements are as follows:

(a) Cash proceeds from sale of Verdia to Pioneer

(b) Verdia’s net assets

(c) Estimated income tax expense of $921,000 and transaction costs of $420,000

(d) Verdia’s net liabilities

(e) Stock compensation related to option exercises as part of the transaction

(f) Accumulated other comprehensive income (loss) of Verdia’s held for sale securities

(g) Verdia’s accumulated deficit

(h) Maxygen’s estimated gain on the sale of Verdia

PRE-APPROVAL OF NON-AUDIT SERVICES

During the three month period ended June 30, 2004, the Audit Committee of the Board of Directors approved the following non-audit service to be performed by Ernst & Young LLP: assistance and consultation regarding the availability of tax losses in connection with the sale of Verdia.

The Audit Committee has determined that the rendering of the non-audit service described above by Ernst & Young LLP is compatible with maintaining the auditor’s independence.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2004

On April 27, 2004 Maxygen filed a report on Form 8-K (items 7 and 12), attaching thereto a press release reporting its first quarter earnings.

On May 7, 2004 Maxygen filed a report on Form 8-K (item 11), reporting a temporary suspension of trading under its employee benefits plans.

On June 3, 2004 Maxygen filed a report on Form 8-K (item 5), attaching thereto a press release reporting entry into an agreement to sell its agriculture subsidiary, Verdia, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 6, 2004	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

August 6, 2004	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer