Form 10-Q
period 2004-09-30
MAXYGEN INC
filed 2004-11-08
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, there were 35,354,416 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

This report and the disclosures herein include, on a consolidated basis, the continuing business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd., as well as its majority-owned subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary. The operations of Verdia, Inc. prior to its sale on July 1, 2004 are reflected as discontinued operations.

We make available on our website all reports filed with the Securities and Exchange Commission, including our reports on Form 10-K, 10-Q and 8-K, as soon as reasonably practicable after they have been filed. Our website is located at www.maxygen.com. Information contained on our website is not a part of this report.

Maxygen is a registered trademark, and MolecularBreeding is a trademark, of Maxygen, Inc. Codexis is a trademark of Codexis, Inc. Verdia is a trademark of Verdia, Inc. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2003	September 30, 2004
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,353	$47,826
Short-term investments	91,116	186,820
Accounts receivable and other receivables	3,528	3,783
Due from Verdia	1,442	—
Prepaid expenses and other current assets	4,868	5,418
Assets of discontinued operations	7,316	—

Total current assets	129,623	243,847
Property and equipment, net	11,509	8,908
Goodwill	12,192	12,192
Long-term investments	79,399	6,912
Deposits and other long-term assets	1,346	2,501

Total assets	$234,069	$274,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$2,232
Accrued compensation	2,439	5,256
Other accrued liabilities	1,904	2,082
Deferred revenue	4,776	4,103
Current portion of equipment financing obligations	55	446
Liabilities of discontinued operations	3,126	—

Total current liabilities	13,899	14,119
Deferred revenue	695	1,500
Non-current equipment financing obligations	—	1,497
Other long-term liabilities	41	25
Minority interest	21,210	31,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and September 30, 2004	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 34,909,799 and 35,335,984 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	3	3
Additional paid-in capital	394,966	397,292
Deferred stock compensation	(251)	—
Accumulated other comprehensive loss	(1,366)	(1,610)
Accumulated deficit	(195,128)	(170,398)

Total stockholders’ equity	198,224	225,287

Total liabilities and stockholders’ equity	$234,069	$274,360

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Collaborative research and development revenue	$4,633	$3,451	$15,846	$11,087
Grant revenue	419	474	1,578	1,267

Total revenues	5,052	3,925	17,424	12,354
Operating expenses:
Research and development	10,974	14,428	32,442	37,041
General and administrative	2,412	3,670	8,156	9,950
Stock compensation expense (1)	404	65	1,865	347
Amortization of goodwill and other intangible assets	126	—	698	—

Total operating expenses	13,916	18,163	43,161	47,338

Loss from operations	(8,864)	(14,238)	(25,737)	(34,984)
Interest income and other (expense), net	1,029	1,015	3,789	2,286
Equity in losses of minority investee	(231)	—	(231)	(1,000)

Loss from continuing operations	(8,066)	(13,223)	(22,179)	(33,698)
Discontinued operations:
Loss from discontinued operations	(871)	—	(699)	(2,769)
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	61,197	—	61,197

Net income (loss) from discontinued operations	(871)	61,197	(699)	58,428

Net income (loss)	(8,937)	47,974	(22,878)	24,730
Subsidiary preferred stock accretion	(319)	(250)	(957)	(750)

Income (loss) applicable to common stockholders	$(9,256)	$47,724	$(23,835)	$23,980

Basic and diluted income (loss) per share:
Continuing operations	$(0.23)	$(0.38)	$(0.65)	$(0.96)
Discontinued operations	$(0.03)	$1.74	$(0.02)	$1.67
Applicable to common stockholders	$(0.27)	$1.35	$(0.69)	$0.68

Shares used in per share calculations:
Basic and diluted	34,667	35,236	34,338	35,082

(1)	Stock compensation expense related to the following:

Research and development	$286	$50	$1,419	$288
General and administrative	118	15	446	59

	$404	$65	$1,865	$347

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2003	2004
Operating activities
Loss from continuing operations	$(22,179)	$(33,698)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,669	4,636
Amortization of intangible assets	698	—
Equity in losses of minority investee	—	1,000
Non-cash stock compensation	1,828	538
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	710	535
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(122)	(255)
Prepaid expenses and other current assets	314	(333)
Deposits and other assets	(194)	(1,155)
Accounts payable	303	633
Accrued compensation	1,511	2,817
Other accrued liabilities	(1,502)	162
Deferred revenue	464	132

Net cash used in operating activities	(13,500)	(24,988)

Investing activities
Purchases of available-for-sale securities	(151,689)	(104,678)
Maturities of available-for-sale securities	141,714	80,939
Investment in minority investee	—	(1,000)
Acquisition of property and equipment	(3,023)	(1,964)
Proceeds from the sale of Verdia	—	62,616

Net cash provided by (used in) investing activities	(12,998)	35,913

Financing activities
Repayments under equipment financing obligation	(540)	(299)
Borrowings under equipment financing obligation	—	2,187
Equity adjustment from foreign currency translation	(178)	(8)
Minority investment	(69)	9,972
Proceeds from issuance of common stock	1,785	2,254

Net cash provided by financing activities	998	14,106

Cash provided from (used for) discontinued operations	(675)	1,442

Net increase (decrease) in cash and cash equivalents	(26,175)	26,473
Cash and cash equivalents at beginning of period	58,600	21,353

Cash and cash equivalents at end of period	$32,425	$47,826

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2004, and for the three months and nine months ended September 30, 2003 and September 30, 2004 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On June 2, 2004, the Company agreed to sell Verdia, Inc. (its wholly-owned subsidiary) to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. This transaction closed on July 1, 2004 (see Notes 7 and 8). The Company has reclassified the operating results of Verdia to discontinued operations in the Consolidated Financial Statements for the three months and nine months ended September 30, 2003 and September 30, 2004 as a result of the Company’s sale of Verdia. The assets, liabilities and results of operations and cash flows of Verdia. have been reported separately as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as its majority-owned subsidiary, Codexis, Inc.

The Company’s ownership in Codexis was 51.4% as of September 30, 2004, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company records minority interest in the Condensed Consolidated Balance Sheets to account for the ownership interest of the minority owners of Codexis.

On September 13, 2002, Codexis sold $15 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of series B convertible preferred stock to unrelated investors. On July 26, 2004, Codexis sold $10 million of series C convertible preferred stock to Pfizer. Series B convertible preferred stock included a redemption provision, which provided that the holders of at least a majority of the outstanding shares of series B convertible preferred stock (excluding the Series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the Series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of Series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $957,000 and $750,000 for the nine months ended September 30, 2003 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Condensed Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Condensed Consolidated Balance

Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of series B convertible preferred stock outstanding at September 30, 2004, and the total redemption value of these outstanding shares was $27.5 million at September 30, 2004; the total redemption value less the redemption value relating to Maxygen’s shares is reflected as minority interest on the Condensed Consolidated Balance Sheets.

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

The Company receives royalties from licensees, which are typically based on third-party sales of licensed products or use of licensed technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

The Company has been awarded grants from the Defense Advanced Research Projects Agency (“DARPA”), National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command for various research and development projects. The terms of each of these grant agreements are three years with various termination dates, the last of which is August 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Income (Loss) per common share

Basic and diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Income (loss) applicable to common stockholders	$(9,256)	$47,724	$(23,835)	$23,980

Basic and diluted:
Weighted-average shares of common stock outstanding	34,822	35,236	34,611	35,084
Less: weighted-average shares subject to repurchase	(155)	—	(273)	(2)

Weighted-average shares used in computing basic and diluted income (loss) per share	34,667	35,236	34,338	35,082

Basic and diluted income (loss) per common share	$(0.27)	$1.35	$(0.69)	$0.68

In accordance with FAS 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted income (loss) per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted income (loss) per share, prior to application of the treasury stock method for options, was 9,970,309 at September 30, 2003 and 9,260,210 at September 30, 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month and nine month periods ended September 30, 2003 and September 30, 2004 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss)	$(8,937)	$47,974	$(22,878)	$24,730
Changes in unrealized gain (loss) on securities available-for-sale	39	194	(45)	(521)
Changes in foreign currency translation adjustments	(88)	60	(386)	277

Comprehensive income (loss)	$(8,986)	$48,228	$(23,309)	$24,486

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2003	September 30, 2004
Unrealized gains on securities available-for-sale	$200	$5
Unrealized losses on securities available-for-sale	(82)	(408)
Foreign currency translation adjustments	(1,484)	(1,207)

Accumulated other comprehensive loss	$(1,366)	$(1,610)

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

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a statement titled “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method.

The Company currently applies the recognition and measurement principles of APB Opinion No. 25. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required to be disclosed in the footnotes to the Company’s financial statements by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, as if the Company had accounted for the employee stock options under the fair value method of that statement.

On October 13, 2004, the FASB concluded that the statement would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB currently plans to issue a final statement on or around December 15, 2004. When the Company adopts the new statement, if it is approved by the FASB as anticipated, the Company will have to recognize substantially more compensation expense. This could have a material adverse impact on the Company’s results of operations.

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

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, using the Black-Scholes option-pricing model, to determine stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss), as reported	$(8,937)	$47,974	$(22,878)	$24,730
Add: Stock based employee compensation cost included in the determination of net loss, as reported	381	59	1,811	237
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(4,630)	(1,639)	(10,303)	(6,847)

Pro forma net income (loss)	$(13,186)	$46,394	$(31,370)	$18,120

Net income (loss) per common share
Basic and diluted	$(0.26)	$1.36	$(0.66)	$0.70

Basic and diluted – pro forma	$(0.38)	$1.32	$(0.91)	$0.52

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during the three months ended September 30, 2003 and 2004 were $5.31 and $4.72 per share, respectively and for the nine months ended September 30, 2003 and 2004 were $4.30 and $4.89 per share, respectively.

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of September 30, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$30,352	$—	$—	$30,352
Corporate bonds	144,104	—	(387)	143,717
Commercial paper	46,627	4	(4)	46,627
Government bonds	20,878	1	(17)	20,862

Total	241,961	5	(408)	241,558
Less amounts classified as cash equivalents	(47,826)	—	—	(47,826)

Total investments	$194,135	$5	$(408)	$193,732

Realized gains or losses on the sale of available-for-sale securities for the three month and nine month periods ended September 30, 2003 and September 30, 2004 were insignificant.

At September 30, 2004, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$187,185	$186,820
Due after one year	6,950	6,912

	$194,135	$193,732

3. Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. To date, the Company has only entered into foreign currency forward exchange contracts generally expiring within fifteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. To date, foreign currency contracts are denominated in Danish kroner. At September 30, 2004, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.7 million.

4. Collaborative Agreements

Pfizer

On July 26, 2004, Codexis entered into a multi-year collaborative research agreement and a license agreement with Pfizer to discover and develop biocatalysts, and associated processes that use such biocatalysts, in the manufacture of pharmaceutical products for Pfizer. Under the terms of these agreements, Pfizer provided Codexis an upfront technology access fee and will provide research funding over a multi-year period. Codexis is also eligible to receive milestone payments, a license fee in the event that Pfizer exercises its option to acquire a non-exclusive worldwide license to certain Codexis gene shuffling technologies, and royalties.

Concurrent with the execution of the multi-year collaborative research agreement and the license agreement, Codexis and Pfizer also entered into a stock purchase agreement in which Pfizer purchased from Codexis Series C convertible preferred stock for net proceeds of approximately $10 million. With the Pfizer investment, Maxygen’s ownership of Codexis was reduced to 51.4%.

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

6. Segment Information

For the period ended September 30, 2003 the Company had four reportable segments: human therapeutics, chemicals, agriculture and all other. However, later in 2003 the Company reorganized into three segments - human therapeutics, chemicals and agriculture. On July 1, 2004 the Company disposed of its agriculture segment (see Notes 7 and 8). The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1.

Segment Loss

During the period ended September 30, 2003 the Company evaluated the performance of its operating segments without considering the effects of net interest income and other (expense), amortization of intangibles and stock compensation expense, all of which were managed by corporate headquarters. Later in 2003 the Company began to evaluate its segments on a standalone, fully allocated, basis. Therefore the segment loss for the three and nine months ended September 30, 2003 have been adjusted to be consistent with the 2003 reorganization. Corporate administrative costs are generally allocated based on headcount.

(in thousands)	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
Three months ended September 30, 2003

Segment loss	$(5,699)	$(2,635)	$(8,334)
Stock compensation	(404)	—	(404)
Amortization of intangibles	(126)	—	(126)
Interest income and other (expense), net	964	65	1,029
Equity in losses of minority investee	(231)	—	(231)

Loss from continuing operations	(5,496)	(2,570)	(8,066)
Subsidiary preferred stock accretion	—	(319)	(319)

Loss applicable to common stockholders – continuing operations	$(5,496)	$(2,889)	$(8,385)

Three months ended September 30, 2004
Segment loss	$(10,941)	$(3,232)	$(14,173)
Stock compensation	(58)	(7)	(65)
Interest income and other (expense), net	982	33	1,015

Loss from continuing operations	(10,017)	(3,206)	(13,223)
Subsidiary preferred stock accretion	—	(250)	(250)

Loss applicable to common stockholders – continuing operations	$(10,017)	$(3,456)	$(13,473)

(in thousands)	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
Nine months ended September 30, 2003

Segment loss	$(18,526)	$(4,648)	$(23,174)
Stock compensation	(1,865)	—	(1,865)
Amortization of intangibles	(698)	—	(698)
Interest income and other (expense), net	3,555	234	3,789
Equity in losses of minority investee	(231)	—	(231)

Loss from continuing operations	(17,765)	(4,414)	(22,179)
Subsidiary preferred stock accretion	—	(957)	(957)

Loss applicable to common stockholders – continuing operations	$(17,765)	$(5,371)	$(23,136)

Nine months ended September 30, 2004
Segment loss	$(24,977)	$(9,660)	$(34,637)
Stock compensation	(324)	(23)	(347)
Interest income and other (expense), net	2,209	77	2,286
Equity in minority interests	(1,000)	—	(1,000)

Loss from continuing operations	(24,092)	(9,606)	(33,698)
Subsidiary preferred stock accretion	—	(750)	(750)

Loss applicable to common stockholders – continuing operations	$(24,092)	$(10,356)	$(34,448)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. The following table presents revenues for each reporting segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Human therapeutics	$3,694	$2,575	$10,684	$8,968
Chemicals	1,358	1,350	6,740	3,386

Total revenue – continuing operations	$5,052	$3,925	$17,424	$12,354

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2003	September 30, 2004
Human therapeutics	$206,455	$248,735
Chemicals	20,298	25,625

Total assets – continuing operations	$226,753	$274,360

7. Discontinued Operations

On July 1, 2004 the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash, less estimated income taxes and transaction costs of $1.4 million. Results of discontinued operations provided below reflect the results of Verdia until and including July 1, 2004.

Summarized balance sheet information for the discontinued operations as of December 31, 2003 is as follows (in thousands):

December 31, 2003
ASSETS
Current assets	$5,555
Property and equipment, net	935
Deposits and other assets	826

Assets of discontinued operations	$7,316

LIABILITIES
Current liabilities	$2,949
Other liabilities	177

Liabilities of discontinued operations	$3,126

Summary operating results for the discontinued operations through the date of disposition are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Collaborative research and development revenue	$2,056	$—	$8,237	$2,721
Collaborative research and development revenue from related party	1,143	—	2,764	2,454
Grant revenue	250	—	560	311

Total revenues	3,449	—	11,561	5,486
Operating expenses:
Research and development	3,325	—	9,668	6,165
General and administrative	281	—	905	616

Total operating expenses	3,606	—	10,573	6,781

Income (loss) from operations of discontinued operations	(157)	—	988	(1,295)
Interest income and other, net	28	—	96	32
Equity in net loss of joint venture	(742)	—	(1,783)	(1,506)

Income (loss) from discontinued operations	$(871)	$—	$(699)	$(2,769)

Verdia’s investment in its joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which Verdia had an equity interest of 50% as of July 1, 2004 was accounted for under the equity method of accounting. As a result of the Company’s sale of Verdia on July 1, 2004, Verdia’s portion of the DeltaMax loss as of July 1, 2004 is included in the income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations and Verdia’s investment in DeltaMax as of December 31, 2003 is included in the assets of discontinued operations on the Condensed Consolidated Balance Sheets.

8. Sale of Verdia

On July 1, 2004, the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash, less estimated income taxes and transaction costs of $1.4 million. The operating results of Verdia have been reclassified as discontinued operations for all periods presented (see Note 7). The Company has recorded a gain from the sale of Verdia as follows (in thousands):

Cash received from sale	$64,000
Less: Basis in Verdia	(1,419)
Less: Estimated income tax expense	(921)
Less: transaction costs:
Compensation related expense	(325)
Legal, accounting and other fees and expenses	(138)

Gain on sale of discontinued operations	$61,197

9. Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2004.

10. Equipment Financing

In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires on March 31, 2005. The equipment loans will be repaid over 48 months from the date of each drawdown at an interest rate tied to the prime lending rate at the time of each drawdown. The loans are secured by the related equipment. In connection with this financing agreement, Codexis issued to the financing company, a warrant to purchase 46,176 shares of Codexis’ common stock at $0.40 per share. As of September 30, 2004 Codexis had outstanding loan balances totaling $1.9 million. Any obligations under this equipment financing agreement are solely obligations of Codexis and repayments are to be made solely from assets of Codexis.

At September 30, 2004, Codexis’ future minimum principal payments under the equipment financing arrangements were as follows (in thousands):

For the quarter ending December 31, 2004	$106

Year ending December 31,
2005	$457
2006	501
2007	550
2008	329

$1,837

11. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates in 2005 through 2011. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates in 2005 through 2006.

Minimum annual commitments under operating leases and material contracts are as follows (in thousands):

For the quarter ending December 31, 2004	$2,999

Year ending December 31,
2005	$9,101
2006	1,860
2007	1,153
2008	893
2009	916
Thereafter	1,019

$14,942

Forward Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	product and product candidate development timetables;

•	future revenues;

•	expected research and development expenses;

•	anticipated administrative and general expenses;

•	forecasted dates of expected regulatory filings; and

•	operational and legal risks.

We believe it is important to communicate our expectations to our current and prospective investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Since risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions you should not place undue reliance on any forward-looking statement. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors That May Affect Results of Operations and Financial Condition,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Although we believe that the expectations reflected in the forward-looking statements made in this report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Further, any forward-looking statement speaks only as of the date upon which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date upon which the statement is made, or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our business model focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with partners. We currently have four next-generation protein therapeutic leads in pre-clinical development. The four lead product candidates seek to address significant opportunities and deficiencies in first-generation marketed protein products. The four product candidates are: an optimized alpha interferon for the treatment of hepatitis C virus infection, partnered with Roche; an optimized gamma interferon for the treatment of idiopathic pulmonary fibrosis and other indications, partnered with InterMune; and two leads to which we retain all rights: an optimized beta interferon for the treatment of indications that may include multiple sclerosis, cancer or stroke; and an optimized G-CSF for the treatment of neutropenia.

The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business.

In additional to our focus in human therapeutics, we established two industrial subsidiaries. Our majority-owned subsidiary Codexis focuses on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry. Codexis now has five processes operating at commercial scale, each process generating royalty payments from partners. Codexis also has over 15 potential products and processes in development with partners or in its own research and development pipeline. On July 1, 2004 we completed the sale of Verdia, our agriculture subsidiary, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million, less estimated income taxes and transaction costs of $1.4 million.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical, agriculture and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our dependence on collaborative partner funding to advance our products and business to an increased focus on internal product development in order to capture more of the potential value resulting from our efforts. We believe that this is an important step in building long-term value in Maxygen. Our continuing operations consist of results of Maxygen, Inc. and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as our majority-owned subsidiary, Codexis, Inc. Consistent with our strategic shift, revenue from continuing operations from strategic alliances and government grants decreased from $28.7 million in 2002 to $22.9 in 2003. Our revenues from continuing operations for the nine months ended September 30, 2003 were $17.4 million, compared to $12.4 million during the nine months ended September 30, 2004. We anticipate that our revenue from continuing operations from strategic alliances and government grants will continue to decrease in 2004 as compared to 2003, to approximately $15 million to $20 million.

We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $241.6 million as of September 30, 2004. Of this amount, $19.5 million is held by Codexis, leaving a balance of approximately $222.1 million for our therapeutics business.

We have incurred significant losses since our inception. As of September 30, 2004, our accumulated deficit was $170.4 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for the nine months ended September 30, 2004 were $37.0 million compared to $32.4 million during the nine months ended September 30, 2003. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month and nine-month periods ended September 30, 2004 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Deferred Compensation

In connection with the grant of stock options to employees before our initial public offering (“IPO”), we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders’ equity and were amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants, which are split between research and development expense and general and administrative expense, as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Research and development	$144	$44	$514	$178
General and administrative	118	15	446	59

Total deferred compensation amortization	$262	$59	$960	$237

We have now fully amortized to expense all deferred compensation relating to pre-IPO grants of stock options to employees. Stock compensation expense in connection with the grant of stock options to consultants for the three and nine months ended September 30, 2003 and 2004 was insignificant.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount was amortized over the remaining vesting period of the options, of which $8,000 was expensed in the nine months ended September 30, 2003. No amount was expensed in the three months ended September 30, 2003 or the three or nine months ended September 30, 2004 as the amount was fully amortized to expense in April 2003. Also in connection with the Maxygen ApS acquisition, Maxygen shares were exchanged for Maxygen ApS shares. For the shares exchanged that had a right of repurchase, we recorded deferred compensation of $13.1 million. This amount was amortized to expense over a three-year graded vesting period. A total of $121,000 was recognized as expense for the three months ended September 30, 2003 and $844,000 was expensed in the nine months ended September 30, 2003. No amount was expensed in the three or nine months ended September 30, 2004 as the amount was fully amortized to expense during 2003.

Results of Operations

Revenues

Our total revenues from continuing operations were $5.1 million and $17.4 million in the three and nine months ended September 30, 2003 and were $3.9 million and $12.4 million in the comparable periods of 2004. The net decrease in collaborative research and development revenue of $1.2 million between the three month period ended September 30, 2003 and the three month period ended September 2004 was primarily due to a decrease in partner funding as the funded research terms of Maxygen’s collaborations with Lundbeck and ALK-Abelló A/S, and Codexis’ collaboration with Chevron, wound down on schedule, partially offset by additional revenue from Codexis’ collaboration with Pfizer, which commenced in the third quarter of 2004. The net decrease in collaborative research and development revenue of $5.0 million for the nine month periods is primarily due to a decrease in partner funding as the funded research terms of Maxygen’s collaborations with Lundbeck and ALK-Abelló A/S wound down on schedule, and the receipt by Codexis in the first quarter of 2003 of a $2.5 million payment from Hercules to terminate its collaboration agreement with Codexis, partially offset by additional revenue from Maxygen’s collaboration with Roche, which commenced in the third quarter of 2003. Codexis has no ongoing obligations related to the payment received from Hercules. The increase in grant revenue during the three months ended September 30, 2004 primarily reflects an increase in external grant related activity. The decrease in grant revenue during the nine months ended September 30, 2004 primarily reflects the decrease in activity on our existing grant projects. In 2004, we expect our consolidated revenue from continuing operations to be approximately $15 million to $20 million, consisting of collaboration revenue, grant revenue and royalties on partner sales of products incorporating our technologies.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis are shown as Maxygen’s chemicals segment. The following table presents revenues for each operating segment (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Human therapeutics	$3,694	$2,575	$10,684	$8,968
Chemicals	1,358	1,350	6,740	3,386

Total revenue	$5,052	$3,925	$17,424	$12,354

The decrease in revenue for our human therapeutics segment between the three month periods ended September 30, 2003 and 2004, respectively, primarily reflects the scheduled winding down of the funded research term of our collaborations with Lundbeck and ALK-Abelló A/S. The decrease in revenue for our human therapeutics segment for the nine month periods primarily reflects the scheduled winding down of the funded research term of our collaborations with Lundbeck and ALK-Abelló A/S, partially offset by additional revenue from our collaboration with Roche, which commenced in the third quarter of 2003. Revenue for our human therapeutics segment for the next several quarters is expected to decline as we continue to implement our strategy of concentrating on internally funded research and development and reduce our dependence on partner funded research and development.

The decrease in revenue for our chemicals segment (Codexis) between the three month periods ended September 30, 2003 and 2004, respectively, primarily reflects a decrease in partner funding as the funded research term of Codexis’ collaboration with Chevron wound down on schedule, partially offset by additional revenue from Codexis’ collaboration with Pfizer, which commenced in the third quarter of 2004. The decrease in revenue for our chemicals segment (Codexis) between the nine month periods ended September 30, was primarily due to the termination of the Hercules collaboration in the first quarter of 2003 and the receipt in 2003 of a $2.5 million payment from Hercules to terminate the collaboration, partially offset by additional revenue in 2004 from Codexis’ collaborations with Sandoz and Pfizer. Codexis has no ongoing obligations related to the Hercules payment.

Research and Development Expenses

We do not generally track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on full-time equivalent effort, that the percentage of research and development efforts (as measured in hours incurred, which approximates costs excluding manufacturing costs of clinical trials materials) undertaken for continuing operations for collaborative projects funded by our collaborators and government grants was 31% and 28% for the three and nine months ended September 30, 2003 and was 26% and 25% for the comparable periods in 2004. The decreased percentage of efforts on collaborative projects funded by our collaborators and government grants reflects scheduled reduced efforts in the Lundbeck and ALK-Abelló A/S collaborations and the termination of the Hercules collaboration, partially offset by the commencement of the Roche collaboration and Codexis’ Pfizer collaboration. The percentage of research effort (as measured by hours incurred, which approximates costs) undertaken for continuing operations for our own internally funded research projects was 69% and 72% for the three and nine months ended September 30, 2003 and was 74% and 75% for the comparable periods in 2004.

Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Superior, or less expensive and equally effective, products may also be developed by our competitors. Chemical product candidates or processes may be found ineffective, product candidates may cause undesirable side effects or may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition”. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, research consultants, external collaborative research expenses, supplies, depreciation of facilities, manufacturing costs of clinical trials materials, and laboratory equipment. Research and development expenses for continuing operations increased from $11.0 million and $32.4 million in the three and nine months ended September 30, 2003 to $14.4 million and $37.0 million in the comparable periods of 2004. The increase in research and development expenses for continuing operations between the three and nine month periods relates to increased expenditures associated with the development of our product candidates, including the manufacture of product candidates in preparation for clinical trials. Stock compensation expense related to research and development for continuing operations was $286,000 and $1.4 million for the three and nine months ended September 30, 2003 and was $50,000 and $288,000 for the comparable periods of 2004. The decrease in stock compensation expenses was primarily the result of the completion of amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 and the deferred compensation related to the Maxygen ApS acquisition. These items of deferred compensation were fully amortized to expense in 2003. In addition, the decrease in stock compensation expenses includes a decrease in amortization of deferred compensation related to pre-IPO grants of stock options to our employees. These items of deferred compensation were fully amortized to expense in the third quarter of 2004.

We expect research and development expenses for continuing operations to increase during the balance of 2004 as we increase our efforts on internally funded projects and focus on development of our product candidates, including the manufacture of product candidates in preparation for clinical trials. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our human therapeutic product candidates into clinical trials. To the extent we out-license our human therapeutic product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses for continuing operations may be delayed, reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our human therapeutic product candidates against maintaining adequate cash resources for our continuing operations.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal and accounting. General and administrative expenses for continuing operations increased from $2.4 million and $8.2 million for the three and nine months ended September 30, 2003 to $3.7 million and $10.0 million in the comparable periods of 2004. The increase in total general and administrative expenses for continuing operations is primarily due to increases in professional fees, regulatory compliance costs and improvements to infrastructure.

We expect general and administrative expenses for continuing operations for the remainder of 2004 will increase modestly as a result of increased professional fees and regulatory compliance costs.

Amortization of Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Upon adoption of SFAS 142 in January 2002, we stopped amortizing goodwill and assembled workforce. However, we continued to amortize the purchased core technology over its three year useful life. Such technology was fully amortized to expense in September 2003.

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities net of interest expense on our equipment leases and currency transaction gains or losses. Interest income and other (expense), net for continuing operations remained constant at $1.0 million for the three months ended September 30, 2003 and September 30, 2004. Interest income and other (expense), net for continuing operations decreased from $3.8 million in the nine months ended September 30, 2003 to $2.3 million in the nine months ended September 30, 2004. The decrease in the nine month periods was due to lower average balances of cash, cash equivalents and marketable securities and foreign exchange transactions related to the funding of our Danish subsidiary Maxygen ApS, which include a $237,000 foreign currency gain in the three months ended September 30, 2003, a $93,000 foreign currency gain in the three months ended September 30, 2004, a $1.1 million foreign currency gain in the nine months ended September 30, 2003 and a $84,000 foreign currency loss in the nine months ended September 30, 2004.

Equity in Losses of Minority Investee

Included in our results of operations is equity in losses of minority investee reflecting our share of the net loss of Avidia Research Institute. Avidia Research Institute was formed in July 2003 and is being accounted for under the equity method of accounting. In June 2004, we provided a $1.0 million loan to Avidia. This loan will be converted into equity of Avidia upon a future sale of Avidia equity securities. The loan has an interest rate of 3% per annum. As of September 30, 2004, we had recorded losses equal to our investment basis in Avidia, which includes the $1.0 million loan to Avidia in June 2004. We do not currently expect to record any additional losses from Avidia in 2004. Maxygen is not obligated to further fund Avidia’s operating losses. The equity in losses of minority investee was $231,000 during the three and nine month periods ended September 30, 2003. Equity in losses of minority investee was $1.0 million for the nine month period ended September 30, 2004. There were no such equity in losses in minority investee during the three month period ended September 30, 2004.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis Series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of Series B convertible preferred stock to unrelated investors. Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of Series B convertible preferred stock (excluding the Series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the Series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of Series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the Series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $319,000 and $957,000 for the three and nine months ended September 30, 2003 and $250,000 and $750,000 for the three and nine months ended September 30, 2004. The accretion is recorded as subsidiary preferred stock accretion on the Condensed Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

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

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a statement titled “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method.

We currently apply the recognition and measurement principles of APB Opinion No. 25. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required to be disclosed in the footnotes to our financial statements by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, as if we had accounted for our employee stock options under the fair value method of that statement.

On October 13, 2004, the FASB concluded that the statement would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB currently plans to issue a final statement on or around December 15, 2004. When we adopt the new statement, if it is approved by the FASB as anticipated, we will have to recognize substantially more compensation expense. This could have a material adverse impact on our results of operations.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and committed research and development funding from collaborators and government grants totaling approximately $180.7 million. In addition, on July 1, 2004 we received $64.0 million in cash as proceeds, less estimated income taxes and transaction costs of $1.4 million, from the sale of our agriculture segment, Verdia. Our majority-owned subsidiary, Codexis, also has received $35 million from private placements of its equity securities, $30 million from third party investors and $5 million from Maxygen. As of September 30, 2004, we had $241.6 million in cash, cash equivalents and marketable securities. This includes $19.5 million of which may only be used for Codexis operations.

Net cash used in operating activities for continuing operations was $13.5 million for the nine months ended September 30, 2003 and was $25.0 million for the nine months ended September 30, 2004. Uses of cash in operating activities for continuing operations were principally to fund operating losses. The increase in cash used in operating activities for continuing operations primarily relates to increased expenditures during the nine months ended September 30, 2004 relating to advancing product candidates into manufacturing and toward clinical trials, lower interest income during the nine months ended September 30, 2004, increased equity in losses of minority investee during the nine months ended September 30, 2004 and a smaller net loss for the nine months ended September 30, 2003, due partially to a one-time non-recurring $2.5 million payment from Hercules to terminate its collaborative agreement with Codexis recognized as revenue in the first quarter of 2003.

Net cash used in investing activities for continuing operations was $13.0 million for the nine months ended September 30, 2003 and net cash provided by investing activities for continuing operations was $35.9 million for the nine months ended September 30, 2004. The cash used in investing activities for continuing operations during the nine months ended September 30, 2003 primarily represented purchases of available-for-sale securities net of the maturities of available-for-sale securities and additions of property and equipment of $3.0 million. Cash provided by investing activities for continuing operations during the nine months ended September 30, 2004 relates primarily to the cash received from the sale of Verdia of $62.6 million offset by purchases of available-for-sale securities net of maturities of available-for-sale securities of $23.7 million, investment in Avidia of $1.0 million and purchases of property and equipment of $1.9 million. The majority of the additions of property and equipment for the nine months ended September 30, 2004 relates to Codexis’ investment in its manufacturing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We expect to use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided for continuing operations by financing activities was $998,000 for the nine months ended September 30, 2003 and was $14.1 million for the nine months ended September 30, 2004. The cash provided for continuing operations during the nine months ended September 30, 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees, partially offset by payments on equipment financing obligations. The cash provided for continuing operations during the nine months ended September 30, 2004 was primarily related to Codexis’ receipt of $10 million from a private placement of its equity securities by Pfizer, the proceeds of $2.2 million from equipment loans entered into by Codexis and the proceeds of $2.2 million from the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires on March 31, 2005. The equipment loans will be repaid over 48 months from the date of each drawdown at an interest rate tied to the prime lending rate at the time of each drawdown. The loans are secured by the related equipment. In connection with this loan agreement, Codexis issued to the lender, a warrant to purchase 46,176 shares of Codexis’ common stock at $0.40 per share. As of September 30, 2004 Codexis had outstanding loan balances totaling $1.9 million. Any obligations under this equipment financing agreement are solely obligations of Codexis and repayments are to be made solely from assets of Codexis.

Cash used for discontinued operations was $675,000 for the nine months ended September 30, 2003. Cash provided from discontinued operations was $1.4 million for the nine months ended September 30, 2004. The changes in cash provided from (used for) discontinued operations relate to the amounts owed to Maxygen from Verdia for services provided to Verdia by Maxygen and reimbursement to Maxygen for payments made on behalf of Verdia. The cash used for discontinued operations for the nine months ended September 30, 2003 relates to an increase in the services provided to Verdia and reimbursement to Maxygen for payments made on behalf of Verdia over the nine months. The cash provided for discontinued operations for the nine months ended September 30, 2004 relates to Verdia’s final payment for services provided by Maxygen and reimbursement to Maxygen for payments made on behalf of Verdia prior to the sale of Verdia to Pioneer Hi-Bred International, Inc.

Since inception we have received $159.6 million of cash from our collaborators and from government grants, which includes $55.5 million of funding received by Verdia, our agriculture subsidiary and sole component of our agriculture segment, prior to its disposition, and $5.1 million of deferred revenue from continuing operations to be recognized over the next two years. Approximately $127.7 million was received from our collaborators and $32.0 million was received from government funding. Assuming our research efforts for existing collaborations and grants from continuing operations continue for their full research terms, as of September 30, 2004 we had total committed funding of approximately $21.1 million remaining to be received over the next two years. Potential milestone payments from our existing collaborations from continuing operations could exceed $400 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain. In addition, on July 1, 2004 we received $64.0 million, less estimated income taxes and transaction costs of $1.4 million, as proceeds from the sale of our agriculture segment, Verdia.

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

Discontinued Operations

Included in our results of operations is a loss from discontinued operations (formerly our agriculture segment) of $871,000 and $699,000 for the three and nine months ended September 30, 2003 and a loss from discontinued operations of $2.8 million for the nine months ended September 30, 2004.

Collaborative research and development revenue from discontinued operations was $2.1 million and $8.2 million in the three and nine months ended September 30, 2003 and was $2.7 million in the nine months ended September 30, 2004. There was no collaborative research and development revenue from discontinued operations in the three months ended September 30, 2004. Collaborative research and development revenue from related party from discontinued operations was $1.1 million and $2.8 million in the three and nine months ended September 30, 2003 and was $2.5 million in the nine months ended September 30, 2004. There was no collaborative research and development revenue from related party from discontinued operations in the three months ended September 30, 2004. Grant revenue from discontinued operations was $250,000 and $560,000 in the three and nine months ended September 30, 2003 and was $311,000 in the nine months ended September 30, 2004. There was no grant revenue from discontinued operations in the three months ended September 30, 2004.

Research and development expenses from discontinued operations were $3.3 million and $9.7 million in the three and nine months ended September 30, 2003 and $6.2 million in the nine months ended September 30, 2004. There were no research and development expenses from discontinued operations in the three months ended September 30, 2004. General and administrative expenses from discontinued operations were $281,000 and $905,000 in the three and nine months ended September 30, 2003 and $616,000 in the nine months ended September 30, 2004. There were no general and administrative expenses from discontinued operations in the three months ended September 30, 2004.

Interest income and other, net from discontinued operations was $28,000 and $96,000 in the three and nine months ended September 30, 2003 and $32,000 in the nine months ended September 30, 2004. There was no interest income and other, net from discontinued operations in the three months ended September 30, 2004. Equity in net loss of joint venture from discontinued operations was $742,000 and $1.8 million in the three and nine months ended September 30, 2003 and was $1.5 million in the nine month period ended September 30, 2004. There was no equity in net loss of joint venture from discontinued operations in the three months ended September 30, 2004.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred net losses since our inception, including a loss applicable to common stockholders of $33.9 million in 2002 and $33.7 million in 2003. During the nine months ended September 30, 2004 we recognized income applicable to common stockholders, primarily due to the sale of Verdia, of $24.0 million, but our loss from continuing operations was $33.7 million. As of September 30, 2004, we had an accumulated deficit of $170.4 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We Need to Contain Costs in Order to Achieve Profitability.

We are continuing our efforts to contain costs. We believe strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to achieve future profitability. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. If we are not able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.

Acquisitions Could Result in Dilution, Operating Difficulties and Other Harmful Consequences.

If appropriate opportunities present themselves, we will acquire businesses and technologies that complement our capabilities. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

If We Elect or Are Required to Account for Employee Stock Options Using the Fair Value Method, it Would Significantly Increase Our Net Loss.

There has been ongoing public debate concerning whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an exposure draft, “Share-Based Payment”, that would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. On October 13, 2004, the FASB concluded that the statement would be effective for public companies for interim or annual periods beginning after June 15, 2004. The FASB currently plans to issue a final statement on or around December 15, 2004. Upon adoption, we will be required to record an expense for our stock-based compensation plans using the fair value method as described in the exposure draft and we will have significant and ongoing accounting charges. Such charges would significantly increase our net loss and would delay our ability to achieve profitability.

We Conduct Proprietary Research Programs, and Any Conflicts With Our Collaborators or Any Inability to Commercialize Products Resulting from This Research Could Harm Our Business.

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

We Do Not Completely Control Codexis, and Codexis May Make Decisions That Are Not in the Best Interests of Maxygen Stockholders.

Codexis operates as an independent subsidiary of Maxygen. While we owned 51.4% of Codexis as of September 30, 2004, our representatives do not control management, nor do they constitute a majority of the board of directors. Thus we do not have control over the operating or other decisions of Codexis. The interests of Codexis and its stockholders may not always coincide with our interests or the interests of our stockholders. Since Maxygen is currently required to consolidate the financial statements of Codexis with its own financial statements, Codexis may enter into agreements or conduct its operations in a manner that could have a direct material adverse impact on our financial statements and results of operations. Since Maxygen and Codexis presently operate from shared facilities, Codexis also could conduct its operations in a manner that adversely affects our business or reputation in the community and/or in the biotechnology industry, making it more difficult to operate in the community, secure additional alliances and maintain existing collaborations. This could have an adverse impact on our ability to conduct business.

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

Our operational requirements were increased as a result of the increasing independence of Codexis and Verdia (prior to its sale). At present we provide a number of operational, financial and reporting services to Codexis and Verdia under services agreements. Such services agreements terminate in early 2005 and could lead to excess administrative infrastructure. Failure to efficiently manage operational expenses will increase our losses.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. The current difficult economic climate means that the current ability of biotechnology companies to raise capital is severely limited, particularly companies such as Maxygen without human therapeutic products in late clinical development. If we fail to raise sufficient funds, we may have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from collaborations, joint ventures and grants, will enable us to maintain our currently planned operations for at least the next twelve months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If adequate funds are not available, we will not be able to successfully execute our business plan.

Our Business and Our Ability to Grow Revenues has been Adversely Impacted by the Economic Slowdown and Related Uncertainties Affecting Markets in Which We Operate.

Adverse economic conditions worldwide have contributed to a slowdown in the biotechnology industry and impacted our business resulting in:

•	reduced demand for our technology and the products resulting there from;

•	increased competition for a decreasing number of research and development collaborations and joint ventures; and

•	a reduction in the ability of biotechnology companies to raise capital.

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

We face, and will continue to face, intense competition from organizations such as large and small biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies for modifying DNA and proteins. These organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the protein optimization field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce commercial products.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of biopharmaceutical and biotechnology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We apply for patents covering our technologies and potential products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

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

Because our potential products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and government regulatory authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. We have not submitted an application to the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding directed evolution platform for commercialization in the U.S. or elsewhere. We may not be able to, or our collaborators may not be able to, conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.

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

The development and regulatory process for human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials and most clinical trials do not result in a marketed product. In addition, due to the nature of human therapeutic research and development, the expected timing of product development and initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. This uncertainty may result in research delays; product candidate failures and clinical trial delays and failures. Such delays and failures could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.

Preclinical Development is a Long, Expensive and Uncertain Process, and We May Terminate One or More of our Current Preclinical Development Programs.

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant further funding. Accordingly, we may elect to terminate our programs for such product candidates or programs at any time. If we terminate a preclinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. Termination of such programs could cause the price of our stock to drop drastically.

Health Care Reform and Restrictions on Reimbursements May Limit Our Returns on Pharmaceutical Products.

Our future products are expected to include pharmaceutical products. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. In most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. For example, federal legislation was enacted on December 8, 2003 that provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for any products we may develop in the future, which would reduce our revenues and potential profitability.

Commercialization of Our Technologies Depends on Collaborations With Other Companies. If We Are Unable to Find Collaborators in the Future, We May Not Be Able to Develop Our Technologies or Products.

Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements, including joint ventures, to develop and commercialize products. We have entered into collaborative agreements and joint ventures with other companies to fund the development of new products for specific purposes. We have also entered into agreements to manufacture certain of our product candidates for use in clinical trials. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements or joint ventures, our revenues will be reduced and our potential products may not be commercialized.

We have limited or no control over the resources that any collaborator may devote to our potential products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop potential products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our potential products.

The Manufacturing of our Products Candidates Present Technological, Logistical and Regulatory Risks, Each of Which May Adversely Affect our Potential Revenues.

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•	before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the satisfaction of the FDA and other governmental authorities that the drug manufactured for the clinical trials is comparable to the drug manufactured for commercial use and that the manufacturing facility complies with applicable laws and regulations;

•	it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.

Any of these factors could delay clinical trials, regulatory submissions and/or commercialization of our products, entail higher costs and result in our being unable to effectively sell our products.

Our Manufacturing Strategy, Which Relies on Third-Party Manufacturers, Exposes us to Additional Risks as a Result of Which We May Lose Potential Revenues.

We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of our clinical trials and commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturers are unable to manufacture clinical supplies in a timely manner or are unable or unwilling to satisfy our needs or FDA requirements, it could delay clinical trials, regulatory submissions or commercialization of our potential products, entail higher costs and result in our being unable to effectively sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into clinical trials or result in the termination of development of particular product candidates, adversely affecting our product development timetable, which in turn could adversely affect our stock price.

Destructive Actions By Activists or Terrorists Could Damage Our Facilities, Interfere with Our Research Activities and Cause Ecological Harm. Any Such Adverse Events Could Damage Our Ability to Develop Products and Generate Adequate Revenue to Continue Operations.

Activists and terrorists have shown a willingness to injure people and damage physical facilities, equipment and biological materials to publicize and/or further their ideological causes. Recent bombings in Boston, MA and

Emeryville, CA also show that biotechnology companies could be a specific target of certain groups. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to our physical facilities, destruction of animals and biological materials, disruption of our communications and/or data management software used for research and/or destruction of research records. Any such damage could delay our research projects and decrease our ability to conduct future research and development. Damage caused by activist and/or terrorist incidents could also cause the release of hazardous materials, including chemicals, radioactive and biological materials, which could damage our reputation in the community. Clean-up of any such releases could also be time consuming and costly.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile, and an Investment in Our Stock Could Decline in Value.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended September 30, 2004, the closing price of our common stock on the Nasdaq National Market ranged from $8.28 to $12.19. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

In December 2001 a lawsuit was filed in the U.S. District Court for the Southern District of New York against Maxygen, Inc., certain officers of the Company, and certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against a number of companies that had public offerings of securities prior to December 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the officers of the Company; the remainder of the case remains pending. We believe the lawsuit against Maxygen and its officers is without merit and intend to defend against it vigorously. See also Part II, Item 1, “Legal Proceedings” in this report.

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

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to immediately reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the nine months ended September 30, 2004. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2004 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On June 7, 2004 we issued 5,000 shares of our common stock to a service provider in partial payment for services provided to us. On August 4, 2004 we issued a total of 12,220 shares of our common stock in connection with the acquisition of a license of certain technology. There was no underwriter employed in connection with any of the above described transactions. The issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transactions. The recipients either received adequate information about us or had access, through employment or other relationships, to such information. The recipients, either alone or together with their duly appointed purchaser representatives, were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

PRE-APPROVAL OF NON-AUDIT SERVICES

During the three month period ended September 30, 2004, the Audit Committee of the Board of Directors approved the following non-audit services to be performed by Ernst & Young LLP: (i) audit-related consultation regarding the implementation of various regulatory requirements, (ii) consultation regarding various accounting issues related to the sale of Verdia and (iii) consultation regarding several audit-related matters.

The Audit Committee has determined that the rendering of the non-audit services described above by Ernst & Young LLP is compatible with maintaining the auditor’s independence.

ITEM 6

EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

November 8, 2004	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

November 8, 2004	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer