Form 10-K
period 2004-12-31
MAXYGEN INC
filed 2005-03-14
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date, was $238,996,518. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005, there were 35,668,446 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report. In addition, certain exhibits filed with the registrant’s prior annual reports, quarterly reports, registration statements and current reports are incorporated by reference into Part IV, Item 15(b) of this report.

This report and the disclosures herein include, on a consolidated basis, the continuing business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd., as well as its consolidated subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary. In this report “Maxygen”, the “Company”, “we”, “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary. The operations of Verdia, Inc. prior to its sale on July 1, 2004 are reflected in our financial statements as discontinued operations. Please note that as a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, Maxygen’s voting rights in Codexis have been reduced below 50%. As of the date upon which such rights fell below 50%, Codexis will no longer be a consolidated subsidiary of Maxygen.

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

Forward Looking Statements

This report contains forward-looking statements about our research, business prospects and future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may”, “can”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue” or the negative of these terms or other comparable words. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	the timing of the filing of INDs

•	our MolecularBreeding directed evolution platform and other technologies and processes;

•	our ability to realize commercially valuable discoveries in our programs;

•	the attributes of any products we may develop;

•	our future financial performance;

•	our intellectual property portfolio and rights;

•	our business strategies and plans; and

•	our ability to develop products suitable for commercialization.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risk factors set forth below at pages 25 to 37 should be considered carefully in evaluating us and our business.

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

Our principal objective is to commercialize high-value protein pharmaceutical products. We also seek to capture value from our technologies in the chemicals industry through our subsidiary Codexis, Inc. Our products will be developed and marketed either through corporate collaborations or independently by Maxygen. To date, we have established strategic collaborations with leading companies including: Roche in interferon alpha and interferon beta therapies; InterMune in next generation interferon gamma therapies; the International AIDS Vaccine Initiative (IAVI) in HIV; Eli Lilly, Pfizer and DSM in pharmaceutical manufacturing; and Shearwater Corporation (a subsidiary of Nektar Therapeutics) in protein pharmaceutical PEGylation technologies. Additionally, we have entered into a range of other strategic alliances in industrial applications, including with Novozymes, Chevron, Sandoz, Cargill and Cargill-Dow. We also have received funding from U.S. government organizations including from the Defense Advanced Research Projects Agency (DARPA), the National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command.

We plan to continue to establish strategic collaborations with leaders in our target industries. We will also seek to continue to retain rights in our collaborations to internally develop and market products resulting from our alliances. In addition, we have invested, and will continue to invest, our own funds in specific areas and product opportunities. We currently have four potential high value protein pharmaceutical products in pre-clinical development at our partners or at Maxygen, with several other potential products in the research phase. In addition, Codexis has five processes that are operating at commercial scale, each process generating royalty payments.

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

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen and our wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd., as well as our consolidated subsidiary Codexis, Inc., unless, in each case, the context indicates that the disclosure applies only to a named subsidiary. The operations of Verdia, Inc. (formerly our agriculture subsidiary) prior to its sale on July 1, 2004 are reflected in our financial statements as discontinued operations. As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, Maxygen’s voting rights in Codexis have been reduced below 50%. As of the date upon which such rights fell below 50%, Codexis will no longer be a consolidated subsidiary of Maxygen.

Market Opportunity

We have a platform of proprietary technologies that helps allow us to integrate the powerful tools available in the biotechnology industry to develop novel and improved products for human therapeutics and industrial applications. We have four potential high value protein pharmaceutical products in pre-clinical development at our partners or at Maxygen, with several other potential products in the research phase. In addition, Codexis has five processes that are operating at commercial scale, each process generating royalty payments. Our target markets include protein pharmaceuticals and chemicals. Within these markets, we are focused on specific high-value opportunities.

Human Therapeutics.    We have research and development programs in both the protein pharmaceutical and vaccine business areas.

Our primary focus, the therapeutic protein pharmaceutical market, represents a large and growing opportunity. In 2003, worldwide sales of therapeutic proteins made using recombinant DNA technology were approximately $32 billion. Protein pharmaceutical products, such as alpha interferon and granulocyte colony stimulating factor (“G-CSF”), represent some of the world’s most profitable pharmaceutical products and the protein therapeutics sector is one of the fastest growing of the pharmaceutical market, with an annual sales growth rate of 8 to 12%. We have a portfolio of improved protein therapeutics in development.

We also work on novel vaccines, primarily funded through government grants and partnerships. Worldwide sales of all vaccines were estimated to be over $6.2 billion in 2002.

Industrial Applications.    Our chemicals business is operated through our subsidiary Codexis, Inc. Codexis is a provider of biocatalysis and fermentation processes and products to the life science and fine chemical industries. This business area provides an attractive market opportunity for Codexis.

Sales in the chemical industry exceeded $1.7 trillion in 2000, with approximately $50 billion in sales readily addressable by biological processing, for example, either by fermentation or through the use of enzyme catalysts. An additional $200 billion in sales has been identified as potentially addressable by biological approaches within the next 10-20 years. Codexis focuses on developing novel biocatalytic processes that increase yields and decrease manufacturing costs for multiple currently marketed products. In particular Codexis is focused on developing proprietary catalysts and processes for the production of several currently marketed pharmaceutical products.

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

Virtually any product or process that utilizes, or could utilize, DNA or proteins can potentially be improved for optimal function using our technologies. We are currently applying our technologies to adapt genes and proteins for use in fields as diverse as protein pharmaceuticals, vaccines and chemicals. We have also developed expertise in other technologies that can be applied to optimize protein drugs, in particular directed conjugation technologies. These include rational approaches to glycosylation and PEGylation of proteins. Such post-translational modifications of proteins have been demonstrated to improve the pharmacokinetics and pharmacodynamics of protein drugs. In addition, these modifications can improve the solubility, bioavailability and immunogencity profile of protein drugs.

The Maxygen Strategy

Our goal is to be a world leader in the commercialization of biotechnology products. We believe our technologies have broad commercial application, including short-, medium- and long-term commercial opportunities in human therapeutics, and industrial applications through our chemicals subsidiary Codexis. Our business strategy is built around two major efforts:

Commercialize Proprietary Products.    We will continue to strengthen our capabilities to develop high value products in our target markets through two primary mechanisms:

Product Development Partnerships:    Our strategy in entering into strategic collaborations is to work with leaders in their respective industries in specific areas of product focus. Our agreements provide our strategic collaborators with licenses to intellectual property developed by us in the collaboration for specific products for specific uses. Generally, we retain the right to work independently or with others on products outside the scope of the areas that are the subject of our collaborations. In exchange for commercial licenses to the products developed in specified fields, we typically seek up-front license fees, research funding, technology advancement funding, research and commercial milestone payments and royalties on product sales. Our goal is to benefit from the combined expertise of Maxygen and our collaborators.

Independent Product Development:    We plan to develop multiple products for the pharmaceutical and chemical industries. We have invested and will continue to invest our own funds in specific, economically attractive, product opportunities.

Expand Our Proprietary Technology Leadership.    To expand our technology leadership, we plan to:

•	continue to develop our core technologies by investing in research and development;

•	continue to acquire and license technologies from third parties that complement our capabilities to develop products;

•	protect and build upon our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies; and

•	continue to recruit, and collaborate with, leaders in the field of protein pharmaceuticals and related technologies in various therapeutic indications and industrial segments.

We will continue to support both elements of our business strategy by gaining access to complementary technologies, capabilities and expertise through in-licensing agreements, corporate partnerships and corporate acquisitions. We may also pursue additional grants from U.S. government agencies in areas of commercial interest.

Our Progress to Date

Since 1997 we have entered into over 20 strategic collaborations and several proof of principle collaborations with commercial entities and have received ten grants from U.S. government agencies and philanthropic organizations. Since inception we have received $164.7 million of cash from our collaborators and from government grants, which includes $55.5 million of funding received by Verdia, our agriculture subsidiary and sole component of our agriculture segment, prior to its disposition, and $4.7 million of deferred revenue relating to continuing operations to be recognized over approximately the next two years. Approximately $131.9 million was received from our collaborators and $32.8 million was received from government funding. Assuming our research efforts for existing collaborations and grants from continuing operations continue for their full research terms, as of December 31, 2004, we had total committed funding of approximately $16.6 million remaining to be received over approximately the next two years, of which $12.2 million is to be received by Codexis. Potential milestone payments from our existing collaborations could exceed $400 million based on the accomplishment of specific performance criteria. We are also entitled to receive royalties on product sales generated from these collaborations.

In 2004, we were successful in achieving most of our corporate goals. On July 1, 2004 we sold our agriculture business (Verdia) to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. We also enhanced the value of our human therapeutics business by continuing to advance our pre-clinical protein pharmaceutical product candidates. These product candidates include: an optimized interferon alpha to treat hepatitis C virus infection in collaboration with Roche; an optimized interferon gamma to treat idiopathic pulmonary fibrosis and other human diseases in collaboration with InterMune; and two internal product candidates, an optimized G-CSF for the treatment of neutropenia and an optimized Factor VII to treat uncontrolled bleeding. In addition to these four human therapeutic product candidates, we have other product candidates in development for which we continue to seek outside funding for continued development.

Codexis, our chemicals subsidiary, continued to grow its business in 2004. Codexis is owned by a combination of Maxygen (51.4% Maxygen ownership as of December 31, 2004) and independent investors, and is independently capitalized. In July 2004, Codexis established a multi-year product development collaboration with Pfizer. In addition to the collaboration Pfizer made a $10 million equity investment in Codexis. During 2004 Codexis also established a research collaboration with Teva Pharmaceutical Industries Ltd. and announced the commercialization of a manufacturing process with Lonza Group Ltd. Codexis now has over 20 potential products and processes in its research and development pipeline with two product candidates in development. In addition, Codexis has five processes now operating at commercial scale, each generating royalty payments. As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, Maxygen’s voting rights in

Codexis have been reduced below 50%. As of the date upon which such rights fell below 50%, Codexis will no longer be a consolidated subsidiary of Maxygen.

In 2004, we had eight additional U.S. patents issue and seven additional foreign patents granted bringing the total number of U.S. and foreign patents owned or licensed by us as of December 31, 2004 to more than 180. We also have over 500 patent applications pending worldwide that are owned by us or licensed to us.

Current Fields of Application

We are currently applying our technologies to high-value opportunities in the fields of human therapeutics, with a focus on next generation protein drugs. In addition, our subsidiary Codexis is engaged in the development of bio-based solutions for pharmaceutical chemical process development and manufacturing.

Human Therapeutics

Our human therapeutics business presents us with opportunities in a wide variety of disease indications for which there is a significant unmet medical need for improved protein drugs that are more efficacious (or effective), safer and/or provide more convenient treatments.

Although our primary focus is on next generation protein therapeutics, we have a small number of limited and focused ongoing vaccine research projects that are principally funded by third parties.

Protein Therapeutics

Our goal is to be one of the world’s leading providers of improved, proprietary, protein-based therapeutics.

Market Opportunity.    With a worldwide market (sales) in 2003 of approximately $32 billion, the area of recombinant DNA produced protein therapeutics is one of the fastest growing sectors of the pharmaceuticals market. Despite this commercial success, many presently marketed protein pharmaceuticals have deficiencies as therapeutics. For example, some protein drugs have limited pharmacologic half-life and as a result, require frequent, high doses. Other protein pharmaceuticals have adverse side effects that limit dosing and patient compliance. Proteins can also be immunogenic, potentially leading to adverse events or reduced therapeutic efficacy. Our opportunity and focus is to develop products with improved attributes.

The need to modify natural proteins to make them into better drugs is evident in that most FDA-approved protein pharmaceuticals have required some level of engineering to improve pharmacological properties. Some examples of FDA-approved recombinant protein pharmaceuticals that have been modified are listed below.

Product/Company (Protein class)	Modification	Indication	Improvement
Aranesp/Amgen (Erythropoietin)	Two amino acid changes to allow for additional glycosylation sites	Anemia	Less frequent dosing

Neulasta/Amgen (G-CSF)	N-terminal PEGylation	Neutropenia	Less frequent dosing

Humalog/Lilly (Insulin)	Change to amino acid sequence	Diabetes	Faster onset of action

Infergen/Amgen & InterMune (Interferon alpha)	Consensus sequence of four subtypes, additional change to amino acid sequence	Hepatitis C	Increased potency

Pegasys/Roche (Interferon alpha)	Addition of a PEG molecule	Hepatitis C	Better pharmacokinetic profile leading to improved efficacy and less frequent dosing
Sources: Product monographs and Kurtzman, et al. Current Opinion in Biotechnology 2001, 12: 361-370.

By applying our technologies, which include our MolecularBreeding directed evolution platform and also post-translational modification tools, we believe we will be able to develop more potent, safer and/or more convenient protein pharmaceuticals that help address the limitations of current protein pharmaceuticals, as well those currently in development where clear deficiencies have already been identified. Our goal is to make “best in class” protein drugs. This strategy has driven some of the most successful commercial franchises in the pharmaceutical industry. For example Lipitor, a lipid-lowering agent that was the fifth product in its class and approved 11 years after the first product in its class, is now the market leader with worldwide sales of over $10 billion in 2003.

Technology Platform.    We are capable of improving biopharmaceuticals in important parameters through the use of our integrated platform of proprietary technologies. In addition to our MolecularBreeding directed evolution platform, our proprietary technologies include a number of significant technologies for structure-based molecular design, intelligent diversity generation, and directed PEGylation and glycosylation. We have also designed and implemented expression systems, automated high-throughput fermentation capabilities, and protein purification and characterization techniques that are specific to proteins. Our technology platform is highly flexible and enables us to apply a wide selection of technologies in an integrated fashion to improve proteins for a desired function. For example, we can use our MolecularBreeding directed evolution platform to seek to modulate the receptor specificity of a protein, and subsequently use directed PEGylation to potentially reduce immunogenicity and improve the pharmacokinetic profile of the modified protein.

Business Strategy.    Our strategy for protein pharmaceuticals is to balance partnering with independent development of our therapeutic products. In furtherance of our internal development activities, we are selectively building internal pre-clinical and clinical capabilities and establishing relationships with contract research organizations to allow us to move products through the drug approval processes in the United States, Europe, and other important markets. In parallel, we are working with pharmaceutical and biotechnology companies to develop, manufacture and commercialize biopharmaceutical candidates made using our technologies. By collaborating with leading pharmaceutical companies and creating better versions of proven protein therapeutics we believe that we can maximize our return and decrease our development risk.

In order to capture value from our pipeline of product opportunities while maintaining a controlled cash burn, we are focusing our efforts on advancing key product opportunities in areas where we can most effectively compete, such as:

•	areas where our technology offers greatest advantage; and

•	areas with focused, accessible markets and/or areas where the clinical development requirements are modest.

Products/Pipeline.    We have continued to advance our product portfolio with significant progress towards the clinic with our MAXY-ALPHA, MAXY-GCSF, MAXY-GAMMA and MAXY-FACTOR VII programs (see below). As a result of a portfolio reprioritization, we terminated our MAXY-BETA (interferon beta) program in November 2004. At present, we have four active programs aimed at improving therapeutic proteins, each of which are next generation versions of successfully marketed products. All four of the projects are in pre-clinical development and we currently expect that INDs will be filed on two of these four programs in 2006.

Lead Product Candidates in Our Protein Pharmaceutical Pipeline

Product	Disease Indication	Total Estimated Potential Market ($US)	Partner/Maxygen Retained Rights	Status
Maxy-Alpha	Hepatitis C	$2.5 billion	Roche/Maxygen	Pre-clinical
Maxy-GCSF	Neutropenia	$3.0 billion	Maxygen	Pre-clinical
Maxy-Factor VII	Uncontrolled bleeding	$1.7 billion	Maxygen	Pre-clinical
Maxy-Gamma	Fibrosis, Hepatitis C and Oncology	$2.6 billion	InterMune	Pre-clinical

• “Pre-clinical” means process development, product scale-up, formulation and further testing in animals, including toxicology.

Potential Products in Research and Development.

MAXY-ALPHA

Optimized interferon alpha to treat hepatitis C

We have used our proprietary technologies and expertise to develop multiple optimized versions of interferon alpha that are designed to have superior safety and efficacy profiles compared to other interferon alpha products currently on the market. Specifically, these improved interferon alphas have been engineered to induce enhanced antiviral activity and immune response to clear viruses more effectively in patients who do not respond to existing therapies. In addition to improvements in the drug’s mechanism of action, use of PEGylation may allow us to maintain the convenience and improved efficacy associated with once-weekly dosing.

Status

Based on the current development state of the project, we expect Roche to file an IND for our improved interferon alpha in 2006. In 2005 we expect our improved interferon alpha to move into cGMP manufacturing and for Roche to complete the necessary pharmacokinetic and pharmacodynamic studies required for filing the IND. We expect to receive a preclinical milestone payment in 2005 from Roche related to specific pre-clinical advancements.

Scope

Total worldwide sales of interferon alpha therapies for the treatment of hepatitis C virus infection, hepatitis B virus infection and cancer were approximately $3.0 billion worldwide in 2003 (including ribavirin), with the treatment of hepatitis C virus infection representing approximately two-thirds of the total sales.

Through optimized use of interferon alpha with ribavirin, response rates have improved dramatically over the past decade. However, the efficacy for hepatitis C virus therapies is still relatively low, especially in patients infected with certain subtypes of hepatitis C virus. Overall, approximately 60 percent of patients respond to combination therapy as measured by clearance of the virus from the blood. However, in patients infected with certain strains of hepatitis C virus only 40 percent of patients respond to current therapies. In either case, the durability of response is inadequate and many patients will relapse.

Strategy

In 2003, we entered into a broad alliance with Roche to develop novel improved interferon alpha and beta products for a wide range of indications. Roche licensed from Maxygen worldwide commercialization rights to specific novel interferon alpha and beta product candidates for the treatment of hepatitis C and B virus infections. We received an initial payment, research and development funding for the first two years of the collaboration and option fees. In addition, we are eligible to receive milestone payments and royalties based on product sales.

The Roche agreement also provides the companies with the option to expand the collaboration to develop other novel interferon alpha and beta products specifically tailored for indications outside of the treatment of hepatitis C and B virus infections, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV. We retain the right to develop such products while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. We also have the option to co-develop in the United States any product to which Roche acquires a license in exchange for profit sharing or an increased royalty rate.

MAXY-GCSF

Improved G-CSF to treat neutropenia

We have used our proprietary technologies and expertise to develop an improved version of granulocyte colony stimulating factor (“G-CSF”) that is designed to provide improved effectiveness at decreasing the duration of neutropenia over currently marketed products while maintaining the convenience of once per chemotherapy cycle dosing. The profile of our improved G-CSF has been validated in rat, mouse and primate models of chemotherapy-induced neutropenia.

Status

In September 2004 we established an agreement with Rentschler Biotechnologie GmbH in Germany for the scale-up and manufacture of clinical supplies of our next generation G-CSF molecule. Since then, we have completed technology transfer for the manufacturing runs in preparation for regulatory toxicology studies later in 2005. We are moving this program forward towards an expected IND filing in 2006.

Scope

A first-generation and second-generation G-CSF product currently dominate the market to treat chemotherapy and radiation induced neutropenia. Worldwide sales of G-CSF products exceeded $3 billion in 2004 and are expected to exceed $4 billion in 2005. An improved G-CSF with greater efficacy presents a significant market opportunity.

Strategy

Even with the currently available G-CSF products, cancer patients who receive chemotherapy are still at risk for life threatening infections due to the time it takes these drugs to produce a therapeutic effect. An improved G-CSF that reduced the duration of neutropenia while maintaining once per cycle dosing could meet a significant medical need. We currently retain all rights to our proprietary G-CSF program.

MAXY-FACTOR VII

Improved factor VII for uncontrolled bleeding indications

We have generated several novel factor VIIa (MAXY-VII) molecules that may provide a more effective treatment for uncontrolled bleeding in several important clinical areas. In preclinical animal models, our lead molecule, MAXY-VII has demonstrated enhanced efficacy and an improved in vivo circulating half-life compared to alternative products. MAXY-VII appears to stimulate more rapid and increased thrombin generation in blood resulting in a significant reduction in blood loss in relevant preclinical models. We believe our MAXY-VII product candidate may provide significant advantages over currently marketed products and products in development to treat bleeding episodes in multiple indications such as trauma, hemophilia and intracerebral hemorrhage (ICH).

Status

In November 2004, we announced advancement of our factor VII program into pre-clinical development in anticipation of future clinical development.

Scope

The current worldwide market for factor VII based products is approximately $1.6 billion, predominantly for the treatment of hemophilia. The hemophilia treatments market is expected to grow at a rate of approximately 8.6% with estimated worldwide 2008 sales of approximately $4.9 billion. Over the last year, new clinical data has validated the use of factor VII based products in the treatment of severe bleeding in trauma and surgery and for the treatment of intracranial bleeding (hemorrhagic stroke). These additional indications represent substantial market opportunities for our factor VII product candidate.

Strategy

Data suggests that our improved factor VII may be useful in a number of indications to treat bleeding episodes in trauma, hemophilia and intracerebral hemorrhage (ICH). We currently retain all rights to our proprietary factor VII program.

MAXY-GAMMA

Optimized interferon gamma to Treat Idiopathic Pulmonary Fibrosis and Other Severe Diseases

We have created an improved version of interferon gamma to treat a variety of diseases including fibrosis, hepatitis C, tuberculosis, meningitis, and cancer. We believe that interferon gamma may help in the prevention of excessive scarring or fibrosis of organs such as the liver and the lung.

Status

Our improved interferon gamma is currently in preclinical development at InterMune, which has informed us that it plans to put the improved compound into the clinic within the next few years.

Scope

Idiopathic pulmonary fibrosis (IPF) is an inflammatory disease that results in severe scarring or “fibrosis” of the lungs. In time, this fibrosis can build up to the point where the lungs are unable to provide oxygen to the tissues of the body. An effective treatment for IPF could be a lifesaver for affected patients who today have no viable treatment options. The average survival rate of a patient with IPF is four to six years after diagnosis. The estimated market for interferon gamma to treat IPF is believed to be up to $2.5 billion annually.

Strategy

We have established a collaboration with InterMune, in which InterMune will develop and market Maxygen’s improved version of interferon gamma. Our improved product candidate is designed to have improved efficacy and a less-frequent dosing regimen over InterMune’s currently marketed interferon gamma (Actimmune®). Actimmune® is marketed for the treatment of chronic granulomatous disease (CGD) and severe, malignant osteoporosis, and it is in Phase III clinical trials for the treatment of IPF, multidrug-resistant tuberculosis (MDR TB) and ovarian cancer. Actimmune® is also in Phase II trials in combination with Infergen® for the treatment of Hepatitis C viral infection.

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

The alliance also provides the companies with the option to expand the collaboration to develop other novel interferon alpha and beta products specifically tailored for indications outside the treatment of HBV and HCV infection, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV infection. We retain the right to develop such products while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. We also have the option to co-develop in the United States any product to which Roche acquires a license in exchange for profit sharing or an increased royalty rate.

The Interferon Alpha Market

Total worldwide sales of interferon alpha therapies for the treatment of hepatitis C virus infection, hepatitis B virus infection and cancer were approximately $3.0 billion worldwide in 2003 (including ribavirin), with the treatment of hepatitis C virus infection representing approximately two-thirds of the total sales.

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

InterMune.    In September 2001, we granted a license to, and established a three-year collaboration with, InterMune, Inc. to develop and commercialize novel, next-generation interferon gamma products. The main purpose of the collaboration was to develop a next-generation Actimmune® with enhanced pharmacokinetics and a less-frequent dosing regime. Actimmune® (Interferon gamma-1b), is currently being marketed by InterMune in the United States for the treatment of chronic granulomatous disease (CGD) and severe, malignant osteopetrosis. InterMune is continuing the development of Actimmune® by conducting several advanced stage clinical trials, including a Phase III trial for the treatment of idiopathic pulmonary fibrosis (IPF), a Phase III trial for ovarian cancer and a Phase II trial in combination with Infergen® for the treatment of Hepatitis C viral infection. Under the terms of the agreement, InterMune has taken product candidates developed by us into pre-clinical development. We have developed a series of pre-clinical candidates that have been shown in animal models to improve pharmacokinetic properties that should allow a once-per-week dosing regimen. InterMune has exclusive worldwide commercialization rights for these next-generation interferon gamma product candidates for all human therapeutic indications. We have received up-front license fees and research and development funding from InterMune and in October 2002 we announced that we had received a $1 million milestone payment from InterMune for successfully achieving drug performance criteria established by InterMune. We are entitled to receive additional development and commercialization milestone payments based upon clinical development, regulatory approvals and commercial sales. In addition, we are entitled to receive royalties on product sales. The funded research term of the collaboration ended in June 2004.

Rentschler.    In September 2004, we entered into a manufacturing agreement with Rentschler Biotechnologie GmbH for the scale-up and manufacture of clinical supplies of our MAXY-GCSF next-generation G-CSF product candidate. Rentschler Biotechnologie has over 25 years of expertise in mammalian cell culture technology and proven capabilities in manufacturing recombinant biopharmaceutical products. It was amongst the pioneers for the development and production of interferon beta-1a and was also the first company to receive market authorization for an interferon biologic.

Vaccines

We have a number of active programs focused on the development of novel vaccines for the prevention of infectious diseases. This work is primarily being funded by research grants and collaborations.

Market Opportunity.    Worldwide sales of vaccines were estimated to be over $6.2 billion in 2002. By 2010, some industry professionals predict the market for therapeutic vaccines alone could reach more than $15 billion. Recombinant DNA technology has enabled the development of prophylactic vaccine products that are safer, cheaper and easier to manufacture. This may create new market potential for these types of products, such as the hepatitis B vaccine market, which had sales of almost $700 million in 2003.

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

Business Strategy.    Our strategy for vaccines is to develop selected vaccine opportunities with Maxygen and grant funding to a point third party funding can be secured to develop new and improved preventative and therapeutic vaccines. We intend to partner or outlicense potential products and enter into additional collaborations to access additional vaccine product technologies and product development capabilities. By collaborating with leading vaccine companies we seek to balance our return and our development risk. Additionally, the flexibility of our technologies allows many targets to be pursued, thus decreasing portfolio risk.

Our vaccine business activities have been built primarily through grant funding of more than $25 million from the U.S. government. This funding has also enabled us to advance key programs and our technology platform as a whole. In the future we expect to fund our vaccine research and development primarily through research grants and other third party funding.

Products/Pipeline.    We are developing vaccines for the prevention of infectious diseases.

Our Vaccine Pipeline

Product	Disease Indication	Partner	Maxygen Retained Rights	Status
Maxy-1500	Prevention of Dengue Virus infections	Henry Jackson Foundation	Yes	Pre-clinical

Maxy-201	HIV	None	Yes	Research

Maxy-Malaria	Malaria	U.S. Agency for International Development	Yes	Research

Maxy-EE	Equine Encephalitis	U.S. Army Medical Research and Materiel Command	Yes	Research

•	“Research” means the discovery or creation of prototype products, including their characterization.

•	“Pre-clinical” means product scale-up, formulation and further testing in animals, including toxicology.

Our lead vaccine product candidate is a vaccine to prevent dengue virus infection and the risk of dengue hemorrhagic fever that is in the pre-clinical development stage. We are collaborating with the Henry Jackson Foundation and U.S. Naval Medical Research on the development of this vaccine. While our lead product candidate has proven successful in pre-clinical primate studies, we will not initiate clinical development without third-party funding support from an appropriate corporate, government or philanthropic partner.

Vaccine Alliances

U.S. Army Medical Research and Materiel Command.    In August 2002, we received a $2.4 million, three-year grant from the U.S. Army Medical Research and Materiel Command to develop cross protective vaccines against three types of encephalitis virus. We are working in collaboration with scientists at the U.S. Army Medical Research Institute for Infectious Diseases to develop a single vaccine antigen that is capable of protecting against Venezuelan, Western and Eastern equine encephalitis viruses. These viruses can cause infections in humans resulting in a spectrum of diseases, from unapparent infection to severe neurological consequences including death.

USAID.    In October 2001, we received a $3.7 million, three-year grant from the U.S. Agency for International Development (USAID) to support the research and development of a novel, broadly protective malaria vaccine. In September 2004, we received a one-year, $1.2 million extension of this grant from USAID. Under the terms of the agreement, we retain worldwide rights to commercialize successful vaccine candidates that result from the program.

International AIDS Vaccine Initiative.    In February 2001, we established a three-year collaboration to develop novel HIV vaccines with the International AIDS Vaccine Initiative (IAVI) and DBLV LLC, an entity established and funded by the Rockefeller Foundation. Under the agreement, DBLV has provided research and development funding to us for the three-year initial research term. We retain all rights to commercialize HIV vaccine candidates made in the research program in all developed countries of the world, as well as in certain markets in the developing world. In recognition of the great need for a vaccine against AIDS in the poorest countries of the world, we have granted IAVI a royalty-free license to develop and distribute HIV vaccines to those who cannot afford them in developing countries. The funded research term of this collaboration ended in February 2004.

Industrial Applications

Chemicals—Codexis, Inc.

Our chemicals business is operated through our subsidiary Codexis, Inc. Codexis was incorporated in January 2002, and we contributed our chemicals business to Codexis in March 2002 in exchange for all the capital stock of Codexis. On September 13, 2002, Codexis sold $15 million of Codexis redeemable, convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several other investors. On October 1, 2002, Codexis sold an additional $10 million of redeemable, convertible preferred stock to several third party investors. On July 26, 2004, in connection with entry into a collaboration agreement with Pfizer, Codexis sold $10 million of convertible preferred stock to Pfizer. As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, Maxygen’s voting rights in Codexis have been reduced below 50%. As of the date upon which such rights fell below 50%, Codexis will no longer be a consolidated subsidiary of Maxygen.

Codexis is primarily engaged in the development of bio-based solutions for pharmaceutical chemical process development and manufacturing. In particular Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products and assisting pharmaceutical customers in managing the life cycle of their pharmaceutical products. Products in this area include chiral pharmaceuticals, complex natural products and novel pharmaceutical building blocks.

Market Opportunity.    Codexis’ primary area of focus is the pharmaceutical market. Sales of pharmaceuticals were $401 billion in 2002, an 8% increase over 2001. However, earnings growth in the pharmaceutical industry slowed to an increase of 1.8% in 2002. The decrease in industry gross margins was in part due to pricing pressure from generic competition and a changing regulatory environment. Increases in cost of goods was also due in part to the growing complexity in manufacturing pharmaceutical products. In addition, the number of new drugs approved each year has steadily declined while research and development costs per approved product continue to rise.

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

Enzymes occurring in nature are generally unable to meet the stringent activity requirements required for the commercial use of enzymes in industrial processes. Technologies such as our MolecularBreeding directed evolution platform are potentially able to overcome such shortcomings.

Technology Platform.    Codexis is primarily engaged in the development of bio-based solutions for pharmaceutical chemical process development and manufacturing. In particular, Codexis is focused on developing proprietary catalysts and processes for the production of pharmaceutical products. Codexis’ set of proprietary technologies may allow for the modification of enzymes, multi-enzyme pathways and organisms, helping to overcome existing limitations of enzyme catalysts and helping to enable the development of economically viable biocatalytic and fermentative processes. Codexis believes that its approach can facilitate a new model in process design in which a biological catalyst can be designed for a chosen process, rather than the process being designed around a catalyst.

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

Our MolecularBreeding directed evolution platform, in combination with in-house expertise in chemistry and bioengineering, can potentially help discover and develop improved biological catalysts – either enzymes or fermentation strains—that may enable new chemical processes or may improve existing processes. Codexis product and service offerings are summarized below:

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

Teva.    In December 2004 Codexis announced that it had entered into a research collaboration with Teva Pharmaceutical Industries Ltd. to develop improved processes for the manufacturing of a currently marketed pharmaceutical product. The collaboration aims to improve the productivity of manufacturing process for the product as well as reduce the overall capital expenditures necessary to produce each unit of the product. Under the terms of the collaboration, Codexis is entitled to receive research and development funding and will be eligible for milestone and royalty payments upon success. Codexis also granted to Teva exclusive commercialization rights to the improved process for the pharmaceutical product.

Pfizer II.    On July 26, 2004, Codexis entered into a multi-year collaborative research agreement and a license agreement with Pfizer to discover and develop biocatalysts, and associated processes that use such biocatalysts, in the manufacture of pharmaceutical products for Pfizer. Under the terms of these agreements, Pfizer provided Codexis an upfront technology access fee and Codexis is entitled to receive research funding over a multi-year period. Codexis is also eligible to receive milestone payments, a license fee if Pfizer exercises its option to acquire a non-exclusive worldwide license to certain Codexis gene shuffling technologies, and royalties.

Concurrent with the execution of the multi-year collaborative research agreement and the license agreement, Codexis and Pfizer also entered into a stock purchase agreement in which Pfizer purchased from Codexis convertible preferred stock for gross proceeds of approximately $10 million.

Sandoz.    In October of 2003, Codexis and Sandoz entered into a research collaboration to develop an improved synthesis of one of Sandoz’s key active pharmaceutical compounds using Codexis’ MolecularBreeding directed evolution platform. Under the terms of the agreement, Codexis received upfront payments and research and development funding. Codexis is entitled to receive future research and development funding and is eligible for milestone and royalty payments. Codexis has granted Sandoz exclusive commercialization rights to the improved process for the specific pharmaceutical product.

Cargill.    In May of 2003, Codexis announced that it had entered into a multi-year collaboration with Cargill to develop a novel biochemical platform that may enable production of a broad range of specialty chemicals, polymers and other agricultural raw materials. Building on metabolic pathways developed by Cargill, Codexis will use its proprietary technologies to enhance the production of 3-hydroxypropionic acid (3-hp) from carbohydrate raw material. Cargill and the U.S. Department of Energy will each contribute to research and development funding for three years at Codexis. Codexis is also eligible for milestone and royalty payments from products commercialized by Cargill.

Pfizer I.    In September 2000, we extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, we improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently in commercial operation at Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning us research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. In September 2002 Codexis announced that it had received its first commercial payment in connection with the collaboration. To date, we have received two milestone payments for developing the improved second-generation manufacturing process. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in March 2002.

DSM.    In March 1999, we entered into a three-year collaboration with Gist-Brocades N.V., a subsidiary of DSM N.V., to utilize our technologies to develop novel enzymes for use in the manufacture of certain classes of antibiotics. This collaboration was extended in June 2002. Codexis has received research funding and royalties from the commercialization of a process developed through our technologies. Codexis is also entitled to receive future royalties from the commercialization of enzymes developed in the collaboration. In October 2002, we announced that DSM had successfully commercialized a novel process to manufacture a pharmaceutical intermediate using Codexis’ proprietary technologies and as a result, Codexis would receive royalty payments from DSM. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in June 2002.

Novozymes (formerly a division of Novo Nordisk A/S).    In September 1997, we entered into a five-year strategic collaboration with Novozymes, the world’s largest producer of industrial enzymes, for the development and bulk production of specific industrial enzymes in fields such as laundry detergents, leather processing and pulp and paper manufacturing. In addition to providing Novozymes with an improved subtilisin molecule (one of the most studied and highly modified industrial enzyme products) we provided an additional product candidate in 2000. In 2001 we announced the advancement of two further industrial enzyme product candidates into commercial development bringing to a total of four the number of product candidates in commercial development under the agreement. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes is licensed to use our MolecularBreeding directed evolution platform for certain additional industrial enzyme applications. We have received certain minimum royalty payments and royalty payments on the sales of products developed under the 1997 agreement and are entitled to royalty payments on the sale of any products developed under the 1997 agreement and in the expanded industrial enzyme market areas. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in December 2003.

Agriculture—Verdia, Inc.

Our agriculture business was operated through a wholly-owned subsidiary, Verdia, Inc. Verdia was incorporated in March 2002. Our agriculture business was contributed to Verdia in March 2002 in exchange for all the capital stock of Verdia. On July 1, 2004 Verdia was sold to Pioneer Hi-Bred International, Inc. for $64 million in cash. The operations of Verdia are reflected as discontinued operations in the financial statements included herein.

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

Intellectual Property and Technology Licenses

Pursuant to a technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited (each of which was then a wholly-owned subsidiary of what is now GlaxoSmithKline plc) (included as Exhibit 10.18), we were assigned all rights to the patents, applications and know-how related to our MolecularBreeding directed evolution platform. Affymax Technologies N.V. and Glaxo Group Limited retain a non-exclusive license under certain patent applications and patents previously owned by Affymax for certain internal research uses. Affymetrix, Inc. retains an exclusive, royalty-free license under some of the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

We have an extensive patent portfolio of over 70 U.S. patents and over 50 foreign patents relating to our proprietary MolecularBreeding directed evolution platform. Counterpart applications of the U.S. patents are pending in other major industrialized countries. Additionally, we have over 50 pending U.S. patent applications and over 100 pending foreign applications relating to our MolecularBreeding directed evolution platform.

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

In addition to the patents that we directly own, we have also exclusively licensed patent rights for specific uses from Novozymes, the California Institute of Technology (Caltech), the University of Washington, GGMJ Technologies, L.L.C. and the University of Minnesota. These licenses give us rights to an additional 32 issued U.S. patents, 17 granted foreign patents, over 20 pending U.S. patent applications, and over 50 international or foreign counterpart applications.

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

Research and Development Expenses

The majority of our operating expenses to date are related to research and development. Research and development expenses from continuing operations were $53.3 million in 2004, $44.4 in 2003 and $49.7 in 2002. Additional information required by this item is incorporated herein by reference to “Research and Development Expenses” in Note 1 of the Notes to Consolidated Financial Statements. We intend to maintain our strong commitment to research and development as an essential component of our product development effort. Licensed technology or products and/or newly acquired technology or products developed by third parties is an additional source of potential products.

Geographic Distribution

We have operations in two geographic locations, Denmark and the United States. In addition, certain of our collaborators are based outside the United States. Additional information required by this item is incorporated herein by reference to “Segment Information – Geographic Information” in Note 13 of the Notes to Consolidated Financial Statements.

Segment Reporting

We operate our business in two segments, human therapeutics and chemicals. Additional information required by this item is incorporated herein by reference to “Segment Information” in Note 13 of the Notes to Consolidated Financial Statements.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operation or competitive position.

Employees

As of January 31, 2004 we had 230 employees, 83 of whom hold Ph.D., Ph.D. equivalent or M.D. degrees and 147 of whom were engaged in full-time research activities. We plan to expand our corporate development programs and hire additional staff if additional corporate collaborations are established or if existing corporate collaborations are expanded. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred losses since our inception, including a loss applicable to common stockholders of $33.9 million in 2002 and $33.7 million in 2003. During 2004 we recognized income applicable to common stockholders, primarily due to the sale of Verdia, of $8.3 million, but our loss from continuing operations was $49.1 million. As of December 31, 2004, we had an accumulated deficit of $185.8 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We may not be successful in the commercial development of products. Successful products will require significant development and investment, including testing, to demonstrate their safety and effectiveness before their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of products. We have not proven our ability to develop and commercialize products. We must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our potential products. Our research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products.

Legislative Actions, Pending and Potential New Accounting Pronouncements and Higher Compliance Costs are Likely to Adversely Impact Our Future Financial Position and Results of Operations.

Future changes in financial accounting standards, including the requirement that we expense all stock option grants and other stock-based compensation to employees beginning in July 2005, may cause adverse, unexpected earnings fluctuations and will adversely affect our financial position and results of operations. The magnitude of the impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

If We Are Required to Account for Employee Stock Options Using the Fair Value Method, it Would Significantly Increase Our Net Loss.

There has been ongoing public debate concerning whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) on July 1, 2005. The adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations. Such charges will significantly increase our net loss and will delay our ability to achieve profitability.

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

In some cases our collaborators already market a product that could be competitive with the product(s) that we are collaborating with them on for an improved version, and could conduct their operations in a manner that discriminates against the product that we developed.

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

Litigation or Other Proceedings or Third Party Claims of Intellectual Property Infringement Could Require Us to Spend Time and Money and Could Require Us to Shut Down Some of Our Operations.

Our ability to develop products depends in part on not infringing patents nor other proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments or corresponding proteins or peptides that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies or alternative methods of generating gene diversity. If these patent applications result in issued patents and we wish to use the patented technology, we would need to obtain a license from the third party, which may not be available on acceptable terms, if at all.

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

Since Our Voting Control of Codexis Has Recently Fallen Below 50%, We Will No Longer Consolidate Codexis, Which Will Significantly Reduce Our Revenue.

As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, our voting rights in Codexis have been reduced below 50%. As a result, as of the date upon which such rights fell below 50%, we will no longer consolidate the financial results of Codexis with the financial results of Maxygen. This will result in a significant reduction in the revenue (and expenses) of Maxygen in its consolidated financial statements, which currently include Codexis’ financial results. Such a reduction in revenue could lead to a reduction in the share price of our stock.

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

Our operational requirements were increased as a result of the increasing independence of Codexis and Verdia (prior to its sale). Until early 2005, we provided a number of operational, financial and/or reporting services to Codexis and/or Verdia under services agreements. Such services agreements largely terminated in early 2005 and could lead to issues related to the appropriate scale of operations. Failure to efficiently manage operational expenses will increase our losses.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. In difficult economic periods the ability of biotechnology companies to raise capital is severely limited, particularly companies such as Maxygen without human therapeutic products in late clinical development. If we fail to raise sufficient funds, we may have to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from collaborations, joint ventures and grants, will enable us to maintain our currently planned operations for at least the next twelve months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If adequate funds are not available, we will not be able to successfully execute our business plan.

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

We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of our clinical trials and commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturers are unable to manufacture preclinical or clinical supplies in a timely manner or are unable or unwilling to satisfy our needs or FDA requirements, it could delay clinical trials, regulatory submissions or commercialization of our potential products, entail higher costs and result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials or result in the termination of development of particular product candidates, adversely affecting our product development timetable, which in turn could adversely affect our stock price.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of biopharmaceutical and biotechnology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We apply for patents covering our technologies and potential products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Enforcement of our patents against infringers could require us to expend significant amounts with no assurance that we would be successful in any litigation. Others may independently develop similar or alternative technologies or design around our patented technologies or products. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

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

Health Care Reform and Restrictions on Reimbursements May Limit Our Returns on Pharmaceutical Products.

Our future products are expected to include pharmaceutical products. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. In most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. For example, federal legislation was enacted on December 8, 2003 that provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-

control initiatives could decrease the price that we would receive for any products we may develop in the future, which would reduce our revenues and potential profitability.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile, and an Investment in Our Stock Could Decline in Value.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended December 31, 2004, the price of our common stock on the Nasdaq National Market ranged from $8.28 to $12.79. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues fluctuate unexpectedly due to unexpected expiration of research contracts or government research grants, failure to obtain anticipated new contracts or other factors, we may not be able to immediately reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

Our executive officers, directors and principal stockholders together control approximately 29% of our outstanding common stock, including GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

Item 2	PROPERTIES

As of March 1, 2005, Maxygen had leased an aggregate of 64,892 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on April 20, 2005 with respect to 7,912 square feet and on February 24, 2007 with respect to 56,980 square feet. Our human therapeutics segment occupies all of such space. Codexis, Inc. (our chemicals subsidiary) leases approximately 39,382 square feet of office and laboratory facilities in Redwood City, California. Codexis’ lease expires on January 31, 2011.

We also lease an aggregate of 25,783 square feet of office and laboratory facilities in Horsholm, Denmark. Our lease expires on October 31, 2010 but can be earlier terminated by us as of October 31, 2005. Our human therapeutics segment occupies all such space.

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

In June 2003 we agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the insurers of the 309 defendant issuers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, we will be entitled to reimbursement of various expenses incurred by us as a result of the litigation. As part of the tentative settlement, we will assign to the plaintiffs “excess compensation claims” and certain other of our claims against the defendant underwriters based on the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. On February 15, 2005 the Court tentatively approved the proposed settlement, conditioned upon the parties altering the proposed settlement to comply with the Private Securities Litigation Reform Act’s settlement discharge provision. The settlement does not contemplate any settlement payments by Maxygen.

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

We are not currently a party to any other material pending legal proceedings.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol MAXY since December 16, 1999. During the last two fiscal years, through December 31, 2004, the high and low sale prices for our common stock, as reported on the Nasdaq National Market, were as follows:

	High	Low
Year ended December 31, 2003
First Quarter	$8.20	$6.45
Second Quarter	12.94	7.00
Third Quarter	15.48	9.93
Fourth Quarter	11.10	9.10
Year ended December 31, 2004
First Quarter	$10.79	$8.28
Second Quarter	12.19	8.46
Third Quarter	10.65	8.69
Fourth Quarter	12.79	9.30

Holders

On February 28, 2005, there were approximately 266 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain a 1997 Stock Option Plan (the “1997 Plan”), a 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”), a 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”), a 2000 International Stock Option Plan (the “International Plan”) and a 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. The 1997 Plan, the Directors’ Plan, the Non-Officer Plan, the International Plan and the ESPP are described more fully in Note 9 of the Notes to Consolidated Financial Statements.

The following table gives information about equity awards under our 1997 Plan, Directors’ Plan, Non-Officer Plan, International Plan and ESPP as of December 31, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,182,362	$19.14	4,916,973	(1)(2)
Equity compensation plans not approved by security holders	3,728,519	$14.49	2,552,156	(3)

Total	8,910,881	$17.19	7,469,129

(1)	The 1997 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1997 Plan will increase by a number equal to the lesser of (ii) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. The ESPP incorporates an evergreen formula pursuant to which on the first business day of each calendar year, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the lesser of (ii) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors.

(2)	Of these shares, 732,968 shares remain available for purchase under the ESPP.

(3)	The Non-Officer Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Non-Officer Plan will increase by a number equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The International Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the International Plan will increase by a number equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors.

Codexis, a consolidated subsidiary, maintains the Codexis 2002 Stock Plan (“Codexis Stock Plan”), a stock plan covering shares of Codexis common stock. As of December 31, 2004, the Codexis Stock Plan had 2,617,775 shares of Codexis common stock available to be issued upon exercise of outstanding options at a weighted-average exercise price of $0.41 per share. It also had 235,377 shares of Codexis common stock remaining available for future issuance. The Codexis Stock Plan was approved by Codexis stockholders but has not been approved by Maxygen stockholders.

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities during the year ended December 31, 2004 that have not already been reported in an earlier quarterly report.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative research and development revenue	$2,910	$14,362	$24,818	$20,573	$14,333
Grant revenue	11,166	5,356	3,879	2,282	1,942

Total revenues	14,076	19,718	28,697	22,855	16,275
Operating expenses:
Research and development	30,549	41,929	49,654	44,435	53,294
General and administrative	9,693	11,063	10,805	11,354	14,372
Stock compensation expense(1)	15,981	12,017	6,250	1,991	355
Acquired in-process research and development	28,959	—	—	—	—
Amortization of goodwill and other intangible assets	3,419	8,726	1,144	698	—

Total operating expenses	88,601	73,735	67,853	58,478	68,021

Loss from operations	(74,525)	(54,017)	(39,156)	(35,623)	(51,746)
Interest income and other (expense), net	15,329	12,861	7,981	5,253	4,055
Equity in net loss of minority investee	—	—	—	(500)	(1,395)

Loss from continuing operations	(59,196)	(41,156)	(31,175)	(30,870)	(49,086)
Discontinued operations:
Loss from discontinued operations	(389)	(3,808)	(2,771)	(1,586)	(2,769)
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	—	—	—	61,197

Income (loss) from discontinued operations	(389)	(3,808)	(2,771)	(1,586)	58,428

Net income (loss)	(59,585)	(44,964)	(33,946)	(32,456)	9,342
Subsidiary preferred stock accretion	—	—	—	(1,279)	(1,000)

Income (loss) applicable to common stockholders	$(59,585)	$(44,964)	$(33,946)	$(33,735)	$8,342

Basic and diluted income (loss) per share:
Continuing operations	$(1.95)	$(1.26)	$(0.93)	$(0.89)	$(1.40)
Discontinued operations	$(0.01)	$(0.12)	$(0.08)	$(0.05)	$1.66
Applicable to common stockholders	$(1.96)	$(1.38)	$(1.01)	$(0.98)	$0.24
Shares used in basic and diluted per share calculations	30,339	32,610	33,582	34,519	35,176
(1) Stock compensation expense related to the following:
Research and development	$11,468	$9,626	$4,674	$1,514	$292
General and administrative	4,513	2,391	1,576	477	63

	$15,981	$12,017	$6,250	$1,991	$355

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$258,015	$234,877	$219,138	$191,868	$232,893
Working capital	214,661	196,069	209,712	115,724	211,999
Total assets	301,699	277,418	269,764	234,069	263,105
Non-current portion of equipment financing	1,295	673	55	—	1,751
Minority interest	—	—	20,000	21,210	32,180
Accumulated deficit	(83,762)	(128,726)	(162,672)	(195,128)	(185,786)
Total stockholders’ equity	282,198	253,734	229,199	198,224	211,341

QUARTERLY FINANCIAL DATA

(unaudited)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2004
Collaborative research and development revenue	$4,416	$3,220	$3,451	$3,246
Grant revenue	452	341	474	675

Total revenues	4,868	3,561	3,925	3,921
Operating expenses:
Research and development	10,819	11,794	14,428	16,253
General and administrative	2,777	3,503	3,670	4,422
Stock compensation expense	151	131	65	8

Total operating expenses	13,747	15,428	18,163	20,683

Loss from operations	(8,879)	(11,867)	(14,238)	(16,762)

Interest income and other (expense), net	574	697	1,015	1,769
Equity in net losses of minority investee	—	(1,000)	—	(395)

Loss from continuing operations	(8,305)	(12,170)	(13,223)	(15,388)

Discontinued operations:
Income (loss) from discontinued operations	(1,543)	(1,226)	—	—
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	—	61,197	—

Income (loss) from discontinued operations	(1,543)	(1,226)	61,197	—

Net income (loss)	(9,848)	(13,396)	47,974	(15,388)
Subsidiary preferred stock accretion	(250)	(250)	(250)	(250)

Income (loss) applicable to common stockholders	$(10,098)	$(13,646)	$47,724	$(15,638)

Basic and diluted income (loss) per share:
Continuing operations	$(0.24)	$(0.35)	$(0.38)	$(0.43)
Discontinued operations	$(0.04)	$(0.03)	1.74	$—
Applicable to common stockholders	$(0.29)	$(0.39)	$1.35	$(0.44)

Shares used in basic and diluted per share calculations	34,941	35,071	35,236	35,456

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2003
Collaborative research and development revenue	$7,339	$3,874	$4,633	$4,727
Grant revenue	673	486	419	704

Total revenues	8,012	4,360	5,052	5,431
Operating expenses:
Research and development	10,871	10,597	10,974	11,993
General and administrative	2,712	3,031	2,412	3,199
Stock compensation expense	731	730	404	126
Amortization of other intangible assets	286	286	126	—

Total operating expenses	14,600	14,644	13,916	15,318

Loss from operations	(6,588)	(10,284)	(8,864)	(9,887)
Interest income and other (expense), net	1,495	1,265	1,029	1,464
Equity in net loss of minority investee	—	—	(231)	(269)

Loss from continuing operations	(5,093)	(9,019)	(8,066)	(8,692)
Discontinued operations:
Income (loss) from discontinued operations	1,156	(985)	(871)	(886)
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	—	—	—

Income (loss) from discontinued operations	1,156	(985)	(871)	(886)

Net income (loss)	(3,937)	(10,004)	(8,937)	(9,578)
Subsidiary preferred stock accretion	(319)	(319)	(319)	(322)

Income (loss) applicable to common stockholders	$(4,256)	$(10,323)	$(9,256)	$(9,900)

Basic and diluted income (loss) per share:
Continuing operations	$(0.15)	$(0.26)	$(0.23)	$(0.25)
Discontinued operations	$0.03	$(0.03)	$(0.03)	$(0.03)
Applicable to common stockholders	$(0.12)	$(0.30)	$(0.27)	$(0.28)
Shares used in basic and diluted per share calculations	34,193	34,365	34,667	34,850

The data provided above for the quarters in the period from January 1, 2003 until and including March 31, 2004 differs from that supplied in our filed Quarterly Reports on Form 10-Q due to the sale of Verdia on July 1, 2004. The quarterly results above differ from earlier reported results in that the financial results of Verdia during such periods have been removed from the “as filed” results and are reflected in the above as discontinued operations.

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

Executive Summary

We are a leader in the application of directed molecular evolution, a process by which genes and related proteins are modified for specific commercial uses. Maxygen began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, we have established a focus in human therapeutics, particularly optimized protein pharmaceuticals.

Our business model focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with partners. We currently have four next-generation protein therapeutic leads in pre-clinical development. The four lead product candidates seek to address significant opportunities and deficiencies in first-generation marketed protein products. The four product candidates are: an optimized alpha interferon for the treatment of hepatitis C virus infection, partnered with Roche; an optimized gamma interferon for the treatment of idiopathic pulmonary fibrosis and other indications, partnered with InterMune; and two leads to which we retain all rights: an optimized G-CSF for the treatment of neutropenia and an optimized Factor VII to treat uncontrolled bleeding. We currently expect that INDs will be filed on two of these programs in 2006.

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

In addition to our focus in human therapeutics, we established two industrial subsidiaries. Our chemicals subsidiary Codexis focuses on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry. Codexis now has five processes operating at commercial scale, each process generating royalty payments from partners. Codexis also has over 15 potential products and processes in development with partners or in its own research and development pipeline. On July 1, 2004 we completed the sale of Verdia, our agriculture subsidiary, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million. As a result of the sale of Verdia, the discussion in this section reflects the results of Verdia as a discontinued operation for all periods presented. During the first quarter of 2005, our voting rights in Codexis were reduced below 50%. As a result, as of such date we will no longer consolidate the financial results of Codexis with Maxygen’s financial results.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical, agriculture and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our dependence on collaborative partner funding to advance our product candidates and business to an increased focus on internal product development in order to capture more of the potential value resulting from our efforts. We believe that this is an important step in building long-term value in Maxygen. However, in the immediate term this will mean reduced revenues and increased net loss. For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as our chemicals subsidiary, Codexis, Inc. Consistent with our strategic shift, revenue from continuing operations from strategic alliances and government grants decreased from $28.7 million in 2002 to $22.9 million in 2003 to $16.3 million in 2004. As of the first quarter of 2005, Codexis will not be a consolidated subsidiary of Maxygen and our revenue is expected to decrease accordingly.

We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $232.9 million as of December 31, 2004. Of this amount, $17.2 million is held by Codexis, with a balance of approximately $215.7 million held by Maxygen for its therapeutics business.

We have incurred significant losses since our inception. As of December 31, 2004, our accumulated deficit was $185.8 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for 2004 were $53.3 million compared to $44.4 million for 2003. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

General

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make judgments, estimates and assumptions (see Note 1 of Notes to Consolidated Financial Statements). We believe the following are our critical accounting policies, including those that reflect the more significant judgments, estimates and assumptions we make in the preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the amounts of Maxygen and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as our consolidated subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of Verdia, Inc. prior to its sale on July 1, 2004 are reflected as discontinued operations.

Our ownership in Codexis was approximately 51.4% as of December 31, 2004, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. Based upon management’s evaluation of the investors’ rights under EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, we have included 100% of the net losses of Codexis in the determination of our consolidated net loss. We record minority interest in the Consolidated Balance Sheets to account for the ownership interest of the minority owners.

As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, our voting rights in Codexis have been reduced below 50%. As of the date upon which such rights fell below 50%, Codexis will no longer be a consolidated subsidiary of Maxygen. We expect that our investment in Codexis will as of such date be accounted for under the equity method.

On July 15, 2003, Maxygen and several third party investors formed Avidia Research Institute. In conjunction with its initial capitalization, we contributed certain technology to Avidia and invested $500,000. During 2004, we provided a series of loans to Avidia in the aggregate amount of $1.4 million. This loan is scheduled to be converted into equity of Avidia upon a future sale of Avidia equity securities. Our ownership in

Avidia was approximately 45.9% as of December 31, 2004, based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. Our investment in Avidia is being accounted for under the equity method of accounting and our share of its results are recorded to the extent of our accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. As of December 31, 2004 we had recorded losses equal to our investment basis in Avidia. Maxygen is not obligated to fund Avidia’s operating losses.

Goodwill and Intangible Impairment

In connection with the Maxygen ApS acquisition, we allocated $26.2 million to goodwill and other intangible assets. Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. In accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), we review our long-lived assets (including goodwill) for impairment at least annually based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2002, 2003 or 2004.

The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Once it is established, we must test goodwill annually for impairment using a two-step process as required by SFAS No. 142. In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include existing product portfolio, product development cycle, development expenses, potential royalties and product sales, costs of goods and selling expenses and overall product lifecycle. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other external events, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon our achievement of the performance requirements of the agreements. Our existing corporate collaboration agreements generally provide for research funding for a specified number of full-time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund further development of our core technology, as opposed to a defined research program. Such payments are recognized ratably over the applicable funding period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2004, we have deferred revenues of approximately $4.9 million that we expect to recognize over the next approximately two years.

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

Stock-Based Compensation Expense

Stock-based compensation expense for options granted to employees has been determined as the intrinsic value of any stock options granted with exercise prices below the fair value of the common stock on the date of grant. Compensation expense for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) as the fair value of the equity instruments issued. Compensation expense for related options granted to consultants is periodically remeasured as the underlying options vest.

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999. These amounts were initially recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants, which relate to research and development expense and general and administrative expense, as shown in the following table (in thousands):

	2002	2003	2004
Research and development	$1,401	$586	$178
General and administrative	1,525	470	59

As of December 31, 2004, we had fully amortized to expense all deferred compensation relating to pre-IPO grants of stock options to employees.

In connection with the Maxygen ApS acquisition in August 2000, stock options were granted in exchange for outstanding warrants to purchase Maxygen ApS securities. In connection with this exchange we recorded aggregate deferred compensation totaling $1.5 million. This amount was amortized over the remaining vesting period of the options, of which $437,000 was expensed in 2002 and $8,000 in 2003. This deferred compensation was fully amortized to expense as of December 31, 2003. Also in connection with the Maxygen ApS acquisition, Maxygen shares were exchanged for Maxygen ApS shares. For the shares exchanged that had a right of repurchase, we recorded deferred compensation of $13.1 million. This amount was amortized to expense over a three-year graded vesting period. A total of $2.8 million was recognized as expense in 2002 and $844,000 in 2003. This deferred compensation was fully amortized to expense as of December 31, 2003.

In connection with the grant of stock options to consultants, we recorded stock compensation expense of $86,000 in 2002, $76,000 in 2003 and $96,000 in 2004, which were included in research and development expense, and $50,000 in 2002, $7,000 in 2003 and $22,000 in 2004, which were included in general and administrative expense.

Results of Operations

Revenues

Our total revenues from continuing operations have decreased from $28.7 million in 2002 to $22.9 million in 2003 and to $16.3 million in 2004. The decline in collaborative research and development revenue of $4.2 million from 2002 to 2003 was primarily due to the decrease in partner funding as the funded research terms of the collaborations with InterMune and Lundbeck wound down on schedule, offset in part by collaborative research and development revenue from our collaboration with Roche, which began in July 2003. The decline in collaborative research and development revenue of $6.2 million from 2003 to 2004 was primarily due to a decrease in partner funding as the funded research terms of Maxygen’s collaborations with Lundbeck and ALK-Abelló A/S, and Codexis’ collaboration with Chevron, wound down on schedule, partially offset by additional revenue from Codexis’ collaboration with Pfizer, which commenced in the third quarter of 2004 and a full year of revenue from the Roche collaboration, which began in July 2003. The decline in grant revenue of $1.6 million from 2002 to 2003 primarily reflects the expiration of two U.S. government grants from the Defense Advanced Research Projects Agency that began in 1998 and 1999 and ended on various dates, the last of which was September 2002. The decline in grant revenue of $340,000 from 2003 to 2004 primarily reflects the recognition of grant revenue in 2003 for a one time study. We expect that our revenue for 2005 will decrease considerably due primarily to the deconsolidation of Codexis during the first quarter of 2005 and our continuing focus on internally funded rather than collaboratively funded research.

In 2004 we had two major collaborative partners, defined as those contributing greater than 10% of total collaborative research revenue in 2004, for whom we conducted research and development. The funded research term of our collaboration with Roche is scheduled to end in July 2005. The funded research term of our collaboration with Aventis Pasteur ended in November 2004. In 2004, revenue recognized from Pfizer, represented 9.4% of our total revenues.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. After their capitalization in March 2002, the results of Codexis are shown as our chemicals segment. The following table presents revenues for each operating segment (in thousands):

	Year Ended December 31,
	2002	2003	2004
Human Therapeutics	$20,743	$14,430	$11,555
Chemicals	7,954	8,425	4,720

Total Revenue	$28,697	$22,855	$16,275

The decreased revenue for our human therapeutics segment from 2002 to 2003 primarily reflects the scheduled winding down of the funded research terms of our collaborations with InterMune and Lundbeck, offset in part by collaborative research and development revenue from our collaboration with Roche, which began in July 2003. The decrease in 2004 revenues for our human therapeutics segment primarily reflects the scheduled winding down of the funded research terms of our collaborations with Lundbeck and ALK-Abelló A/S, partially offset by an increase in revenue from Roche in 2004 since the collaboration began in July 2003. We expect revenue from our human therapeutics segment to decrease in 2005 as we continue to implement our strategy of concentrating on internally funded research and development and reduce our dependence on partner funded research and development. The increase in revenue for our chemicals segment from 2002 to 2003 is primarily due to a one-time termination payment of $2.5 million from Hercules received in 2003 to terminate our collaboration agreement entered into with them in 2000, offset in part by decreased revenue from the termination of that collaboration. The decrease in revenue for our chemicals segment from 2003 to 2004 is primarily due to the one-time termination payment from Hercules received in 2003 and the scheduled winding down of Codexis’ collaboration with Chevron, partially offset by additional revenue from Codexis’ collaboration with Pfizer, which commenced in the third quarter of 2004.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, we do estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by, on the one hand, our collaborators and government grants and, on the other hand, projects funded by Maxygen. We believe that presenting our research and development expenses in these categories will provide our investors with meaningful information on how our resources are being used.

The following table presents our approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2002	2003	2004
Collaborative projects funded by third parties	$20,461	$12,505	$11,344
Internal projects	29,193	31,930	41,950

Total	$49,654	$44,435	$53,294

As we do not track fully burdened research and development costs by project, the expense figures are comprised of the number of hours expended in each category multiplied by the approximate cost per hour of research and development effort. In addition, project-specific external costs are added to these costs.

Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our human therapeutic and chemical product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Human therapeutic product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Chemical processes and potential products may be found ineffective, may prove impracticable to manufacture in commercial quantities at commercial acceptable specifications at reasonable costs and with acceptable quality. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition”. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses from continuing operations consist primarily of salaries and other personnel-related expenses, research consultants and external collaborative research expenses, including contract manufacturing, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses decreased from $49.7 million in 2002 to $44.4 million in 2003 then increased to $53.3 million in 2004. The $5.3 million decrease from 2002 to 2003 was primarily due to contraction of activities in strategic alliances including reduced pre-clinical costs and reduced utilization of research consultants. The $8.9 million increase from 2003 to 2004 was primarily due to increased expenditures associated with the development of our product candidates, including the manufacture of product candidates in preparation for clinical trials and the termination costs associated with discontinuing clinical development of our interferon beta program. Stock compensation expense related to research and development was $4.7 million in 2002, $1.5 million in 2003 and $292,000 in 2004. The decrease in stock compensation expenses was primarily the result of lower amortization expense related to deferred compensation for the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 and to deferred compensation related to options granted to employees involved in research and development activities before our initial public offering. The deferred compensation relating to the shares subject to repurchase that were exchanged in connection with the Maxygen ApS acquisition in August 2000 was amortized to expense over a three year graded vesting period and was fully amortized to expense during 2003. The deferred compensation related to options granted to employees involved in research and development activities before our initial public offering was amortized over the vesting period using a graded vesting method and was fully amortized to expense by the end of 2004.

We expect that our research and development costs will decrease for 2005, due primarily to the deconsolidation of Codexis during the first quarter of 2005, partially offset by an increase in research and development costs in the remainder of our consolidated operations as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. Stock compensation expense related to research and development will increase upon our implementation of Financial Accounting Standards Board Statement No. 123(R).

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as legal, accounting and commercial assessment of potential products. General and administrative expenses have increased from $10.8 million in 2002 to $11.4 million in 2003 and to $14.4 million in 2004. The increase from 2002 to 2003 was primarily due to receipt of expense reimbursement from litigation with Enchira Biotechnology received in 2002, partially offset by slightly lower headcount and lower corporate communications expenses in 2003. The increase from 2003 to 2004 was primarily due to professional fees related to an increase in market research and product profile development activity and regulatory compliance costs. General and administrative stock compensation expense was $1.6 million in 2002, $477,000 in 2003 and $63,000 in 2004. The decrease in stock compensation expense was primarily a result of lower amortization expense related to deferred compensation for stock options granted to employees before our initial public offering. This deferred compensation was amortized to expense over the vesting period of the options using a graded vesting method and was fully amortized by the end of 2004.

We expect that our general and administrative expenses will decrease in 2005, due primarily to the deconsolidation of Codexis during the first quarter of 2005, partially offset by an increase in general and administrative expenses in the remainder of our consolidated operations as a result of increased professional fees and insurance premiums. Stock compensation expense related to general and administration will increase upon our implementation of Financial Accounting Standards Board Statement No. 123(R).

Amortization of Other Intangible Assets

In connection with the Maxygen ApS acquisition, we allocated $3.4 million to other intangible assets. We amortized the purchased core technology over its estimated three year useful life. Such technology was fully amortized to expense by September 2003. We recorded amortization expense of $1.1 million in 2002 and $698,000 in 2003.

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of interest expense on our equipment leases and currency transaction gains or losses related to the funding of our Danish subsidiary Maxygen ApS. Included in these amounts are foreign exchange gains of $1.4 million in 2002, $1.8 million in 2003 and $552,000 in 2004. Interest income and other (expense), net decreased from $8.0 million in 2002 to $5.3 million in 2002 and to $4.1 million in 2004. The decrease from 2002 to 2003 was due to declining interest rates and lower average balances of cash, cash equivalents and marketable securities, partially offset by foreign exchange transactions . The decrease from 2003 to 2004 was primarily due to lower foreign exchange gains in 2004 compared with 2003.

Equity in Losses of Minority Investee

Equity in losses of minority investee reflects our share of the net loss of Avidia Research Institute. Avidia Research Institute was formed in July 2003 and is being accounted for under the equity method of accounting. In 2003, we invested $500,000 in Avidia in exchange for series A convertible preferred stock. In 2004, we provided a $1.4 million loan to Avidia. This loan will be converted into equity of Avidia upon a future sale of Avidia equity securities. The loan has an interest rate of 3% per annum. As of December 31, 2003 and 2004, we had recorded losses equal to our investment basis in Avidia, which includes the $1.4 million loan to Avidia in 2004. Maxygen is not obligated to further fund Avidia’s operating losses.

Subsidiary Preferred Stock Accretion

On September 13, 2002, Codexis sold $15 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of series B convertible preferred stock to unrelated investors. Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of series B convertible preferred stock (excluding the series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million and $1.0 million for the years ended December 31, 2003 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

Provision for Income Taxes

For 2004, we reported an income tax provision of $921,000 attributable to alternative minimum taxes as a result of the sale of Verdia. This amount has been netted against the gain on sale of Verdia and is reflected in gain on sale of discontinued operations in the Consolidated Statement of Operations. For 2003 and 2002, there was no provision for U.S. federal, U.S. state, or foreign income taxes for any period as we incurred operating losses in those periods, for all jurisdictions. In 2004, we reported income due to the sale of Verdia and will utilize prior net operating loss carryforwards for federal and state income tax purposes. Deferred tax assets and the associated valuation allowance increased by $9.7 million in 2002 and $12.0 million during 2003 due primarily to increases in net operating losses and tax credit carryforwards. Deferred tax assets and the associated valuation allowance decreased by $10.2 million during 2004 due to the use of net operating loss carryforwards to offset the income due to the sale of Verdia. As of December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $50.5 million, which expire in the years 2021 through 2024 and federal research and development tax credit carryforwards of approximately $2.6 million, which expire in the years 2012 through 2024. Included in our federal net operating loss carryforwards and federal research and development tax credit carryforwards at December 31, 2004 are amounts relating to Codexis, a subsidiary that is not included in our federal consolidated return. These carryforwards will only be available to offset future federal taxable income of the subsidiary. At December 31, 2004, the federal net operating loss carryforwards relating to Codexis were approximately $23.0 million and the federal research and development tax credit carryforwards relating to Codexis were approximately $436,000. These carryforwards expire in the years 2021 through 2024.

Utilization of our net operating losses and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization. See Note 11 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation of FIN 46 or revised interpretations of FIN 46 issued by the FASB in December 2003. However, the revised interpretations must be applied no later than the first quarter of fiscal year 2004. Variable interest entities created after January 1, 2004 must be accounted for under the revised interpretations. There has been no material impact to our financial statements from potential variable interest entities created after January 31, 2003 or from the adoption of the deferred provisions of the revised interpretations in the first quarter of fiscal year 2004.

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Effective for years ending after December 15, 2003, EITF 03-01 requires certain disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.

In November 2004 the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01; this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure requirement of this guidance remains in effect. We do not expect EITF 03-01 to significantly impact our results of operations or financial position but will reassess the impact once the rules are finalized.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123 using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Notes to Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, levels of share-based payments granted in the future, when employees exercise stock options and if and when we become profitable.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, receiving aggregate consideration from such sales totaling $302.5 million and committed research and development funding from collaborators and government grants totaling approximately $181.3 million. In addition, on July 1, 2004 we received $64.0 million in cash as proceeds, before estimated income taxes and transaction costs of $1.4 million, from the sale of our agriculture segment, Verdia. Our consolidated subsidiary, Codexis, also has received $35 million from private placements of its equity securities, $30 million from third party investors and $5 million from Maxygen. As of December 31, 2004, we had $232.9 million in cash, cash equivalents and marketable securities. This includes $17.2 million of which may only be used for Codexis operations.

Net cash used in operating activities from continuing operations was $19.5 million in 2002, $23.1 million in 2003 and $34.3 million in 2004. Uses of cash in operating activities were primarily to fund net losses. The increase in cash used in operating activities for continuing operations from 2002 to 2003 primarily relates to lower revenue in 2003 due to the decrease in partner funding as the funded research terms of the collaborations with InterMune and Lundbeck wound down on schedule and lower interest income. The increase in cash used in operating activities for continuing operations from 2003 to 2004 primarily relates to increased expenditures in 2004 relating to advancing product candidates into manufacturing and toward clinical trials, lower interest income in 2004, increased equity in losses of minority investee during 2004, and a smaller net loss in 2003, due partially to a one-time non-recurring $2.5 million payment from Hercules to terminate its collaboration with Codexis recognized as revenue in the first quarter of 2003.

Net cash provided by investing activities from continuing operations was $19.9 million in 2002 and $34.6 million in 2004. Net cash used in investing activities in 2003 was $13.8 million. The cash provided during 2002 primarily represented maturities of available-for-sale securities, net of purchases. Net cash used in investing activities in 2003 primarily represented purchases of available-for-sale securities in excess of maturities. The cash provided during 2004 was primarily related to the proceeds from the sale of Verdia offset in part by purchases of available-for-sale securities in excess maturities. In connection with the formation of Avidia Research Institute, Maxygen contributed certain intellectual property and invested $500,000 in July 2003. During 2004, we provided a $1.4 million loan to Avidia. The majority of additions of property and equipment in 2004 relates to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We expect to use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided for continuing operations by financing activities was $21.6 million in 2002, $2.0 million in 2003 and $16.6 million in 2004. The cash provided in 2002 was primarily from the proceeds from the financing of the minority investment in Codexis. The cash provided in 2003 was primarily from the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options by employees of $2.7 million, partially offset by payments on equipment financing obligations of $617,000. The cash provided in 2004 was primarily from the proceeds from the financing of a minority investment in Codexis from Pfizer of $10.0 million and $4.3 million from the exercise of stock options by employees and the proceeds of the sale of our common stock in connection with our ESPP.

Cash used for discontinued operations was $13.1 million in 2002 and $607,000 in 2003. Cash provided from discontinued operations was $2.9 million in 2004. The changes in cash used for in 2002 relates primarily to Maxygen’s funding of Verdia. The $607,000 cash used for discontinued operations in 2003 primarily related to the funding of Verdia’s losses. The $2.9 million cash provided by discontinued operations relates to the deconsolidation of Verdia upon its sale.

In accordance with FAS No. 52, the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S.

dollars are reported as a component of accumulated other comprehensives income (loss) on the Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was a reduction of $582,000 in 2004 and $1.8 million in 2003, and an increase of $1.3 million in 2002.

The following are contractual commitments at December 31, 2004 associated with debt, lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$2,306	$555	$1,278	$473	—
Operating Lease Obligations	9,603	3,257	3,518	1,809	1,019
Purchase Obligations	4,300	3,536	764	—	—

Total	$16,209	$7,348	$5,560	$2,282	$1,019

In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires March 31, 2004. The equipment loans will be repaid over 48 months at an interest rate tied to the prime-lending rate at the time the loans were executed and are secured by the related equipment. As of December 31, 2004, Codexis had $2.3 million outstanding under such equipment loans.

Since inception we have received $164.7 million from our collaborators and from government grants, which includes $55.5 million of funding received by Verdia, our agriculture subsidiary and sole component of our agriculture segment, prior to its disposition, and $4.7 million of deferred revenue from continuing operations to be recognized over the next two years. Approximately $131.9 million was received from our collaborators and $32.8 million was received from government funding. Assuming our research efforts for existing collaborations and grants continue for their full research terms, as of December 31, 2004 we had total committed funding of approximately $16.6 million remaining to be received over the next two years, of which $12.2 million is to be received by Codexis. Potential milestone payments from our existing collaborations could exceed $400 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

Discontinued Operations

Included in our results of operations is a gain on sale of discontinued operations (formerly our agriculture segment) of $61.2 million in 2004. The gain on sale was the result of the sale of Verdia to Pioneer Hi-Bred International, Inc. on July 1, 2004 for $64 million, partially offset by disposition costs. The results of discontinued operations reflect the results of Verdia until it was sold on July 1, 2004. Our loss from discontinued operations was $2.8 million in 2004, $1.6 million in 2003 and $2.8 million in 2002.

Collaborative research and development revenue from discontinued operations was $2.7 million in 2004, $9.9 million in 2003 and $10.0 million in 2002. Collaborative research and development revenue from related party from discontinued operations was $2.5 million in 2004, $3.7 million in 2003 and $2.6 million in 2002. Grant revenue from discontinued operations was $311,000 in 2004, $714,000 in 2003 and $545,000 in 2002.

Research and development expenses from discontinued operations were $6.2 million in 2004, $12.4 million in 2003 and $12.4 million in 2002. General and administrative expenses from discontinued operations were $616,000 in 2004, $1.2 million in 2003 and $2.3 million in 2002.

Interest income and other, net from discontinued operations was $32,000 in 2004, $121,000 in 2003 and $114,000 in 2002. Equity in net loss of joint venture from discontinued operations was $1.5 million in 2004, $2.4 million in 2003 and $1.3 million in 2002.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates and foreign currency exchange. To mitigate some foreign currency exchange rate risk, we from time to time enter currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All securities are held in U.S. currency except for amounts held in our Danish subsidiary in Danish kroner. As of December 31, 2004, approximately 94% of our total portfolio was to mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2004 (dollars in thousands):

	Expected Maturity
	2004	2005
Cash and cash equivalents	$40,415
Average interest rates	1.54%

Short-term investments	$178,883
Average interest rates	2.11%

Long-term investments		$13,595
Average interest rates		2.92%

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2004, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2004 levels, the fair value of our portfolio would decline by approximately $2.6 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. In addition, Codexis had outstanding debt related to equipment financing of $2.3 million as of December 31, 2004, with a range of interest rates of between 9.19% and 10.13%.

Foreign Currency Exchange Risk

A portion of our operations consist of research and development activities performed in Denmark by our wholly-owned subsidiary, Maxygen ApS. The functional currency of Maxygen ApS is the Danish kroner. In

2004, approximately 33% of our operating expenses related to Maxygen ApS. As a result, our financial results may be affected by changes in the foreign currency exchange rates of the Danish kroner. A decrease in the value of the U.S. dollar against the Danish kroner will result in an increase of our reported operating expenses. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we from time to time enter into cash flow hedging arrangements. Currency forward contracts are utilized in these hedging arrangements. Our hedging arrangements reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to Maxygen on the amounts hedged.

At December 31, 2004 we had foreign currency contracts outstanding in the form of forward exchange contracts totaling $5.8 million which will be settled over the next twelve months with an average exchange rate of 6.1329 Danish kroner to the U.S. dollar. As of December 31, 2004, a 10% decrease in the value of the U.S. dollar relative to the Danish kroner would result in an additional $0.7 million gain on these contracts. During 2004, we recognized $0.3 million in foreign exchange gains from hedge contracts; these gains were offset against operating expenses. We did not have any foreign exchange contracts outstanding at December 31, 2003.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maxygen, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Maxygen, Inc.

We have audited management’s assessment, included in the accompanying Annual Report on Internal Control Over Financial Reporting, that Maxygen, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maxygen Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Maxygen, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maxygen, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxygen, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Maxygen, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 11, 2005

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2004
A S S E T S
Current assets:
Cash and cash equivalents	$21,353	$40,415
Short-term investments	91,116	178,883
Accounts receivable and other receivables	3,528	1,735
Due from Verdia	1,442	—
Prepaid expenses and other current assets	4,868	7,046
Assets of discontinued operations	7,316	—

Total current assets	129,623	228,079
Property and equipment, net	11,509	7,677
Goodwill	12,192	12,192
Long-term investments	79,399	13,595
Deposits and other long-term assets	1,346	1,562

Total assets	$234,069	$263,105

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,599	$1,712
Accrued compensation	2,439	5,324
Accrued program termination costs	—	2,209
Other accrued liabilities	1,904	2,144
Deferred revenue	4,776	3,215
Taxes payable	—	921
Current portion of equipment financing obligations	55	555
Liabilities of discontinued operations	3,126	—

Total current liabilities	13,899	16,080
Non-current deferred revenue	695	1,718
Non-current equipment financing obligations	—	1,751
Other long-term liabilities	41	35
Minority interest	21,210	32,180
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 34,909,799 and 35,636,333 shares issued and outstanding at December 31, 2003 and 2004, respectively	3	3
Additional paid-in capital	394,966	399,314
Deferred stock compensation	(251)	—
Accumulated other comprehensive loss	(1,366)	(2,190)
Accumulated deficit	(195,128)	(185,786)

Total stockholders’ equity	198,224	211,341

Total liabilities and stockholders’ equity	$234,069	$263,105

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2002	2003	2004
Collaborative research and development revenue	$24,818	$20,573	$14,333
Grant revenue	3,879	2,282	1,942

Total revenues	28,697	22,855	16,275
Operating expenses:
Research and development	49,654	44,435	53,294
General and administrative	10,805	11,354	14,372
Stock compensation expense(1)	6,250	1,991	355
Amortization of other intangible assets	1,144	698	—

Total operating expenses	67,853	58,478	68,021

Loss from operations	(39,156)	(35,623)	(51,746)
Interest income and other (expense), net	7,981	5,253	4,055
Equity in net loss of minority investee	—	(500)	(1,395)

Loss from continuing operations	(31,175)	(30,870)	(49,086)
Discontinued operations:
Loss from discontinued operations	(2,771)	(1,586)	(2,769)
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	—	61,197

Income (loss) from discontinued operations	(2,771)	(1,586)	58,428

Net income (loss)	(33,946)	(32,456)	9,342
Subsidiary preferred stock accretion	—	(1,279)	(1,000)

Income (loss) applicable to common stockholders	$(33,946)	$(33,735)	$8,342

Basic and diluted income (loss) per share:
Continuing operations	$(0.93)	$(0.89)	$(1.40)
Discontinued operations	$(0.08)	$(0.05)	$1.66
Applicable to common stockholders	$(1.01)	$(0.98)	$0.24
Shares used in basic and diluted per share calculations	33,582	34,519	35,176

(1) Stock compensation expense related to the following:
Research and development	$4,674	$1,514	$292
General and administrative	1,576	477	63

	$6,250	$1,991	$355

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2002	34,026,414	$3	$389,607	$(339)	$(8,509)	$1,698	$(128,726)	$253,734
Issuance of common stock upon exercise of options for cash and for services rendered	291,869	—	1,924	—	—	—	—	1,924
Issuance of common stock under employee stock purchase plan	130,880	—	1,116	—	—	—	—	1,116
Issuance of common stock under 401(k) employer matching contribution	70,953	—	677	—	—	—	—	677
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	92	—	(22)	—	—	70
Repurchase of common stock	(15,669)	—	(10)			—	—	(10)
Payments of stockholder notes	—	—	—	339	—	—	—	339
Amortization of deferred compensation, net of $85,000 reversed for terminated employees	—	—	85	—	6,095	—	—	6,180
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(33,946)	(33,946)
Currency translation adjustment	—	—	—	—	—	585	—	585
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	—	—	(1,470)	—	(1,470)

Comprehensive loss								(34,831)

Balance at December 31, 2002	34,504,447	3	393,491	—	(2,436)	813	(162,672)	229,199
Issuance of common stock upon exercise of options for cash and for services rendered	299,447	—	1,853	—	—	—	—	1,853
Issuance of common stock under employee stock purchase plan	99,441	—	608	—	—	—	—	608
Issuance of common stock under 401(k) employer matching contribution	48,356	—	522	—	—	—	—	522
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	46	—	—	—	—	46
Repurchase of common stock	(41,892)	—	(17)	—	—	—	—	(17)
Subsidiary preferred stock accretion	—	—	(1,279)	—	—	—	—	(1,279)
Amortization of deferred compensation	—	—	(258)	—	2,185	—	—	1,927
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(32,456)	(32,456)
Currency translation adjustment	—	—	—	—	—	(1,975)	—	(1,975)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(204)	—	(204)

Comprehensive loss								(34,635)

Balance at December 31, 2003	34,909,799	3	394,966	—	(251)	(1,366)	(195,128)	198,224
Issuance of common stock upon exercise of options for cash and for services rendered	631,372	—	4,382	—	—	—	—	4,382
Issuance of common stock under employee stock purchase plan	62,700	—	411	—	—	—	—	411
Issuance of common stock under 401(k) employer matching contribution	39,241	—	443	—	—	—	—	443
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	117	—	—	—	—	117
Repurchase of common stock	(6,779)	—	(5)	—	—	—	—	(5)
Subsidiary preferred stock accretion	—	—	(1,000)	—	—	—	—	(1,000)
Amortization of deferred compensation	—	—	—	—	251	—	—	251
Components of comprehensive loss:
Net income	—	—	—	—	—	—	9,342	9,342
Currency translation adjustment	—	—	—	—	—	(126)	—	(126)
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	—	—	(698)	—	(698)

Comprehensive income								8,518

Balance at December 31, 2004	35,636,333	$3	$399,314	$—	$—	$(2,190)	$(185,786)	$211,341

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2003	2004
Operating activities
Net income (loss)	$(33,946)	$(32,456)	$9,342
Loss from discontinued operations	2,771	1,586	2,769
Gain on sale of discontinued operations	—	—	(61,197)

Loss from continuing operations	(31,175)	(30,870)	(49,086)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,178	6,050	6,160
Amortization of intangible assets	1,144	698	—
Equity in losses of minority investee	—	500	1,395
Non-cash stock compensation	6,835	1,929	696
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	1,285	335	567
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,897	(197)	1,793
Prepaid expenses and other current assets	(2,303)	(285)	(1,482)
Deposits and other assets	(374)	909	(216)
Accounts payable	(1,958)	159	113
Accrued compensation	153	154	2,885
Accrued program termination costs	—	—	2,209
Other accrued liabilities	243	(2,431)	234
Taxes payable	—	—	921
Deferred revenue	(2,381)	(20)	(538)

Net cash used in operating activities	(19,456)	(23,069)	(34,349)

Investing activities
Purchases of available-for-sale securities	(140,462)	(194,190)	(166,482)
Maturities of available-for-sale securities	164,943	184,009	143,813
Investment in minority investee	—	(500)	(1,395)
Acquisition of property and equipment	(4,595)	(3,098)	(2,559)
Proceeds from the sale of Verdia	—	—	61,197

Net cash provided by (used in) investing activities	19,886	(13,779)	34,574

Financing activities
Repayments under equipment financing obligation	(623)	(617)	(445)
Borrowings under equipment financing obligation	—	—	2,696
Minority investment	20,000	(69)	9,970
Payments received on promissory notes	339	—	—
Proceeds from issuance of common stock	1,836	2,675	4,335

Net cash provided by financing activities	21,552	1,989	16,556

Cash provided from (used for) discontinued operations	(13,090)	(607)	2,863

Effect of exchange rate changes on cash and cash equivalents	1,320	(1,781)	(582)

Net increase (decrease) in cash and cash equivalents	10,212	(37,247)	19,062
Cash and cash equivalents at beginning of period	48,388	58,600	21,353

Cash and cash equivalents at end of period	$58,600	$21,353	$40,415

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated in Delaware on May 7, 1996. The Company is a biotechnology company focused on using its protein optimization and modification technologies to create and develop novel therapeutic and industrial products. The Company is a leader in the field of directed molecular evolution, a process by which genes are modified for specific commercial uses. The Company’s technologies bring together advances in molecular biology and protein modification to help create novel biotechnology products.

The Company will require additional financial resources to complete the development and commercialization of its product candidates. Management plans to continue to finance the Company primarily through issuances of equity securities, collaborative research and development arrangements, government grants, and debt financing.

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark), which was acquired by the Company in August 2000 and Maxygen Holdings Ltd. (Cayman Islands), as well as its consolidated subsidiary, Codexis, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial results of Verdia, Inc. prior to its sale on July 1, 2004 are reflected as discontinued operations.

The Company’s ownership in Codexis as of December 31, 2004 was approximately 51.4%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company records minority interest in the Consolidated Financial Statements to account for the ownership interest of the minority owner. As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, the Company’s voting rights in Codexis have been reduced below 50%. As a result, as of the date upon which such rights fell below 50%, the Company will no longer consolidate the financial results of Codexis. The Company expects that its investment in Codexis will, as of such date, be accounted for under the equity method.

On September 13, 2002, Codexis sold $15 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of series B convertible preferred stock to unrelated investors. The Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of series B convertible preferred stock (excluding the series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million and $1.0 million for the years ended December 31, 2003 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of series B convertible preferred stock outstanding at December 31, 2004, and the total redemption value of these outstanding shares was $26.6 million and $27.8 million at December 31, 2003 and 2004, respectively; the total redemption value less the redemption value relating to Maxygen’s shares is included in minority interest on the Consolidated Balance Sheets.

The Company’s investment in Avidia Research Institute, formed by the Company and several outside investors in July, 2003, in which the Company has an equity interest of 45.9%, is being accounted for under the equity method of accounting.

Foreign Currency Translation

The functional currency of Maxygen ApS is the Danish kroner. Assets and liabilities of Maxygen ApS are translated at current exchange rates, except for property, plant and equipment, equity and retained earnings (deficit), which are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates in effect during the period. Gains and losses from currency translation are included in accumulated other comprehensive loss. Currency transaction gains or losses are included in interest income and other (expense), net.

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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and other (expense), net. Realized gains and losses and declines in value deemed to be other-than-temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income and other (expense), net.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company addresses certain foreign currency financial exposures through a program of risk management that includes the use of derivative financial instruments. To date the Company has only entered into foreign currency forward exchange contracts generally expiring within two years from the date of purchase to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The Company accounts for derivative instruments under the provisions, of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships.

All derivatives are recognized on the balance sheet at their fair value based on quoted market prices for similar instruments. The Company has designated its derivatives as foreign currency cash flow hedges. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign currency cash flow hedges are recorded in accumulated other comprehensive loss until the associated hedged transaction impacts earnings.

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS’ research and development expenses. All foreign currency contracts are denominated in Danish kroner. During 2002, forecasted cash flow exceeded the actual cash required by Maxygen ApS. As a result, net gains of $293,000 on foreign currency forward contracts were recorded in interest income and other, net, as a result of the appreciation of the Danish kroner against the US dollar. There were no outstanding foreign currency contracts as of December 31, 2003. At December 31, 2004, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $5.8 million.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A portion of the Company’s accounts receivable balance at December 31, 2003 and 2004 consisted of balances due from

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

Property and Equipment

Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Goodwill and Other Intangible Assets

In connection with the Maxygen ApS acquisition, the Company allocated $26.2 million to goodwill and other intangible assets. Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. In accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company reviews its long-lived assets (including goodwill) for impairment at least annually based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2002, 2003 or 2004.

The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Once it is established, the Company must test goodwill annually for impairment using a two-step process as required by SFAS No. 142. In addition, in certain circumstances, the Company must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When the Company conducts its impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include existing product portfolio, product development cycle, development expenses, potential royalties and product sales, costs of goods and selling expenses and overall product lifecycle. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other external events, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.

Long-Lived Assets

The Company reviews long-lived assets including intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposition is less than its carrying amount. The amount of the impairment loss, if any, is determined using discounted cash flows. In assessing the recoverability of long-lived assets, including intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Revenue Recognition

The Company recognizes revenue from multiple element arrangements under collaborative research agreements, which include license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Revenue related to collaborative research payments with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in each respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

The Company receives royalties from licensees, which are typically based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

The Company has been awarded grants from the Defense Advanced Research Projects Agency (“DARPA”), National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command for various research and development projects. The terms of each of these grant agreements are three years with various termination dates, the last of which is September 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Research and Development Expenses

Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not track fully burdened research and development costs or capital expenditures by project. However, the Company does estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by, on the one hand, the Company’s collaborators and government grants and, on the other hand, projects funded by Maxygen.

The following table presents the Company’s approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2002	2003	2004
Collaborative projects funded by third parties	$20,461	$12,505	$11,344
Internal projects	29,193	31,930	41,950

Total	$49,654	$44,435	$53,294

As the Company does not track fully burdened research and development costs by project, the expense figures are comprised of the number of hours expended in each category multiplied by the approximate cost per hour of research and development effort. In addition, project-specific external costs are added to these costs.

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. In 2002, 2003 and 2004, the Company recognized stock compensation expense related to certain other stock option grants. See Note 9.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year ended December 31,
	2002	2003	2004
Net income (loss), as reported	$(33,946)	$(32,456)	$9,342
Add: Stock based employee compensation cost included in the determination of net loss as reported	5,744	1,909	236
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(26,920)	(15,623)	(10,240)

Pro forma net loss	$(55,122)	$(46,170)	$(662)

Net income (loss) per common share:
Basic and diluted—as reported	$(1.01)	$(0.94)	$0.27

Basic and diluted—pro forma	$(1.64)	$(1.34)	$(0.02)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. The Company’s employee stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options. The Black-Scholes weighted average estimated fair values of stock options granted during the years ended December 31, 2002, 2003 and 2004 were $5.81, $4.30 and $4.93 per share, respectively.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

As of July 1, 2005 the Company is required to adopt FASB Statement No. 123(R) and will begin to account for its stock-based employee compensation using fair value based accounting (see “Recent Accounting Pronouncements” below).

Income (Loss) Per Common Share

Basic and diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Year ended December 31,
	2002	2003	2004
Income (loss) applicable to common stockholders	$(33,946)	$(33,735)	$8,342

Basic and diluted:
Weighted-average shares of common stock outstanding	34,262	34,734	35,177
Less: weighted-average shares subject to repurchase	(680)	(215)	(1)

Weighted-average shares used in computing basic and diluted Income (loss) per share	33,582	34,519	35,176

Basic and diluted income (loss) per common share	$(1.01)	$(0.98)	$0.24

In accordance with FAS 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted income (loss) per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted income (loss) per share, prior to application of the treasury stock method for options, was approximately 8,830,000 at December 31, 2002, 9,605,028 at December 31, 2003 and 8,910,876 at December 31, 2004.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2002	2003	2004
Unrealized gain on available-for-sale securities	$361	$200	$5
Unrealized losses on available-for-sale securities	(39)	(82)	(585)
Foreign currency translation adjustments	283	(1,484)	(2,306)
Changes in foreign currency contracts	208	—	696

Accumulated other comprehensive loss	$813	$(1,366)	$(2,190)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or revised interpretations issued by the FASB in December 2003. However, the revised interpretations must be applied no later than the first quarter of fiscal year 2004. Variable interest entities created after January 1, 2004 must be accounted for under the revised interpretations. There has been no material impact to the Company’s financial statements from potential variable interest entities created after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Effective for years ending after December 15, 2003, EITF 03-01 requires certain disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.

In November 2004 the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01; this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure requirement of this guidance remains in effect. The Company does not expect EITF 03-01 to significantly impact its results of operations or financial position but will reassess the impact once the rules are finalized.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123 using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, levels of share-based payments granted in the future, when employees exercise stock options and if and when the Company becomes profitable.

2.	Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$21,353	$—	$—	$21,353
Corporate debt obligations	162,777	195	(82)	162,890
U.S. government agency securities	7,620	5	—	7,625

Total	191,750	200	(82)	191,868
Less amounts classified as cash equivalents	(21,353)	—	—	(21,353)

Total investments	$170,397	$200	$(82)	$170,515

The Company’s cash equivalents and investments as of December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$37,505	$—	$—	$37,505
Corporate debt obligations	164,959	2	(536)	164,425
U.S. government agency securities	16,586	—	(23)	16,563
Commercial paper	14,423	3	(26)	14,400

Total	233,473	5	(585)	232,893
Less amounts classified as cash equivalents	(40,415)	—	—	(40,415)

Total investments	$193,058	$5	$(585)	$192,478

Realized gains or losses on the sale of available-for-sale securities for 2002, 2003 and 2004 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $1.5 million in 2002, $204,000 in 2003 and $698,000 in 2004. The Company intends to hold the securities until maturity and therefore does not believe any of the unrealized losses are other than temporary.

At December 31, 2004 the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$179,419	$178,883
Due after one year through two years	13,639	13,595

	$193,058	$192,478

3.	Collaborative Agreements

The Company had seventeen collaborations that generated revenue during 2002, 2003 and/or 2004. These agreements typically include up-front licensing fees, technology advancement fees and research funding, as well

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require the Company to devote a specified number of full-time equivalent employees to the research efforts over defined research terms ranging from three to five years. Total revenue recognized under these collaboration agreements was $24.8 million in 2002, $20.6 million in 2003 and $14.3 million in 2004.

The following table represents the percentage of the Company’s total revenue that has been recognized pursuant to the Company’s largest non-grant collaborations:

	December 31,
	2002	2003	2004
Partner A	—	12.2%	35.0%
Partner B	5.6%	9.1%	13.4%
Partner C	9.2%	11.5%	2.2%
Partner D	21.7%	4.8%	3.0%
Partner E	18.0%	8.8%	—
Partner F	7.3%	13.3%	—

No other collaborator has comprised more than 10% of revenue in any period presented. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also purchased equity securities in the Company or one of its subsidiaries. The Company’s collaboration agreements that generated revenue in 2002, 2003 and/or 2004 are summarized below.

Pfizer II

On July 26, 2004, Codexis entered into a multi-year collaborative research agreement and a license agreement with Pfizer to discover and develop biocatalysts, and associated processes that use such biocatalysts, in the manufacture of pharmaceutical products for Pfizer. Under the terms of these agreements, Pfizer provided Codexis an upfront technology access fee and is entitled to receive research funding over a multi-year period. Codexis is also eligible to receive milestone payments, a license fee if Pfizer exercises its option to acquire a non-exclusive worldwide license to certain Codexis gene shuffling technologies, and royalties.

Concurrent with the execution of the multi-year collaborative research agreement and the license agreement, Codexis and Pfizer also entered into a stock purchase agreement in which Pfizer purchased from Codexis series C convertible preferred stock for gross proceeds of approximately $10 million.

Sandoz

In October 2003, Codexis and Sandoz entered into a research collaboration to develop an improved synthesis of one of Sandoz’s key active pharmaceutical compounds using Codexis’ MolecularBreeding directed evolution platform. Under the terms of the agreement, Codexis received upfront payments and research and development funding. Codexis is entitled to receive future research and development funding and is eligible for milestone and royalty payments. Codexis has granted Sandoz exclusive commercialization rights to the improved process for the specific pharmaceutical product.

Roche

In May 2003, the Company formed a broad strategic alliance with F. Hoffmann-La Roche Ltd. (“Roche”) to collaborate on the global development and commercialization of the Company’s portfolio of next-generation interferon alpha and beta variants for a wide range of indications. The collaboration will initially focus on the

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development of lead candidates for the treatment of hepatitis B virus (“HBV”) and hepatitis C virus (“HCV”) infection that have been designed by the Company to have novel and superior efficacy compared to currently marketed interferon alpha products.

Roche has licensed from the Company worldwide commercialization rights to specific novel interferon product candidates for the treatment of HBV and HCV infection. The Company received an initial payment and is entitled to research and development funding for the first two years of the collaboration. The Company is also entitled to receive option fees. In addition, the Company is eligible to receive milestone payments and royalties based on product sales.

The alliance also provides the companies with the option to expand the collaboration to develop other novel interferon alpha and beta products specifically tailored for indications outside of the treatment of HBV and HCV infection, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases such as HIV infection. The Company retains the right to develop such products while Roche may elect to acquire worldwide license and commercialization rights to these product candidates. The Company also has the option to co-develop in the United States any product to which Roche acquires a license in exchange for profit sharing or an increased royalty rate.

Cargill

In May 2003, Codexis announced that it had entered into a multi-year collaboration with Cargill to develop a novel biochemical platform that may enable production of a broad range of specialty chemicals, polymers and other agricultural raw materials. Building on metabolic pathways developed by Cargill, Codexis will use its proprietary technologies to enhance the production of 3-hydroxypropionic acid (3-hp) from carbohydrate raw material. Cargill and the U.S. Department of Energy will each contribute to research and development funding for three years at Codexis. Codexis is also eligible for milestone and royalty payments from products commercialized by Cargill.

Rio Tinto

In February 2003, Codexis extended its collaboration with Technological Resources Pty Limited, a wholly-owned subsidiary of Rio Tinto Corporation plc, one of the world’s leading mining companies, which was entered into in January 2000. The collaboration is focused on developing enzymatic systems to increase the efficiency of carbon dioxide fixation in connection with the combustion of fossil fuels and for other purposes. Increased efficiency could play a significant role in the reduction of CO2 emissions. In connection with the collaboration, we have received research and funding payments and technology advancement fees. Codexis and Rio Tinto will also each share revenues with the other from certain products or processes that are commercialized by the other. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The collaboration ended in May 2004.

Eli Lilly

In January 2003, Codexis entered into a multi-year collaboration with Eli Lilly and Company focused on the development of improved fermentations for several of Eli Lilly’s natural product drugs. Under the terms of the collaboration, Eli Lilly has provided Codexis with up-front technology access funding and research funding. In December 2004, Codexis received notice from Eli Lilly that pursuant to its rights under the agreement, Eli Lilly had decided to terminate the multi-year collaboration agreement effective January 2005.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cargill Dow LLC

In March 2002, the Company established a collaboration with Cargill Dow LLC, to research and develop a novel process for the production of lactic acid. The goal of the collaboration is to further improve Cargill Dow’s novel low-cost process for the production of lactic acid from natural sugars derived from annually renewable resources, such as corn. Under the terms of the collaboration, the Company received technology access payments and research funding and may receive research and commercialization milestones. Codexis is entitled to receive royalties on any sales of products manufactured using its technologies. Cargill Dow has worldwide commercialization rights for products generated from any improved production process developed in the collaboration. This agreement was assigned to Codexis in connection with Codexis’ capitalization in March 2002. The funded research term of this collaboration ended in December 2002.

Aventis Pasteur

In November 2001, the Company established a three-year collaboration with Aventis Pasteur to develop improved vaccines for a specific undisclosed target. Under the terms of the agreement, the Company has received license fees and research and development funding. The Company is entitled to receive potential milestone payments based on success-based milestones, clinical trials, regulatory approvals and commercial sales and royalty payments on product sales. Aventis Pasteur will receive exclusive worldwide rights to commercialize the vaccines developed in the collaboration. The funded research term of this collaboration ended in November 2004.

InterMune, Inc.

In September 2001, Maxygen Holdings Ltd. entered into a three-year license and collaboration agreement with InterMune, Inc. (“InterMune”) to develop and commercialize novel, next-generation interferon gamma products. Under the terms of the agreement, InterMune has taken product candidates developed by the Company into pre-clinical development. InterMune has funded and will continue to fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the collaboration agreement, the Company received up-front license fees and research and development funding and is entitled to receive potential development and commercialization milestone payments. In addition, the Company is entitled to receive royalties on product sales, if any. The funded research term of this collaboration ended in June 2004.

ALK-Abelló A/S

In February 2001, the Company established a three-year collaboration with ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, Denmark, to research and develop novel recombinant therapeutics for the treatment of specific allergies. The Company is collaborating with ALK-Abelló to create therapies for treating specific allergies, including allergies to house dust mites and grasses, which are the cause of many common allergies. Under the terms of the collaboration, the Company received license fees, technology access fees and research and development funding. The Company may also be entitled to receive potential milestone payments and royalties on any product sales. The funded research term of this collaboration ended in February 2004.

International AIDS Vaccine Initiative

In February 2001, the Company established a three-year collaboration with the International AIDS Vaccine Initiative and DBLV, LLC, an entity established and funded by the Rockefeller Foundation to develop novel HIV vaccines. Under the agreement, DBLV has provided research and development funding to the Company to

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expand the Company’s ongoing program in HIV vaccine development. The Company retains all rights to commercialize the HIV vaccine candidates made in the research program in all developed countries of the world, as well as in certain markets in the developing world. The funded research term of this collaboration ended in February 2004.

Hercules Incorporated

In November 2000, the Company entered into a four-year collaboration with Hercules Incorporated (“Hercules”) focused on developing high value specialty chemicals via custom-made biological catalysts. Under the terms of the collaboration, the Company received research funding, technology access fees, and license fees. The collaboration was focused on a number of high revenue-generating products in Hercules’ core business. This agreement was assigned to Codexis in connection with its capitalization in March 2002. Codexis terminated this collaboration agreement in January 2003 in exchange for a termination payment of $2.5 million and assignment of all program technology to Codexis.

Chevron Research and Technology Co.

In October 2000, the Company entered into a three-year collaboration with Chevron Research and Technology Co. (“Chevron”) to develop novel bioprocesses for specific petrochemical products. Under the terms of the agreement, the Company received license fees, research funding and technology access fees. In addition, the Company may receive potential milestones and product royalties, if any. Chevron will receive worldwide commercialization rights. This agreement was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in January 2004.

H. Lundbeck A/S

In September 2000, Maxygen ApS, a wholly-owned subsidiary of the Company, entered into a three-year collaborative research and development agreement with H. Lundbeck A/S (“Lundbeck”), to develop an improved interferon beta pharmaceutical product that could be used for central nervous system diseases, including multiple sclerosis. Under the terms of the agreement, the Company received research and development funding and license fees. As a result of the strategic prioritization of Lundbeck’s portfolio and the Company’s growing focus and expertise in the development of type I interferons, in October 2003, the companies agreed to terminate the research program and transfer to Maxygen all rights held by Lundbeck with regard to the improved interferon beta. In November 2004 the Company substantially terminated its interferon beta program.

Pfizer I

In September 2000, the Company extended a May 1998 agreement with Pfizer Inc. in the area of biochemical manufacturing of a specific pharmaceutical product. Under the 1998 agreement, the Company improved the selectivity of the biosynthetic pathway that is critical to the manufacture of Pfizer’s product, and delivered an improved pathway that is currently in commercial operation at Pfizer. In the expanded collaboration, commercial terms were agreed upon for the improved process, with success earning us research and commercial milestones as well as a percentage of all manufacturing cost savings once the optimized commercial process is scaled up at Pfizer. In September 2002 Codexis announced that it had received its first commercial payment in connection with the collaboration. To date, the Company has received two milestone payments for developing the improved second-generation manufacturing process. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in March 2002.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gist-Brocades N.V.

In March 1999, the Company entered into a three-year collaborative research and license agreement with Gist-Brocades N.V., a subsidiary of DSM N.V. (“DSM”) to utilize the Company’s technologies to develop certain novel enzymes involved in the manufacture of certain classes of antibiotics. Under the terms of the agreement, the Company received research funding and may receive royalties from the commercialization of any enzymes developed through the Company’s technology. DSM will receive worldwide commercialization rights. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in June 2002.

Novozymes

In September 1997, the Company entered into a five-year license and collaboration agreement with Novo Nordisk A/S (now known as “Novozymes”) to use the Company’s MolecularBreeding directed evolution platform to develop products in specific industrial enzyme fields. In November 2001, the companies expanded the market areas addressed by the existing industrial enzymes collaboration. Under the terms of the expanded relationship, Novozymes is licensed to use the Company’s MolecularBreeding directed evolution platform for additional industrial enzyme applications. The Company received research funding, certain minimum royalty payments, and may receive royalty payments on the sales of products developed under the agreement and on the sale of products in the expanded industrial enzyme market areas, if any. This collaboration was assigned to Codexis in connection with its capitalization in March 2002. The funded research term of the collaboration ended in December 2003.

4.	Technology Licenses and Research Agreements

The Company has entered into several research agreements to fund research at universities and other research collaborators. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $3.5 million in 2002, $2.3 million in 2003 and $1.3 million in 2004.

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2004
Leasehold improvements	$6,457	$6,526
Machinery and laboratory equipment	17,499	18,144
Computer equipment and software	2,369	2,650
Furniture and fixtures	1,211	1,211

	27,536	28,531
Less accumulated depreciation and amortization	(16,027)	(20,854)

Property and equipment, net	$11,509	$7,677

6.	Equipment Financing

In June 1999, the Company entered into an equipment financing agreement for up to $2.0 million of equipment purchases with a financing company. In July 1999 through May 2000, the Company financed $2.0

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in equipment purchases structured as loans. The equipment loans were to be repaid over 48 months at interest rates of 11.73% to 12.78% and were secured by the related equipment. During the first six months of the loan terms, the payments consisted of interest only. As of December 31, 2004, these equipment financing arrangements had been repaid in full.

In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. The financing agreement expires on March 31, 2005. The equipment loans will be repaid over 48 months from the date of each drawdown at an interest rate tied to the prime lending rate at the time of each drawdown. The loans are secured by the related equipment. In connection with this financing agreement, Codexis issued to the financing company, a warrant to purchase 46,176 shares of Codexis’ common stock at $0.40 per share which was expensed upon issuance. As of December 31, 2004 Codexis had outstanding loan balances totaling $2.3 million. Any obligations under this equipment financing agreement are solely obligations of Codexis and repayments are to be made solely from assets of Codexis.

At December 31, 2004, Codexis’ future principal payments under the equipment financing arrangements were as follows (in thousands):

Year ending December 31,
2005	$555
2006	609
2007	669
2008	473

$2,306

7.	Commitments

The Company has entered into various operating leases for its facilities, certain computer equipment and service agreements and several contract manufacturing arrangements. The leases expire on various dates in 2005 through 2011. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The computer equipment and service agreements and contract manufacturing arrangements expire on various dates in 2005 through 2006.

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year ending December 31,
2005	$6,793
2006	2,959
2007	1,323
2008	893
2009	916
Thereafter	1,019

$13,903

Total rent expense was $4.9 million in 2002, $4.7 million in 2003 and $4.0 million in 2004.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Codexis, Inc.

The Company’s chemicals business is operated through its consolidated subsidiary Codexis, Inc. Codexis was incorporated in January 2002, and the Company’s chemicals business was contributed to Codexis in March 2002 in exchange for all the capital stock of Codexis. Prior to its establishment as an independent company, Codexis was the chemicals business unit of the Company, which had been operating since 1997. Codexis’ financial position and results of operations are included in the Company’s “Chemicals” segment (see Note 13).

Summary financial data for Codexis is presented below for the years ended December 31, 2003 and 2004 (in thousands):

	For the year ended December 31,
	2003	2004
Total revenues	$8,425	$4,720
Total operating expenses	$15,712	$18,028
Interest income and other	$301	$112
Net loss	$(6,986)	$(13,196)

	December 31,
	2003	2004
Cash, cash equivalents and investments	$15,430	$17,248
Other current assets	1,626	750
Property and equipment, net	3,242	3,225
Other assets	—	1,510

Total assets	$20,298	$22,733

Total liabilities	$2,452	$8,060
Redeemable convertible series B preferred stock	26,529	27,779
Stockholders’ deficit	(8,683)	(13,106)

Total liabilities and equity	$20,298	$22,733

9.	Stockholders’ Equity

Codexis Redeemable Convertible Preferred Stock

On September 13, 2002, Codexis sold $15 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of series B convertible preferred stock to unrelated investors. Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of this series B convertible preferred stock (excluding the series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, Maxygen has recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $1.3 million and $1.0 million for the

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2003 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Codexis had 8,101,101 shares of this series of convertible preferred stock outstanding at December 31, 2004, and the redemption value of the outstanding shares was $26.6 million and $27.8 million at December 31, 2003 and 2004, respectively and is expected to be $29.1 million, $30.3 million, $31.6 million, and $32.8 million at the end of 2005, 2006, 2007, and 2008, respectively.

Codexis Convertible Preferred Stock

In July 2004, in conjunction with entry into a research collaboration between Codexis and Pfizer, Pfizer purchased $10 million of series C convertible preferred stock. This series of convertible preferred stock does not have a redemption provision.

Maxygen Preferred Stock

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

All eight affected employees accepted the exchange offer and were granted new Codexis stock options on May 16, 2003 with exercise prices of $0.40 per share representing the fair value of Codexis’ common stock on the date of grant. The new options were granted under the terms and conditions of the Codexis 2002 Stock Plan.

The total number of shares underlying Maxygen options terminated under the exchange offers was 381,128. The total number of shares underlying Codexis options granted under the exchange offers was 983,000. The average exercise price per share of the Maxygen options that were cancelled was $20.80.

Codexis 2002 Stock Plan

Codexis maintains the Codexis 2002 Stock Plan (“Codexis Stock Plan”) under which the board of directors of Codexis may issue incentive stock options to employees, including officers and members of the board of directors who are also employees of the Codexis or any parent or subsidiary of Codexis, and nonstatutory stock options (options that do not qualify as incentive options) and/or restricted stock of Codexis to employees,

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers, directors or consultants of Codexis or any parent or subsidiary. Options granted under the Codexis Stock Plan expire no later than 10 years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair value on the date of grant, as determined by the board of directors. If, at the time Codexis grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Codexis, the option price shall be at least 110% of the fair value. Except in the case of certain options granted to officers, directors and consultants, options typically vest over a five-year period at a rate of no less than 20% per year but may be granted with different vesting terms. Except in the case of restricted stock purchased by officers, directors and consultants, restricted stock will generally be subject to a Codexis right of repurchase that will lapse over a five-year period at a rate of no less than 20% per year but may be sold subject to a Codexis right of repurchase with a different lapse rate. As of December 31, 2004, Codexis had reserved 3,000,000 shares of common stock for issuance under the Codexis Stock Plan. As of December 31, 2004, the Codexis Stock Plan had 2,617,775 shares of Codexis common stock available to be issued upon exercise of outstanding options at a weighted-average exercise price of $0.41 per share. It also had 235,377 shares of Codexis common stock remaining available for future issuance.

Codexis accounts for stock option grants under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25). The Company did not recognize any expense for options granted by Codexis as all of the requirements for a non-compensatory plan under APB 25 were satisfied as of the date of grant. Further, the per share exercise prices of the options granted by Codexis were set at the fair market value of the underlying stock on the date of the grant. The fair market value of the underlying Codexis common stock was determined by the Codexis Board of Directors on the applicable dates of grant. The Board determined the fair market value after the consideration of a number of factors, including Codexis’ scientific, product development and business development progress, the overall financing environment for emerging companies at the applicable time, the completion and price of Codexis’ Series B preferred stock financing in October 2002, the completion and price of Codexis’ Series C preferred stock sale of Pfizer in July 2004, and the rights and privileges of the preferred stock versus the common stock underlying the options. The Codexis Board’s analysis also included consideration of the aggregate liquidation preference held by holders of Codexis preferred stock over holders of Codexis common stock.

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan but beginning in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) yearly contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Company common stock as of each June 30 and December 31. All matching contributions vest immediately. The Company may discontinue such matching contributions at any time. The fair value of the Company’s matching contribution to the 401(k) Plan was $677,000 in 2002, $522,000 in 2003 and $443,000 in 2004.

1997 Stock Option Plan

The Company’s stockholders approved the 1997 Stock Option Plan (the “1997 Plan”) on March 30, 1997 and approved amendments to the 1997 Plan on May 25, 2000 and May 31, 2002. Pursuant to the 1997 Plan, the

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

board of directors may issue incentive stock options to employees, including officers and members of the board of directors who are also employees, and nonqualified stock options to employees, officers, directors, consultants, and advisors of the Company. No options may be granted under the 1997 Plan after March 1, 2007. Under the 1997 Plan, incentive options to purchase Company common stock may be granted to employees at prices not lower than fair value on the date of grant, as determined by the board of directors. Nonstatutory options (options that do not qualify as incentive options) may be granted to key employees, including directors and consultants, at prices not lower than 85% of fair value on the date of grant (110% in certain cases), as determined by the board of directors. The maximum term of the options granted under the 1997 Plan is ten years. Options generally vest over four years (generally vesting at a rate of 25% at the end of each year for grants made prior to January 1, 2002 and for grants made after January 1, 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter). In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The 1997 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the board of directors. At December 31, 2004, 4,019,005 shares remained available for future option grants under the 1997 Plan.

1999 Nonemployee Directors Stock Option Plan

The Company’s stockholders approved the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”) on December 14, 1999. The Directors’ Plan reserves a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a Company director is automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director is automatically granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan is equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan vests as to 25% of the shares subject to the option at the end of each year. Each subsequent grant generally vests in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2004, 165,000 shares remained available for future option grants under the Directors’ Plan.

2000 International Stock Option Plan

The board of directors adopted the 2000 International Stock Option Plan (the “International Plan”) on April 10, 2000 and amended it on March 1, 2001. The International Plan has not been approved by the Company’s stockholders as no such approval is required. Under the International Plan the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of the Company. No options may be granted under the International Plan after April 10, 2010. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made in 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2004, 1,560,609 shares remained available for future option grants under the International Plan.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Non-Officer Employee Stock Option Plan

The board of directors adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) on December 6, 2000. The Non-Officer Plan has not been approved by the Company’s stockholders as no such approval is required. Under the Non-Officer’s Plan the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. No options may be granted under the Non-Officer Plan after December 6, 2010. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options vest and become exercisable pursuant to a vesting schedule, generally either at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made after January 1, 2002, one installment of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The Non-Officer Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2004, 991,547 shares remained available for future option grants under the Non-Officer Plan.

Activity under the 1997 Plan, the Directors’ Plan, the International Plan and the Non-Officer Plan (collectively, the “Plans”) was as follows:

		Options Outstanding
	Shares Available	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at December 31, 2001	1,433,378	7,301,472	$27.29
Shares authorized	4,315,214	—	—
Options granted	(3,106,550)	3,106,550	$10.75
Options exercised	—	(172,189)	$4.25
Options canceled	1,804,508	(1,804,508)	$25.82

Balance at December 31, 2002	4,446,550	8,431,325	$21.98
Shares authorized	1,837,203	—	—
Options granted	(2,897,869)	2,897,869	$8.51
Options exercised	—	(223,054)	$5.38
Options canceled	1,542,875	(1,542,875)	$24.50

Balance at December 31, 2003	4,928,759	9,563,265	$17.79
Shares authorized	1,855,849	—	—
Options granted	(1,567,791)	1,567,791	$10.07
Options exercised	—	(700,831)	$7.12
Options canceled	1,519,344	(1,519,344)	$18.40

Balance at December 31, 2004	6,736,161	8,910,881	$17.19

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and exercisable under the Plans at December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.20–$0.30	202,750	3.2	$0.27	202,750	$0.27
$0.50–$0.75	252,642	4.6	$0.72	252,642	$0.72
$6.74–$9.95	2,788,024	8.3	$7.92	1,277,056	$7.39
$10.22–$15.75	3,808,062	7.6	$11.84	2,259,112	$12.44
$15.84–$21.56	345,125	6.5	$17.77	265,611	$17.78
$24.23–$32.00	393,815	5.9	$29.73	392,908	$29.75
$41.81–$62.00	1,044,463	5.5	$55.59	984,835	$55.61
$65.19–$81.00	25,000	5.3	$65.19	25,000	$65.19
$162.50	51,000	5.2	$162.50	51,000	$162.50

	8,910,881	7.3	$17.19	5,710,914	$20.82

Options exercisable at December 31, 2002 and 2003 were 3,055,050 and 5,112,140, respectively.

The weighted-average grant date fair value of options granted was $5.81 in 2002, $4.30 in 2003, and $4.93 in 2004.

1999 Employee Stock Purchase Plan

The Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The Purchase Plan will terminate in September 2019, unless terminated earlier in accordance with the provisions of the Purchase Plan. The initial offering period commenced on December 16, 1999 and the first purchase under the Purchase Plan occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2002, 2003 and 2004, 130,880 shares, 99,441 shares and 62,700 shares of common stock were purchased pursuant to the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the year was $3.74 in 2002, $3.06 in 2003, and $1.02 in 2004. At December 31, 2004, 732,968 shares remained available for purchase under the Purchase Plan.

Fair value disclosures

Pro forma net loss information is required to be disclosed by SFAS Statement 123 and has been determined as if the Company has accounted for its employee stock options and common stock purchase rights under the fair market value method of that statement.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2002, 2003 and 2004 the Company calculated the fair value using the Black-Scholes option pricing model. The following assumptions were used:

	2002	2003	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate range—Options	2.6% to 4.4%	1.84% to 2.81%	2.75% to 3.51%
Risk-free interest rate range—ESPP	1.7% to 4.1%	3.33% to 5.28%	2.75% to 4.45%
Expected life—Options	4 years	4 years	4 years
Expected life—ESPP	0.7 years	0.7 years	0.9 years
Expected volatility	0.7	0.6	0.6

Options granted to consultants are periodically re-valued as they vest in accordance with SFAS Statement 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 2002: estimated volatility of 0.7, risk-free interest rates of 4.4% to 5.6%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2003: estimated volatility of 0.6, risk-free interest rates of 4.0% to 5.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2004: estimated volatility of 0.6, risk-free interest rates of 4.0% to 5.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The Company recorded total compensation expense of $70,000 in 2002 , $57,000 in 2003 and $48,000 in 2004 related to the Black-Scholes revaluation of options grants to consultants. Stock compensation expense relating to the acceleration of stock options was immaterial for 2002, 2003 and 2004.

During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $2.6 million, $2.4 million and $19.5 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and was amortized to expense using a graded vesting method. During the years ended December 31, 2002, 2003 and 2004, the Company recorded amortization of deferred stock compensation expense of approximately $2.7 million, $1.1 million and $237,000 respectively. The deferred compensation relating to such option grants was fully amortized by December 31, 2004.

In addition, the Company recorded $14.6 million of deferred compensation in 2000 upon the exchange of outstanding Maxygen ApS warrants and the exchange of restricted stock with founders in connection with the August 2000 acquisition of Maxygen ApS. The deferred compensation was amortized over the vesting term of the options. The deferred compensation relating to the restricted stock was amortized using the graded vesting method. A total of $3.2 million and $852,000 of deferred compensation expense was recognized in the year ended December 31, 2002, and 2003 respectively, in connection with the Maxygen ApS exchange. The deferred compensation relating to the restricted stock was fully amortized in 2003.

Common Stock

At December 31, 2002 and 2003, there were 398,637 shares and 41,614 shares of common stock outstanding subject to the Company’s lapsing right of repurchase at a weighted-average price of $3.36 and $0.75, respectively. There were no shares of common stock outstanding subject to the Company’s lapsing right of repurchase as of December 31, 2004.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had reserved shares of common stock for future issuance as follows:

2000 Non-Officer Employee Stock Option Plan	3,716,968
2000 International Stock Option Plan	2,563,707
1999 Employee Stock Purchase Plan	732,968
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	9,066,367

16,380,010

10.	Intangible Assets

Intangible assets subject to amortization consist of purchased core technology as follows (in thousands):

	December 31,
	2002	2003	2004
Gross carrying value	$3,435	$3,435	$3,435
Accumulated amortization	(2,737)	(3,435)	(3,435)

Net carrying value	$698	$—	$—

Annual amortization expense of the intangible assets shown above is as follows (in thousands):

For the year ended December 31, 2002 (actual)	$1,144
For the year ended December 31, 2003 (actual)	$698
For the year ended December 31, 2004 (actual)	$—

The intangible assets were fully amortized as of December 31, 2003.

The Company must perform an impairment test of recorded goodwill at least annually. Any impairment loss from the annual test will be recognized as a part of operations. The Company completed its annual impairment test as of October 1, 2003 and October 1, 2004, which did not result in impairment of recorded goodwill.

11.	Income Taxes

In 2004 the Company is reporting taxable income due to the Company’s sale of Verdia. The Company will utilize prior year federal and state net operating loss carryforwards to reduce the federal and state taxable income to zero for regular tax purposes, however, for federal purposes, will be subject to alternative minimum tax of approximately $921,000 and has reported an income tax provision of $921,000. This amount has been netted against the gain on sale of Verdia and is reflected in gain on sale of discontinued operations in the Consolidated Statement of Operations. In 2003 and prior, there has been no provision for U.S. federal, U.S. state or foreign income taxes for any period as the Company has incurred operating losses in all prior periods and for all jurisdictions. The Company’s total deferred tax assets have decreased due to the utilization of the prior year federal and state net operating losses used to offset the gain from the sale of Verdia and the loss of the unutilized tax assets of Verdia at the time of sale. Therefore, there is a corresponding decrease in the valuation allowance to fully offset the deferred tax assets. Foreign pre-tax loss was $1.8 million in 2002, $10.6 million in 2003 and $21.8 million in 2004.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2003	2004
Net operating loss carryforwards	$32,500	$17,800
Research credits	5,000	4,500
Capitalized research	5,500	5,500
Other	500	5,500

Total deferred tax assets	43,500	33,300
Valuation allowance	(43,500)	(33,300)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Deferred tax assets and the associated valuation allowance increased by $9.7 million during 2002 and by $12.0 million during 2003. The valuation allowance decreased $10.2 million during 2004.

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $50.5 million, which expire in the years 2021 through 2024 and federal research and development tax credit carryforwards of approximately $2.6 million, which expire in the years 2012 through 2024. Included in the Company’s federal net operating loss carryforwards and federal research and development tax credit carryforwards at December 31, 2004 are amounts relating to Codexis, a subsidiary that is not included in the Company’s federal consolidated return. These carryforwards will only be available to offset future federal taxable income of Codexis. At December 31, 2004, the federal net operating loss carryforwards relating to Codexis were approximately $23.0 million and the federal research and development tax credit carryforwards relating to Codexis were approximately $436,000. These carryforwards expire in the years 2021 through 2024. As of December 31, 2004, the Company had net operating loss carryforwards for state income tax purposes of approximately $1.7 million that expire in the years 2013 through 2014 and state research and development tax credits of approximately $2.7 million that have no expiration date.

Approximately $5.1 million of the valuation allowance for deferred tax assets relates to benefits of stock options deductions that, when recognized, will be allocated directly to additional paid-in capital.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

	December 31,
	2003	2004
U.S. federal taxes (benefit)
At statutory rate	$(11,035)	$3,270
Alternative minimum tax	—	921
Non-deductible deferred compensation	219	—
Unutilized net operating losses	(1,184)	7,624
Other	—	(694)
Change in Valuation Allowance	12,000	(10,200)

Total	$—	$921

12.	Litigation

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

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the insurers of the 309 defendant issuers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, we will be entitled to reimbursement of various expenses incurred by us as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs “excess compensation claims” and certain other of its claims against the defendant underwriters based on the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. On February 15, 2005 the Court tentatively approved the proposed settlement, conditioned upon the parties altering the proposed settlement to comply with the Private Securities Litigation Reform Act’s settlement discharge provision. The settlement does not contemplate any settlement payments by Maxygen.

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

The Company is not currently a party to any other material pending legal proceedings.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment Information

On July 1, 2004, the Company sold Verdia, the sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. The operations of Verdia prior to its sale are reflected in the Company’s financial statements as discontinued operations. Thus the agriculture segment data provided in earlier reports is now reflected as discontinued operations (see Note 15). The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1. Corporate administrative costs are generally allocated based on headcount.

Segment Earnings

	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
	(in thousands)
2002
Segment loss	$(24,391)	$(7,371)	$(31,762)
Stock compensation	(6,250)	—	(6,250)
Amortization of intangibles	(1,144)	—	(1,144)
Interest income and other (expense), net	7,858	123	7,981

Loss applicable to common stockholders – continuing operations	$(23,927)	$(7,248)	$(31,175)

2003
Segment loss	$(25,655)	$(7,279)	$(32,934)
Stock compensation	(1,983)	(8)	(1,991)
Amortization of intangibles	(698)	—	(698)
Interest income and other (expense), net	4,952	301	5,253
Equity in losses of minority investee	(500)	—	(500)

Loss from continuing operations	(23,884)	(6,986)	(30,870)
Subsidiary preferred stock accretion	—	(1,279)	(1,279)

Loss applicable to common stockholders – continuing operations	$(23,884)	$(8,265)	$(32,149)

2004
Segment loss	$(38,113)	$(13,278)	$(51,391)
Stock compensation	(325)	(30)	(355)
Interest income and other (expense), net	3,943	112	4,055
Equity in losses of minority investee	(1,395)	—	(1,395)

Loss from continuing operations	(35,890)	(13,196)	(49,086)
Subsidiary preferred stock accretion	—	(1,000)	(1,000)

Loss applicable to common stockholders – continuing operations	$(35,890)	$(14,196)	$(50,086)

2003 was the first full year the Company tracked depreciation expense by segment. In 2003 depreciation expense for the two segments was $4,755,000 for human therapeutics and $1,295,000 for chemicals. In 2004 depreciation expense for the two segments was $4,648,000 for human therapeutics and $1,512,000 for chemicals.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Human therapeutics	$20,743	$14,430	$11,555
Chemicals	7,954	8,425	4,720

Total revenue	$28,697	$22,855	$16,275

Identifiable Assets and Acquisition of Property and Equipment

The following table presents identifiable assets for each reporting segment:

	December 31,
	2003	2004
	(in thousands)
Human therapeutics	$206,455	$240,372
Chemicals	20,298	22,733

Total assets	$226,753	$263,105

The following table presents acquisition of property and equipment for each reporting segment:

	December 31,
	2003	2004
	(in thousands)
Human therapeutics	$1,884	$1,065
Chemicals	1,214	1,494

Total acquisitions	$3,098	$2,559

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Revenues
United States	$16,542	$13,904	$12,220
Denmark	9,259	5,630	390
France	1,600	2,082	2,182
Austria	—	192	1,065
Australia	917	855	244
Other foreign countries	379	192	174

Total revenue	$28,697	$22,855	$16,275

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2004
	(in thousands)
Long-Lived Assets
United States	$48,118	$48,929
Denmark	5,596	5,780

Total long-lived assets	$53,714	$54,709

Major Customers

Major customers that represent more than 10% of total Company revenue are presented in the following table:

	2002	2003	2004
Human Therapeutics
Partner A	—	12.2%	35.0%
Partner B	5.6%	9.1%	13.4%
Partner C	9.2%	11.5%	2.2%
Partner D	21.7%	4.8%	3.0%
Partner E	18.0%	8.8%	—

Chemicals
Partner F	7.3%	13.3%	—

14.	Avidia Research Institute

On July 15, 2003, the Company and several third party investors formed Avidia Research Institute. In conjunction with its initial capitalization, the Company contributed certain technology to Avidia and invested $500,000. During 2004, the Company provided a series of loans to Avidia in the aggregate amount of $1.4 million. This loan is scheduled to be converted into equity of Avidia upon a future sale of Avidia equity securities. The loan has an interest rate of 3% per annum. Maxygen is not obligated to fund Avidia’s operating losses. The Company has an equity interest of 45.9% in Avidia based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. The Company’s investment in Avidia is being accounted for under the equity method of accounting and the Company’s share of Avidia’s results are recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. As of December 31, 2004 the Company had recorded losses equal to its investment basis.

15.	Discontinued Operations

On July 1, 2004 the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash, before estimated income taxes and transaction costs of $1.4 million. Results of discontinued operations provided below reflect the results of Verdia until and including July 1, 2004.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized balance sheet information for the discontinued operations as of December 31, 2003 is as follows (in thousands):

December 31, 2003
ASSETS
Current assets	$5,555
Property and equipment, net	935
Deposits and other assets	826

Assets of discontinued operations	$7,316

LIABILITIES
Current liabilities	$2,949
Other liabilities	177

Liabilities of discontinued operations	$3,126

Summary operating results for the discontinued operations through the date of disposition are as follows (in thousands):

	2002	2003	2004
Collaborative research and development revenue	$10,001	$9,933	$2,721
Collaborative research and development revenue from related party	2,569	3,723	2,454
Grant revenue	545	714	311

Total revenues	13,115	14,370	5,486
Operating expenses:
Research and development	12,351	12,434	6,165
General and administrative	2,319	1,240	616

Total operating expenses	14,670	13,674	6,781

Income (loss) from operations of discontinued operations	(1,555)	696	(1,295)
Interest income and other, net	114	121	32
Equity in net loss of joint venture	(1,330)	(2,403)	(1,506)

Income (loss) from discontinued operations	$(2,771)	$(1,586)	$(2,769)

Verdia’s investment in its joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which Verdia had an equity interest of 50% as of July 1, 2004 was accounted for under the equity method of accounting. As a result of the Company’s sale of Verdia on July 1, 2004, Verdia’s portion of the DeltaMax loss as of July 1, 2004 is included in the income (loss) from discontinued operations in the Consolidated Statement of Operations and Verdia’s investment in DeltaMax as of December 31, 2003 is included in the assets of discontinued operations in the Consolidated Balance Sheets.

16.	Sale of Verdia

On July 1, 2004, the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nemours and Company, for $64 million in cash, less estimated income taxes and transaction costs of $1.4 million. The operating results of Verdia have been reclassified as discontinued operations for all periods presented (see Note 15). The Company has recorded a gain from the sale of Verdia as follows (in thousands):

Cash received from sale	$64,000
Less: Basis in Verdia	(1,419)
Less: Estimated income tax expense	(921)
Less: transaction costs:
Compensation related expense	(325)
Legal, accounting and other fees and expenses	(138)

Gain from disposal of discontinued operations	$61,197

17.	Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2004.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A	CONTROLS AND PROCEDURES

Company management is required to perform two evaluations each quarter, and one additional evaluation each year, in connection with its disclosure controls and procedures (“Disclosure Controls”) and its internal control over financial reporting (“Internal Control”). This Controls and Procedures section describes those evaluations, their limitations and the conclusions of Company management based on such evaluations.

Controls Evaluations.    Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of December 31, 2004, (ii) assessed the effectiveness of our Internal Control as of December 31, 2004 and (iii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.

CEO and CFO Certifications.    Appearing as Exhibits 31.1 and 31.2 of this report are the certifications of our CEO and CFO that are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Definition of Internal Control.    Internal Control consists of the control processes designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Limitations on the Effectiveness of Controls.    Our management, including our CEO and CFO, does not expect that our Disclosure Controls and Internal Control will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Maxygen have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Control, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Control. This information was important both for the controls evaluation generally and because item 5 in the certifications of our CEO and CFO require that the CEO and CFO disclose that information to our Audit Committee and to our independent registered public accounting firm.

Quarterly Reports

Quarterly Evaluation of Disclosure Controls.    Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2004 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Quarterly Evaluation of Changes in Internal Control.    During the most recently completed fiscal quarter there have been no significant changes in our Internal Control that has materially affected, or is reasonably likely to materially affect, our Internal Control.

Annual Report Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002

Annual Report on Internal Control Over Financial Reporting:    Company management is responsible for establishing and maintaining adequate Internal Control. Management assessed the effectiveness of our Internal Control as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on the assessment using those criteria, management believes that, as of December 31, 2004, our Internal Control was effective.

Our independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements included in this annual report and have audited management’s assessment of our Internal Control as well as on the effectiveness of our Internal Control. The report on the audit of Internal Control appears on page 59 of this report and the report on the audit of the consolidated financial statements appears on page 58 of this report.

Item 9B	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not reported.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to our executive officers, directors and nominees, audit committee financial expert, identification of the audit committee, changes to the procedures by which security holders may recommend board nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement for the 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

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

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” contained in our proxy statement for the 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for the 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned “Related Party Transactions” contained in our proxy statement for the 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” contained in our proxy statement for the 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Pre-Approval of Non-Audit Services

During the quarter ended December 31, 2004, the Audit Committee approved the engagement of Ernst & Young LLP to provide specified (i) audit-related consultation regarding its financial statements, (ii) consultation in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, (iii) tax services and reporting in connection with our expatriate employees, (iv) statutory account services in Denmark, (v) access to an online accounting research tool and (vi) due diligence services to Codexis in connection with a proposed acquisition.

The Audit Committee has determined that the rendering of these non-audit services by Ernst & Young LLP is compatible with maintaining their independence.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Financial Statements.

Financial Statement Schedules.

Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

Exhibits.

Exhibit Number	Description of Exhibit

2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

2.3	Agreement and Plan of Merger, dated June 2, 2004, by and among Pioneer Hi-Bred International, Inc., Tango Merger Sub, Inc., Maxygen, Inc. and Verdia, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation (3)

Exhibit Number	Description of Exhibit
3.2	Amended and Restated Bylaws (3)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (4)

4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (5)

4.3	Loan and Security Agreement, dated February 12, 2004, by and between Lighthouse Capital Partners V, L.P. and Codexis, Inc. (6)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (4)

*10.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1) (7)

*10.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3) (8)

*10.4	1997 Stock Option Plan, as amended, with applicable option agreement (9)

*10.5	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (7)

*10.6	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (5)

*10.7	2000 International Stock Option Plan, as amended, with applicable option agreement (10)

*10.8	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (11)

10.9	Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (4)

10.10	First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (4)

10.11	Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (5)

10.12	Third Amendment to Lease dated October 22, 2003 by and between Metropolitan Life Insurance Company and Maxygen (12) (Exhibit 10.15)

10.13	Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen

10.14	Lease between Metropolitan Life Insurance Company and Maxygen dated December 15, 2004

10.15	Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (3)

10.16	Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (13)

10.17	Lease between Metropolitan Life Insurance Company and Codexis, Inc. dated as of October 2003 (12) (Exhibit 10.16)

10.18+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (4)

10.19+

License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (4) (assigned to Codexis in March 2002)

10.20+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (4) (assigned to Codexis in March 2002)

Exhibit Number	Description of Exhibit

*10.21	Description of Executive Officer Cash Bonus Program (14)

*10.22	Description of Goldstein Reimbursement Arrangement (15)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to Exhibit 2.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 2, 2004.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(6)	Incorporated by reference to Exhibit 4.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 7, 2004.

(7)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(9)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(10)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(11)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

(13)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(14)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on December 13, 2004.

(15)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on February 7, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

March 14, 2004	By:	/s/ RUSSELL J. HOWARD
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL J. HOWARD Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ LAWRENCE W. BRISCOE Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ ISAAC STEIN Isaac Stein	Chairman of the Board	March 14, 2005

/s/ M.R.C. GREENWOOD M.R.C. Greenwood	Director	March 14, 2005

/s/ ERNEST MARIO Ernest Mario	Director	March 14, 2005

/s/ GORDON RINGOLD Gordon Ringold	Director	March 14, 2005

/s/ JAMES R. SULAT James R. Sulat	Director	March 14, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Exchange Agreement, dated as of April 12, 2000 (the “Exchange Agreement”), by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S (“ProFound”) and the shareholders of ProFound (1)

2.2	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound and the shareholders of ProFound (1)

2.3	Agreement and Plan of Merger, dated June 2, 2004, by and among Pioneer Hi-Bred International, Inc., Tango Merger Sub, Inc., Maxygen, Inc. and Verdia, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (4)

4.2	Amended and Restated Registration Rights Agreement among Maxygen and certain Maxygen stockholders dated as of November 13, 2000 (5)

4.3	Loan and Security Agreement, dated February 12, 2004, by and between Lighthouse Capital Partners V, L.P. and Codexis, Inc. (6)

*10.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7) (4)

*10.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1) (7)

*10.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3) (8)

*10.4	1997 Stock Option Plan, as amended, with applicable option agreement (9)

*10.5	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3) (7)

*10.6	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11) (5)

*10.7	2000 International Stock Option Plan, as amended, with applicable option agreement (10)

*10.8	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (11)

10.9	Lease between Metropolitan Life Insurance Company and Maxygen dated as of October 21, 1998 (Exhibit 10.4) (4)

10.10	First Amendment to Lease dated as of February 26, 1999 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.5) (4)

10.11	Second Amendment to Lease dated as of October 24, 2000 by and between Metropolitan Life Insurance Company and Maxygen (Exhibit 10.6) (5)

10.12	Third Amendment to Lease dated October 22, 2003 by and between Metropolitan Life Insurance Company and Maxygen (12) (Exhibit 10.15)

10.13	Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen

10.14	Lease between Metropolitan Life Insurance Company and Maxygen dated December 15, 2004

10.15	Lease between Metropolitan Life Insurance Company and Maxygen dated April 21, 2000 (Exhibit 10.2) (3)

10.16	Lease Agreement between ProFound Pharma A/S and The Science Park in Horsholm dated May 5, 2000 (13)

Exhibit Number	Description of Exhibit
10.17	Lease between Metropolitan Life Insurance Company and Codexis, Inc. dated as of October 2003 (12) (Exhibit 10.16)

10.18+	Technology Transfer Agreement among Maxygen, Affymax Technologies N.V. and Glaxo Group Limited dated March 14, 1997, as amended, effective March 1, 1998 (Exhibit 10.3 to Amendment No. 2) (4)

10.19+	License and Collaboration Agreement between Maxygen and Novo Nordisk A/S effective as of September 17, 1997, as amended June 29, 1998, July 29, 1998, and April 19, 1999 (Exhibit 10.11 to Amendment No. 2) (4) (assigned to Codexis in March 2002)

10.20+	Agreement between Maxygen and Gist-Brocades B.V. entered into March 15, 1999 (Exhibit 10.13 to Amendment No. 2) (4) (assigned to Codexis in March 2002)

*10.21	Description of Executive Officer Cash Bonus Program (14)

*10.22	Description of Goldstein Reimbursement Arrangement (15)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to Exhibit 2.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 2, 2004.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(6)	Incorporated by reference to Exhibit 4.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 7, 2004.

(7)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(9)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(10)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(11)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

(13)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(14)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on December 13, 2004.

(15)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on February 7, 2005.