Form 10-Q
period 2005-03-31
MAXYGEN INC
filed 2005-05-06
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 1, 2005, there were 35,693,486 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd. For the three months ended March 31, 2004 and for the two months ended February 28, 2005, the operations of Codexis, Inc. are also included. On February 28, 2005 Maxygen’s voting interests in Codexis fell below 50% and from such date the financial position and results of operations of Codexis were no longer consolidated with the financial position and results of operations of Maxygen. The operations of Verdia, Inc. prior to its sale on July 1, 2004 are reflected as discontinued operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2004	March 31, 2005
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,415	$19,363
Short-term investments	178,883	161,553
Accounts receivable and other receivables	1,735	3,697
Prepaid expenses and other current assets	7,046	4,905

Total current assets	228,079	189,518
Property and equipment, net	7,677	4,299
Goodwill	12,192	12,192
Long-term investments	13,595	23,439
Deposits and other long-term assets	1,562	390

Total assets	$263,105	$229,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,712	$1,808
Accrued compensation	5,324	2,778
Accrued program termination costs	2,209	273
Other accrued liabilities	2,144	1,267
Deferred revenue	3,215	1,627
Taxes payable	921	—
Current portion of equipment financing obligations	555	—

Total current liabilities	16,080	7,753
Non-current deferred revenue	1,718	—
Non-current equipment financing obligations	1,751	—
Other long-term liabilities	35	—
Minority interest	32,180	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 35,636,333, and 35,693,486 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	3	3
Additional paid-in capital	399,314	402,030
Accumulated other comprehensive loss	(2,190)	(2,040)
Accumulated deficit	(185,786)	(177,908)

Total stockholders’ equity	211,341	222,085

Total liabilities and stockholders’ equity	$263,105	$229,838

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,
	2004	2005
Collaborative research and development revenue	$4,416	$4,957
Grant revenue	452	592

Total revenues	4,868	5,549
Operating expenses:
Research and development	10,819	11,082
General and administrative	2,777	3,769
Stock compensation expense(1)	151	108

Total operating expenses	13,747	14,959

Loss from operations	(8,879)	(9,410)

Interest income and other (expense), net	574	672

Loss from continuing operations	(8,305)	(8,738)
Loss from discontinued operations	(1,543)	—
Cumulative effect adjustment	—	16,616

Net income (loss)	(9,848)	7,878
Subsidiary preferred stock accretion	(250)	(167)

Income (loss) applicable to common stockholders	$(10,098)	$7,711

Basic and diluted income (loss) per share:
Continuing operations	$(0.24)	$(0.25)
Discontinued operations	$(0.04)	$—
Cumulative effect adjustment	$—	$0.47
Applicable to common stockholders	$(0.29)	$0.22

Shares used in basic and diluted per share calculations	34,941	35,658

(1) Stock compensation expense related to the following:
Research and development	$129	$102
General and administrative	22	6

	$151	$108

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2004	2005
Operating activities
Net income (loss)	$(9,848)	$7,878
Loss from discontinued operations	1,543	—
Cumulative effect adjustment	—	(16,616)

Loss from continuing operations	(8,305)	(8,738)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,588	1,227
Non-cash stock compensation	103	7
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	61	101
Changes in operating assets and liabilities:
Accounts receivable and other receivables	957	(2,624)
Prepaid expenses and other current assets	456	(1,057)
Deposits and other assets	(392)	(31)
Accounts payable	(93)	1,170
Accrued compensation	319	(2,128)
Accrued program termination costs	—	(1,936)
Other accrued liabilities	(366)	(136)
Taxes payable	—	(921)
Deferred revenue	(1,139)	984

Net cash used in operating activities	(6,811)	(14,082)

Investing activities
Purchases of available-for-sale securities	(16,925)	(54,977)
Maturities of available-for-sale securities	24,594	52,407
Cash used in acquisition, net of cash acquired	—	(2,617)
Acquisition of property and equipment	(560)	(1,466)

Net cash provided by (used in) investing activities	7,109	(6,653)

Financing activities
Repayments under equipment financing obligations	(86)	(115)
Borrowings under equipment financing obligations	1,167	1,229
Proceeds from issuance of common stock	542	439

Net cash provided by financing activities	1,623	1,553

Cash provided from discontinued operations	164	—

Codexis related net adjustment	—	(2,367)

Effect of exchange rate changes on cash and cash equivalents	46	497

Net increase (decrease) in cash and cash equivalents	2,131	(21,052)
Cash and cash equivalents at beginning of period	21,353	40,415

Cash and cash equivalents at end of period	$23,484	$19,363

Schedule of noncash transactions
Shares of Codexis common stock issued in acquisition	—	$(188)

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2005, and for the three months ended March 31, 2004 and March 31, 2005 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On June 2, 2004, the Company agreed to sell Verdia, Inc. (its wholly-owned subsidiary) to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. This transaction closed on July 1, 2004 (see Note 6). The Company has reclassified the operating results of Verdia to discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2004 as a result of the Company’s sale of Verdia. The results of operations of Verdia prior to its sale on July 1, 2004 are reflected as discontinued operations in the Company’s condensed consolidated financial statements.

On February 28, 2005, as a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other events, the Company’s voting rights in Codexis have been reduced below 50%. As of February 28, 2005, Codexis was no longer a consolidated subsidiary of the Company and the Company’s ownership in Codexis is being accounted for under the equity method of accounting.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands). For the three months ended March 31, 2004 and for the two months ended February 28, 2005, the results of operations of Codexis, Inc. are also included in the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2004 includes the financial position of Codexis as of that date. Subsequent to February 28, 2005, the Company’s investment in Codexis is reflected using the equity method of accounting.

In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss through February 28, 2005. As of February 28, 2005, the Company controlled less than 50% of the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company is accounting for its investment in Codexis under the equity method of accounting after February 28, 2005.

As a result of the Company no longer consolidating the financial position of Codexis after February 28, 2005, the Company no longer reflects amounts as minority interest on the condensed consolidated balance sheet and has recorded a $2.4 million adjustment to additional paid-in capital to restore the negative additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and financed by the Company and several other independent investors. In accordance with EITF 96-16 and ARB 51, through February 28, 2005, the Company consolidated 100% of the operating results of Codexis even though it only owned a majority of the voting interests in Codexis. From March 2002 through February 28, 2005, the Company had recorded losses of Codexis of $26.4 million, which was in excess of the Company’s investment basis of $9.8 million. On February 28, 2005, as a result of the acquisition of Julich Fine Chemicals GmbH by Codexis and certain other events, the Company’s voting rights in Codexis were reduced below 50%. As a result, as of such date the Company no longer consolidates the financial position and results of operations of Codexis with the Company’s financial results and instead accounts for Codexis under the equity method of accounting. To reflect what the Company’s basis in Codexis would have been under equity accounting, the Company recorded a one-time cumulative effect adjustment of $16.6 million for the three months ended March 31, 2005 to bring its investment basis in Codexis to zero. This cumulative effect adjustment does not have any tax consequences.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications, when made, did not have any affect on income (loss) applicable to common stockholders, total assets or total liabilities and stockholders’ equity.

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

The Company is eligible to receive royalties from licensees, which are typically based on third-party sales of licensed products. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

The Company has been awarded grants from the Defense Advanced Research Projects Agency (“DARPA”), National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development and the U.S. Army Medical Research and Materiel Command for various research and development projects. The terms of these grant agreements are generally three years with various termination dates, the last of which is September 2005 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Income (Loss) per common share

Basic and diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three months ended March 31,
	2004	2005
Income (loss) applicable to common stockholders	$(10,098)	$7,711

Basic and diluted:
Weighted-average shares of common stock outstanding	34,946	35,658
Less: weighted-average shares subject to repurchase	(5)	—

Weighted-average shares used in computing basic and diluted income (loss) per share	34,941	35,658

Basic and diluted income (loss) per common share	$(0.29)	$0.22

In accordance with paragraph 15 of FAS 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted income (loss) per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted income (loss) per share, prior to application of the treasury stock method for options, was 9,925,000 at March 31, 2004 and 9,576,000 at March 31, 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three-month periods ended March 31, 2004 and March 31, 2005 were as follows (in thousands):

	Three months ended March 31,
	2004	2005
Net income (loss)	$(9,848)	$7,878
Changes in unrealized gain on securities available-for-sale	227	(108)
Changes in foreign currency translation adjustments	153	258

Comprehensive income (loss)	$(9,468)	$8,028

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2004	March 31, 2005
Unrealized gains on securities available-for-sale	$5	$2
Unrealized losses on securities available-for-sale	(585)	(690)
Foreign currency translation adjustments	(2,306)	(958)
Changes in foreign currency contracts	696	(394)

Accumulated other comprehensive loss	$(2,190)	$(2,040)

Recent Accounting Pronouncements

In November 2004 the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01; this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure requirement of this guidance remains in effect. The Company does not expect the adoption of the recognition and measurement provisions of EITF 03-01 to significantly impact our results of operations or financial position but will reassess the impact once the rules are finalized.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for all prior periods presented.

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

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Options granted to consultants are periodically re-valued as they vest in accordance with SFAS Statement 123 and EITF 96-18 using the Black-Scholes valuation model.

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, using the Black-Scholes option-pricing model, to determine stock-based employee compensation (in thousands except per share data):

	Three months ended March 31,
	2004	2005
Net income (loss), as reported	$(9,848)	$7,878
Add: Stock based employee compensation cost included in the determination of net income (loss), as reported	89	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(2,600)	(933)

Pro forma net income (loss)	$(12,359)	$6,945

Income (loss) per common share:
Basic and diluted	$(0.28)	$0.22

Basic and diluted – pro forma	$(0.35)	$0.19

The Black-Scholes weighted average estimated fair values of stock options granted during the three months ended March 31, 2004 and 2005 were $5.13 and $6.99 per share, respectively.

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of March 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$19,363	$—	$—	$19,363
Commercial paper	14,980	—	(2)	14,978
Corporate bonds	165,658	2	(676)	164,984
U.S. government agency securities	5,042	—	(12)	5,030

Total	205,043	2	(690)	204,355
Less amounts classified as cash equivalents	(19,363)	—	—	(19,363)

Total investments	$185,680	$2	$(690)	$184,992

There were no realized gains or losses on the sale of available-for-sale securities for the three-month periods ended March 31, 2004 and March 31, 2005. The change in unrealized holdings gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized gains of $227,000 for the three months ended March 31, 2004 and unrealized losses of $108,000 for the three months ended March 31, 2005. The Company intends to hold the securities until maturity and therefore does not believe the unrealized losses of $690,000 are other than temporary.

At March 31, 2005, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$162,137	$161,553
Due after one year	23,543	23,439

	$185,680	$184,992

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. To date, foreign currency contracts are denominated in Danish kroner. At March 31, 2005, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $9.7 million.

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

5. Segment Information

On July 1, 2004, the Company sold Verdia, the sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. The operations of Verdia prior to its sale are reflected in the Company’s financial statements for the three months ended March 31, 2004 as discontinued operations. Thus the agriculture segment data provided in earlier reports is now reflected as discontinued operations (see Note 6). On February 28, 2005 the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Accordingly, the financial position of Codexis is included in the condensed consolidated balance sheet as of December 31, 2004 but excluded from the March 31, 2005 condensed consolidated balance sheet, and the results of operations of Codexis are included in the consolidated results presented below only until February 28, 2005. Thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1. Corporate administrative costs are generally allocated based on headcount.

Segment Earnings

(in thousands)	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
Three months ended March 31, 2004
Segment loss	$(5,674)	$(3,054)	$(8,728)
Stock compensation	(146)	(5)	(151)
Interest income and other (expense), net	542	32	574

Loss from continuing operations	(5,278)	(3,027)	(8,305)
Subsidiary preferred stock accretion	—	(250)	(250)

Loss applicable to common stockholders – continuing operations	$(5,278)	$(3,277)	$(8,555)

Three months ended March 31, 2005
Segment loss	$(7,977)	$(1,325)	$(9,302)
Stock compensation	(108)	—	(108)
Interest income and other (expense), net	652	20	672

Loss from continuing operations	(7,433)	(1,305)	(8,738)
Cumulative effect adjustment	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Income (loss) applicable to common stockholders	$9,183	$(1,472)	$7,711

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. On February 28, 2005 the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Thus the revenues of Codexis are included in the consolidated results presented below only until February 28, 2005 and thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The following table presents revenues for each reporting segment (in thousands):

	Three months ended March 31,
	2004	2005
Human therapeutics	$3,865	$4,040
Chemicals	1,003	1,509

Total revenue	$4,868	$5,549

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2004	March 31, 2005
Human therapeutics	$240,372	$229,838
Chemicals	22,733	—

Total assets	$263,105	$229,838

6. Discontinued Operations

On July 1, 2004 the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash, less estimated income taxes and transaction costs of $1.4 million. The operating results of Verdia have been reclassified as discontinued operations for all periods presented. Results of discontinued operations provided below reflect the results of Verdia prior to its sale.

Summary operating results for the discontinued operations through March 31, 2004 are as follows (in thousands):

Three months ended March 31, 2004:

Collaborative research and development revenue	$1,430
Collaborative research and development revenue from related party	1,180
Grant revenue	147

Total revenues	2,757
Operating expenses:
Research and development	3,243
General and administrative	374

Total operating expenses	3,617

Loss from operations of discontinued operations	(860)
Interest income and other, net	18
Equity in net loss of joint venture	(701)

Loss from discontinued operations	$(1,543)

Verdia’s investment in its joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which Verdia had an equity interest of 50% as of March 31, 2004 was accounted for under the equity method of accounting. As a result of the Company’s sale of Verdia on July 1, 2004, Verdia’s portion of the DeltaMax loss as of March 31, 2004 is included in the loss from discontinued operations on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2004.

7. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates in 2005 through 2007. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates in 2005 through 2006.

Minimum annual commitments under operating leases and material contracts are as follows (in thousands):

For the remainder of 2005	$5,156

Year ending December 31,
2006	$2,072
2007	454

$2,526

8. Acquisition of Julich Fine Chemicals GmbH by Codexis

On February 22, 2005, Codexis acquired all of the outstanding voting securities of Julich Fine Chemicals GmbH for approximately $3.0 million, consisting of $2.6 million of cash, shares of Codexis common stock valued at approximately $188,000 and transaction costs. Julich Fine Chemicals is a supplier of specialty enzymes and fine chemicals to pharmaceutical and chemical companies.

The Julich acquisition was accounted for using the purchase method of accounting. Accordingly, the condensed consolidated statement of operations for the quarter ended March 31, 2005 includes the results of operations of Julich since the effective date of its purchase through February 28, 2005. The purchase price allocation for Julich is preliminary, pending finalization of the intangible asset valuation. Upon completion of this matter, any necessary adjustments will be made to the purchase price allocation and will result in corresponding adjustments to goodwill.

9. Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2005.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors That May Affect Results of Operations and Financial Condition,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In addition to our focus in human therapeutics, we established two industrial subsidiaries. Our chemicals subsidiary Codexis focuses on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry. On February 28, 2005, as a result of the acquisition of Julich Fine Chemicals GmbH by Codexis and certain other events, our voting rights in Codexis were reduced below 50%. As a result, as of such date we no longer consolidated the financial position and results of operations of Codexis with our financial results and instead we account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a one-time positive adjustment as a cumulative effect adjustment of $16.6 million for the three months ended March 31, 2005 to bring our investment basis in Codexis to zero. On July 1, 2004 we completed the sale of Verdia, our agriculture subsidiary, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million. The discussion in this section reflects the results of Verdia as a discontinued operation for the three months ended March 31, 2004.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our dependence on collaborative partner funding to advance our product candidates and business to an increased focus on internal product development in order to capture more of the potential value resulting from our efforts. We believe this is an important step in building long-term value in Maxygen. However, in the immediate term this will mean reduced revenues and increased operating losses. Consistent with our strategic shift, revenue from collaborative research agreements and government grants decreased from $28.7 million in 2002 to $22.9 million in 2003 to $16.3 million in 2004. Our revenues were $5.5 million in the three months ended March 31, 2005 compared to $4.9 million for the three months ended March 31, 2004. Due to our continuing shift to internal product development and the deconsolidation of Codexis, our revenue is expected to drop accordingly during the remainder of 2005.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as the results of our chemicals subsidiary, Codexis, Inc. through February 28, 2005.

We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $204.4 million as of March 31, 2005.

We have incurred significant operating losses since our inception. As of March 31, 2005, our accumulated deficit was $177.9 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for the three months ended March 31, 2005 were $11.1 compared to $10.8 million for comparable period in 2004. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Except as supplemented below, we believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2005, as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidation

The consolidated financial statements presented in this report include the amounts of Maxygen and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands). For the three months ended March 31, 2004 and for the two months ended February 28, 2005, 100% of the results of operations of Codexis are also included as well as the financial position of Codexis at December 31, 2004.

In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, Maxygen has included 100% of the net losses of Codexis in the determination of its net loss through February 28, 2005. As of February 28, 2005, Maxygen controlled less than 50% of the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, Maxygen is accounting for its investment in Codexis under the equity method of accounting after February 28, 2005. The operations of Verdia, Inc. prior to its sale on July 1, 2004 are reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Results of Operations

Revenues

Our total revenues increased from $4.9 million in the three months ended March 31, 2004 to $5.5 million in the three months ended March 31, 2005. The increase in collaborative research and development revenue of $541,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to the achievement of a significant milestone from Roche in the first quarter of 2005, partially offset by the completion of the research and development funding terms of several collaborations during 2004 and the change to the equity method of accounting for our investment in Codexis as of February 28, 2005. The increase in grant revenue of $140,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily reflects an increase in activity on our existing grant projects. For 2005, we expect our consolidated revenue to be approximately $7.5 million. This reduced level of revenues as compared to 2004 reflects the fact that Codexis revenues will not be included in Maxygen’s consolidated financial results after February 28, 2005 and that Maxygen’s focus has intensified on the development of its products as opposed to research collaborations.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis through February 28, 2005 are shown as Maxygen’s chemicals segment. The following table presents revenues for each operating segment (in thousands):

	Three months ended March 31,
	2004	2005
Human therapeutics	$3,865	$4,040
Chemicals	1,003	1,509

Total revenue	$4,868	$5,549

The increase in revenues for our human therapeutics segment primarily reflects the achievement of a significant milestone from Roche in the first quarter of 2005 partially offset by the completion of the research and development funding terms of our collaborations with Aventis Pasteur and ALK-Abelló A/S in 2004. Revenue for our human therapeutics segment for the next several quarters is expected to be lower than revenue for our human therapeutics segment in the period ended March 31, 2005, primarily due to the recognition of a significant milestone achievement in the period ended March 31, 2005 and as we continue to implement our strategy of concentrating on internally funded research and development and reduce our dependence on partner funded research and development. In addition, the funded research term of our collaboration with Roche is scheduled to end in the third quarter of 2005.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended March 31,
	2004	2005
Collaborative projects funded by third parties	$2,583	$2,659
Internal projects	8,236	8,423

Total	$10,819	$11,082

As we do not track fully burdened research and development costs by project, the expense figures provided above are comprised of the number of hours expended in each category multiplied by the approximate cost per hour of research and development effort. In addition, project-specific external costs are added to these costs.

Due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will receive future milestone payments or royalty payments under our various collaborations.

Most of our product development programs are at an early stage and may not result in any marketed products.

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

Our research and development expenses consist primarily of salaries and other personnel-related expenses, research consultants and external collaborative research expenses (including contract manufacturing), facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses increased from $10.8 million in the three months ended March 31, 2004 to $11.1 million in the three months ended March 31, 2005. The increase was primarily due to increased external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates in preparation for clinical trials, offset in part during the three months ended March 31, 2005 by the change from consolidation to the equity method of accounting for our investment in Codexis as of February 28, 2005. Stock compensation expenses included in research and development expenses was $102,000 in the three months ended March 31, 2005 compared to $129,000 during the three months ended March 31, 2004. The decrease in stock compensation expenses was primarily related to the amortization of deferred compensation relating to the grant of stock options to employees before our initial public offering, which was fully amortized to expense by August 2004.

We expect that our research and development costs may decrease modestly in 2005 over 2004, due primarily to the change to the equity method of accounting for our investment in Codexis as of February 28, 2005, offset by an increase in research and development costs for the remainder of our consolidated operations as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. Stock compensation expense related to research and development will increase considerably upon our implementation of Financial Accounting Standards Board Statement No. 123(R). While we cannot predict the actual impact of the implementation of FASB 123(R) at this time as we are still analyzing its potential impacts, we believe the fair value calculation set forth in Note 1 of the Consolidated Financial Statements will approximate the actual impact of FASB 123(R). We expect to adopt FASB 123(R) on January 1, 2006.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as external expenditures for legal, accounting and commercial assessment of potential products. General and administrative expenses increased from $2.8 million in the three months ended March 31, 2004 to $3.8 million in the three months ended March 31, 2005. The increase was primarily due to professional fees related to an increase in market research and product profile development activity and regulatory compliance costs, offset in part by the change to the equity method of accounting for our investment in Codexis as of February 28, 2005. Stock compensation expenses included in general and administrative expenses was $6,000 in the three months ended March 31, 2005 compared to $22,000 during the three months ended March 31, 2004. The decrease in general and administrative stock compensation expenses was primarily related to the amortization of deferred compensation relating to the grant of stock options to employees before our initial public offering which was fully amortized to expense by August 2004.

We expect that our general and administrative expenses will increase in 2005, due primarily to increased professional fees, product assessment and personnel costs partially offset by the change to the equity method of accounting for our investment in Codexis as of February 28, 2005. Stock compensation expense related to general and administration will increase upon our implementation of Financial Accounting Standards Board Statement No.

123(R). While we cannot predict the actual impact of the implementation of FASB 123(R) at this time as we are still analyzing its potential impacts, we believe the fair value calculation set forth in Note 1 of the Consolidated Financial Statements will approximate the actual impact of FASB 123(R). We expect to adopt FASB 123(R) on January 1, 2006.

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of interest expense on our equipment leases and currency transaction gains or losses related to the funding of our Danish subsidiary Maxygen ApS. Interest income and other (expense), net increased from $574,000 in the three months ended March 31, 2004 to $672,000 in the three months ended March 31, 2005. Included in these amounts are foreign exchange losses of $167,000 in the three months ended March 31, 2004 and $596,000 in the three months ended March 31, 2005. The increase is due to increasing interest rates and higher average balances of cash, cash equivalents and marketable securities, partially offset by an increase in foreign exchange losses.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and independently financed by Maxygen and several other investors in September and October of 2002. In August 2004 Codexis received additional equity funding from Pfizer. Until February 28, 2005, Maxygen recognized 100% of the operating results of Codexis even though we only owned a majority of the voting interests in Codexis. At such time we had recorded losses of Codexis in the amount of $26.4 million, which was in excess of our investment basis of $9.8 million. On February 28, 2005, as a result of the acquisition of Julich Fine Chemicals GmbH by Codexis and certain other events, our voting rights in Codexis were reduced below 50%. As a result, as of such date we no longer consolidate the financial position and results of operations of Codexis with Maxygen’s financial results and instead we account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a non-recurring cumulative effect adjustment of $16.6 million for the three months ended March 31, 2005 to bring our investment basis in Codexis to zero. This cumulative effect adjustment does not have any tax consequences.

Subsidiary Preferred Stock Accretion

In 2002, Codexis sold $25 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $20 million was purchased by several unrelated investors. Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of series B convertible preferred stock (excluding the series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $250,000 in the three months ended March 31, 2004 and $167,000 million in the three months ended March 31, 2005. The accretion was recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations through February 28, 2005 and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, we no longer reflect amounts as minority interest on our condensed consolidated balance sheet and we have recorded a $2.4 million adjustment to additional paid-in capital to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

New Accounting Pronouncements

In November 2004 the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01; this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure requirement of this guidance remains in effect. We do not expect the adoption of the recognition and measurement provisions of EITF 03-01 to significantly impact our results of operations or financial position but will reassess the impact once the rules are finalized.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for all prior periods presented.

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

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, on July 1, 2004 we received $64.0 million in cash as proceeds, before estimated income taxes and transaction costs of $1.4 million, from the sale of our agriculture segment, Verdia. As of March 31, 2005, we had $204.4 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities was $6.8 million in the three months ended March 2004 and $14.1 million in the three months ended March 31, 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations. The increase in cash used in operating activities for the three months ended March 31, 2005 primarily relates to the payment of accrued expenses relating to annual bonuses for 2004 and program termination costs during the three months ended March 31, 2005, which were not paid during the three months ended March 31, 2004.

Net cash provided by investing activities was $7.1 million in the three months ended March 31, 2004 and net cash used in investing activities $6.7 million in the three months ended March 31, 2005. The cash provided during 2004 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash used during 2005 was primarily related to purchases of available-for-sale securities in excess of maturities and the $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005. The majority of additions of property and equipment in 2004 and 2005 relate to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We expect to use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $1.6 million in the three months ended March 31, 2004 and the three months ended March 31, 2005. The cash provided during the three months ended March 31, 2004 was primarily from the proceeds of equipment loans entered into by Codexis and the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. The cash provided during the three months ended March 31, 2005 was primarily from the proceeds of equipment loans entered into by Codexis net of repayments of such loans, Codexis’ assumption of loans upon the acquisition of Julich and the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees.

Cash provided by discontinued operations was $164,000 in the three months ended March 31, 2004. The cash provided by discontinued operations in 2004 relates to the amounts owed to Maxygen from Verdia for services provided to Verdia by Maxygen and reimbursement to Maxygen for payments made on behalf of Verdia.

The $2.4 million cash decrease due to the Codexis related net adjustment in the three months ended March 31, 2005 reflects the net impact on cash and cash equivalents due to Maxygen no longer consolidating Codexis after February 28, 2005.

In accordance with FAS No. 52, the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives income (loss) on the Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $46,000 in the three months ended March 31, 2004 and $497,000 in the three months ended March 31, 2005.

The following are contractual commitments as of March 31, 2005 associated with debt, lease obligations and material contracts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$3,438	$1,635	$1,803	$—	$—
Purchase Obligations	4,244	3,521	723	—	—

Total	$7,682	$5,156	$2,526	$—	$—

Assuming our research efforts for existing collaborations and grants continue for their full research terms, as of March 31, 2005 we had total committed funding of approximately $2.7 million remaining to be received over the next two years. Potential milestone payments from our existing collaborations could exceed $280 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

Discontinued Operations

The results of discontinued operations reflect the results of Verdia until it was sold on July 1, 2004. Our loss from discontinued operations was $ 1.5 million in the three months ended March 31, 2004.

Collaborative research and development revenue from discontinued operations was $1.4 million in the three months ended March 31, 2004. Collaborative research and development revenue from related party from discontinued operations was $1.2 million in the three months ended March 31, 2004. Grant revenue from discontinued operations was $147,000 in the three months ended March 31, 2004.

Research and development expenses from discontinued operations were $3.2 million in the three months ended March 31, 2004. General and administrative expenses from discontinued operations were $374,000 in the three months ended March 31, 2004.

Interest income and other (expense), net from discontinued operations was $18,000 in the three months ended March 31, 2004. Equity in net loss of joint venture from discontinued operations was $701,000 in the three months ended March 31, 2004.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred losses since our inception, including a loss applicable to common stockholders of $33.9 million in 2002 and $33.7 million in 2003. During 2004 we recognized income applicable to common stockholders, primarily due to the sale of Verdia, of $8.3 million, but our loss from continuing operations was $49.1 million. For the three months ended March 31, 2005 we recognized income applicable to common stockholders of $7.7 million primarily due to a non-recurring adjustment of $16.6 million resulting from the cumulative effect adjustment, recorded as a result of the change to the equity method of accounting for our investment in Codexis. The loss from continuing operations for the three months ended March 31, 2005 was $8.7 million. As of March 31, 2005, we had an accumulated deficit of $177.9 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund development of products and further research and development to enhance our core technologies. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Future changes in financial accounting standards, including the requirement that we expense all stock option grants and other stock-based compensation to employees beginning in January 2006, may cause adverse, unexpected earnings fluctuations and will adversely affect our financial position and results of operations. The magnitude of the impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

If We Are Required to Account for Employee Stock Options Using the Fair Value Method, it Will Significantly Increase Our Net Loss.

There has been ongoing public debate concerning whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006. The adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations. Such charges will significantly increase our net loss and will delay our ability to achieve profitability.

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

Since Our Voting Control of Codexis Has Recently Fallen Below 50%, We No Longer Consolidate Codexis, Which Will Significantly Reduce Our Revenue.

As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other events, our voting rights in Codexis have been reduced below 50%. As a result, as of the date upon which such rights fell below 50%, we will no longer consolidate the financial results of Codexis with the financial results of Maxygen. This will result in a significant reduction in the revenue (and expenses) of Maxygen in its consolidated financial statements, which currently include Codexis’ financial results through February 28, 2005. Such a reduction in revenue could lead to a reduction in the share price of our stock.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile, and an Investment in Our Stock Could Decline in Value.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended March 31, 2005, the price of our common stock on the Nasdaq National Market ranged from $8.15 to $12.79. The valuations of many life science companies without consistent product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2005. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4

CONTROLS AND PROCEDURES

Company management is required to perform two evaluations each quarter in connection with its disclosure controls and procedures (“Disclosure Controls”) and its internal control over financial reporting (“Internal Control”). This Controls and Procedures section describes those evaluations, their limitations and the conclusions of Company management based on such evaluations.

Controls Evaluations. Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of March 31, 2005, and (ii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.

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

Quarterly Reports

Quarterly Evaluation of Disclosure Controls. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2005 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

Pre-Approval of Non-Audit Services

In connection with its selection of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2005, the Audit Committee of the Board of Directors approved the following non-audit services to be performed by Ernst & Young LLP: (i) consultations regarding ongoing compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (ii) review of the Company’s Form S-8 and Proxy Statement filings and (iii) consultations regarding certain Danish option grant issues.

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

MAXYGEN, INC.

May 6, 2005	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

May 6, 2005	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer