Form 10-Q
period 2005-06-30
MAXYGEN INC
filed 2005-08-05
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 35,789,235 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd. For the six months ended June 30, 2004 and for the two months ended February 28, 2005, the operations of Codexis, Inc. are also included. On February 28, 2005 Maxygen’s voting interests in Codexis fell below 50% and from such date the financial position and results of operations of Codexis were no longer consolidated with the financial position and results of operations of Maxygen. The operations of Verdia, Inc. prior to its sale on July 1, 2004 are reflected as discontinued operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2004	June 30, 2005
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,415	$37,012
Short-term investments	178,883	158,547
Accounts receivable and other receivables	1,735	502
Prepaid expenses and other current assets	7,046	3,950

Total current assets	228,079	200,011
Property and equipment, net	7,677	3,970
Goodwill	12,192	12,192
Long-term investments	13,595	3,360
Deposits and other long-term assets	1,562	368

Total assets	$263,105	$219,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,712	$1,195
Accrued compensation	5,324	3,406
Accrued program termination costs	2,209	—
Other accrued liabilities	2,144	2,966
Deferred revenue	3,215	186
Taxes payable	921	—
Current portion of equipment financing obligations	555	—

Total current liabilities	16,080	7,753
Non-current deferred revenue	1,718	—
Non-current equipment financing obligations	1,751	—
Other long-term liabilities	35	28
Minority interest	32,180	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and June 30, 2005	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 35,636,333 and 35,768,563 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	3	3
Additional paid-in capital	399,314	402,321
Accumulated other comprehensive loss	(2,190)	(2,427)
Accumulated deficit	(185,786)	(187,777)

Total stockholders’ equity	211,341	212,120

Total liabilities and stockholders’ equity	$263,105	$219,901

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2005	2004	2005
Collaborative research and development revenue	$3,220	$1,446	$7,636	$6,403
Grant revenue	341	500	793	1,092

Total revenues	3,561	1,946	8,429	7,495
Operating expenses:
Research and development	11,794	9,911	22,613	20,993
General and administrative	3,503	3,372	6,280	7,141
Stock compensation expense (1)	131	9	282	117

Total operating expenses	15,428	13,292	29,175	28,251

Loss from operations	(11,867)	(11,346)	(20,746)	(20,756)
Interest income and other (expense), net	697	1,477	1,271	2,149
Equity in losses of minority investee	(1,000)	—	(1,000)	—

Loss from continuing operations	(12,170)	(9,869)	(20,475)	(18,607)
Loss from discontinued operations	(1,226)	—	(2,769)	—
Cumulative effect adjustment	—	—	—	16,616

Net loss	(13,396)	(9,869)	(23,244)	(1,991)
Subsidiary preferred stock accretion	(250)	—	(500)	(167)

Loss applicable to common stockholders	$(13,646)	$(9,869)	$(23,744)	$(2,158)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.35)	$(0.28)	$(0.58)	$(0.52)
Discontinued operations	$(0.03)	$—	$(0.08)	$—
Cumulative effect adjustment	$—	$—	$—	$0.47
Applicable to common stockholders	$(0.39)	$(0.28)	$(0.68)	$(0.06)
Shares used in computing basic and diluted earnings (loss) per share	35,071	35,702	35,006	35,680

(1) Stock compensation expense related to the following:
Research and development	$109	$9	$238	$111
General and administrative	22	—	44	6

	$131	$9	$282	$117

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months ended June 30,
	2004	2005
Operating activities
Net loss	$(23,244)	$(1,991)
Loss from discontinued operations	2,769	—
Cumulative effect adjustment	—	(16,616)

Loss from continuing operations	(20,475)	(18,607)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,121	2,048
Equity in losses of minority investee	1,000	—
Non-cash stock compensation	479	7
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	409	110
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,301	571
Prepaid expenses and other current assets	(468)	(403)
Deposits and other assets	(984)	(9)
Accounts payable	147	557
Accrued compensation	1,231	(1,500)
Accrued program termination costs	—	(2,209)
Other accrued liabilities	(282)	1,249
Taxes payable	—	(921)
Deferred revenue	(1,650)	(457)

Net cash used in operating activities	(16,171)	(19,564)

Investing activities
Purchases of available-for-sale securities	(39,028)	(88,122)
Maturities of available-for-sale securities	59,262	108,933
Investment in minority investee	(1,000)	—
Cash used in acquisition, net of cash acquired	—	(2,617)
Acquisition of property and equipment	(1,048)	(1,804)

Net cash provided by investing activities	18,186	16,390

Financing activities
Repayments under equipment financing obligations	(193)	(115)
Borrowings under equipment financing obligations	1,754	1,229
Proceeds from issuance of common stock	1,306	721

Net cash provided by financing activities	2,867	1,835

Cash provided from discontinued operations	464	—

Codexis related net adjustment	—	(2,365)

Effect of exchange rate changes on cash and cash equivalents	31	301

Net increase (decrease) in cash and cash equivalents	5,377	(3,403)
Cash and cash equivalents at beginning of period	21,353	40,415

Cash and cash equivalents at end of period	$26,730	$37,012

Schedule of noncash transactions
Shares of Codexis common stock issued in acquisition	—	$(188)

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2005, and for the three and six months ended June 30, 2004 and June 30, 2005 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (“Maxygen” or the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On June 2, 2004, the Company agreed to sell Verdia, Inc. (its wholly-owned subsidiary) to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. This transaction closed on July 1, 2004 (see Note 7). The Company has reclassified the operating results of Verdia to discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2004 as a result of the Company’s sale of Verdia.

On February 28, 2005, the Company’s voting rights in Codexis, Inc. were reduced below 50%. As of February 28, 2005, Codexis was no longer a consolidated subsidiary of the Company and the Company’s ownership in Codexis is being accounted for under the equity method of accounting.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands). For the three and six months ended June 30, 2004 and for the two months ended February 28, 2005, the results of operations of Codexis are also included in the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2004 includes the financial position of Codexis as of that date. Subsequent to February 28, 2005, the Company’s investment in Codexis is reflected using the equity method of accounting.

In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements”, the Company included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss through February 28, 2005. As of February 28, 2005, the Company controlled less than 50% of the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company is accounting for its investment in Codexis under the equity method of accounting after February 28, 2005.

Since the Company no longer consolidates the financial position of Codexis, the Company no longer reflects amounts as minority interest on the condensed consolidated balance sheet. It recorded a $2.4 million adjustment to additional paid-in capital in the first quarter of 2005 to restore the negative additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and financed by the Company and several other independent investors. In accordance with EITF 96-16 and ARB 51, through February 28, 2005, the Company consolidated 100% of the operating results of Codexis even though it only owned a majority of the voting interests in Codexis. From March

2002 through February 28, 2005, the Company had recorded losses of Codexis of $26.4 million, which was in excess of the Company’s investment basis of $9.8 million. On February 28, 2005, the Company’s voting rights in Codexis were reduced below 50%. As a result, as of such date the Company no longer consolidates the financial position and results of operations of Codexis with the Company’s financial results and instead accounts for Codexis under the equity method of accounting. To reflect what the Company’s basis in Codexis would have been under equity accounting, the Company recorded a one-time cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring its investment basis in Codexis to zero. This cumulative effect adjustment does not have any tax consequences.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications, when made, did not have any effect on loss applicable to common stockholders, total assets or total liabilities and stockholders’ equity.

Revenue Recognition

The Company recognizes revenue from multiple element arrangements under collaborative research agreements that include license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Revenue related to collaborative research payments with the Company’s corporate collaborators are recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in each respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

The Company is eligible to receive royalties from licensees, which are typically based on third-party sales of licensed products. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured.

The Company has been awarded grants from the Defense Advanced Research Projects Agency (“DARPA”), National Institute of Standards and Technology-Advanced Technology Program, the U.S. Agency for International Development, the U.S. Army Medical Research and Materiel Command and National Institute of Heath for various research and development projects. The terms of these grant agreements are generally three years with various termination dates, the last of which is June 2006 for existing agreements. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Loss per common share

Basic and diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2005	2004	2005
Loss applicable to common stockholders	$(13,646)	$(9,869)	$(23,744)	$(2,158)

Basic and diluted:
Weighted-average shares of common stock outstanding	35,072	35,702	35,009	35,680
Less: weighted-average shares subject to repurchase	(1)	—	(3)	—

Weighted-average shares used in computing basic and diluted loss per share	35,071	35,702	35,006	35,680

Basic and diluted loss per common share	$(0.39)	$(0.28)	$(0.68)	$(0.06)

In accordance with paragraph 15 of FAS 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive to loss per share for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was 9,792,916 at June 30, 2004 and 9,252,734 at June 30, 2005.

Comprehensive Loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month and six-month periods ended June 30, 2004 and June 30, 2005 were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2005	2004	2005
Net loss	$(13,396)	$(9,869)	$(23,244)	$(1,991)
Changes in unrealized gain (loss) on securities available-for-sale	(942)	299	(715)	191
Changes in foreign currency translation adjustments	64	(686)	217	(428)

Comprehensive loss	$(14,274)	$(10,256)	$(23,742)	$(2,228)

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2004	June 30, 2005
Unrealized gains on securities available-for-sale	$5	$5
Unrealized losses on securities available-for-sale	(585)	(394)
Foreign currency translation adjustments	(2,306)	(1,696)
Changes in foreign currency contracts	696	(342)

Accumulated other comprehensive loss	$(2,190)	$(2,427)

Recent Accounting Pronouncements

In November 2004 the Financial Accountings Standards Board (FASB) delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01; this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure requirement of this guidance remains in effect. The Company does not expect the adoption of the recognition and measurement provisions of EITF 03-01 to significantly impact our results of operations or financial position but will reassess the impact once the rules are finalized.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123, for purposes of pro forma disclosures for all prior periods presented.

The Company plans to adopt Statement 123 using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 to the Company’s Consolidated Financial Statements (“Stock-Based Compensation”). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, levels of share-based payments granted in the future, when employees exercise stock options and if and when the Company becomes profitable.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinions No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by including in net income during the period of change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB No. 25. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, asamended by SFAS No. 148, using the Black-Scholes option-pricing model, to determine stock-based employee compensation (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2005	2004	2005
Net loss, as reported	$(13,396)	$(9,869)	$(23,244)	$(1,991)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	89	—	177	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(2,608)	(1,713)	(5,208)	(2,646)

Pro forma net loss	$(15,915)	$(11,582)	$(28,275)	$(4,637)

Loss per common share
Basic and diluted	$(0.38)	$(0.28)	$(0.66)	$(0.06)

Basic and diluted – pro forma	$(0.45)	$(0.32)	$(0.81)	$(0.13)

The Black-Scholes weighted average estimated fair values of stock options granted during the three months ended June 30, 2004 and 2005 were $4.67 and $4.04 per share, respectively and for the six months ended June 30, 2004 and 2005 were $5.02 and $6.74 per share, respectively.

2. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of June 30, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$37,011	$—	$—	$37,011
Commercial paper	12,149	5	—	12,154
Corporate bonds	147,142	—	(391)	146,751
U.S. government agency securities	3,006	—	(3)	3,003

Total	199,308	5	(394)	198,919
Less amounts classified as cash equivalents	(37,012)	—	—	(37,012)

Total investments	$162,296	$5	$(394)	$161,907

There were no realized gains or losses on the sale of available-for-sale securities for the three-month and six-month periods ended June 30, 2004 and June 30, 2005. The change in unrealized holdings gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized losses of $715,000 for the six months ended June 30, 2004, unrealized gains of $191,000 for the six months ended June 30, 2005. The Company intends to hold the securities until maturity and therefore does not believe the unrealized losses of $394,000 are other than temporary.

At June 30, 2005, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$158,932	$158,547
Due after one year	3,364	3,360

	$162,296	$161,907

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS. To date, foreign currency contracts are denominated in Danish kroner. At June 30, 2005, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $6.7 million.

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

In June 2003 the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the insurers of the 309 defendant issuers will pay to the plaintiffs $1 billion less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs receive over $5 billion in damages from the defendant underwriters, the Company will be entitled to reimbursement of various expenses incurred by it as a result of the litigation. As part of the tentative settlement, the Company will assign to the plaintiffs “excess compensation claims” and certain other of its claims against the defendant underwriters based on the alleged actions of the defendant underwriters. The settlement is subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. On February 15, 2005 the Court tentatively approved the proposed settlement, conditioned upon the parties altering the proposed settlement to comply with the Private Securities Litigation Reform Act’s settlement discharge provision. The settlement does not contemplate any settlement payments by Maxygen.

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

5. Segment Information

On July 1, 2004, the Company sold Verdia, the sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. The operations of Verdia prior to its sale are reflected in the Company’s financial statements for the three and six months ended June 30, 2004 as discontinued operations. Thus the agriculture segment data provided in earlier reports is now reflected as discontinued operations (see Note 7). On February 28, 2005 the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Accordingly, the financial position of Codexis is included in the condensed consolidated balance sheet as of December 31, 2004 but excluded from the June 30, 2005 condensed consolidated balance sheet, and the results of operations of Codexis are included in the consolidated results presented below only until February 28, 2005. Thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1. Corporate administrative costs are generally allocated based on headcount.

Segment Earnings

(in thousands)

	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
Three Months ended June 30, 2004
Segment loss	$(8,361)	$(3,375)	$(11,736)
Stock compensation	(120)	(11)	(131)
Interest income and other (expense), net	685	12	697
Equity in minority interests	(1,000)	—	(1,000)

Loss from continuing operations	(8,796)	(3,374)	(12,170)
Subsidiary preferred stock accretion	—	(250)	(250)

Loss applicable to common stockholders – continuing operations	$(8,796)	$(3,624)	$(12,420)

The operations of Codexis are not included in the consolidated operations of Maxygen for the three months ended June 30, 2005.

	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
Six Months ended June 30, 2004
Segment loss	$(14,036)	$(6,428)	$(20,464)
Stock compensation	(266)	(16)	(282)
Interest income and other (expense), net	1,227	44	1,271
Equity in minority interests	(1,000)	—	(1,000)

Loss from continuing operations	(14,075)	(6,400)	(20,475)
Subsidiary preferred stock accretion	—	(500)	(500)

Loss applicable to common stockholders – continuing operations	$(14,075)	$(6,900)	$(20,975)

Six Months ended June 30, 2005
Segment loss	$(19,314)	$(1,325)	$(20,639)
Stock compensation	(117)	—	(117)
Interest income and other (expense), net	2,129	20	2,149

Loss from continuing operations	(17,302)	(1,305)	(18,607)
Cumulative effect adjustment	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Income (loss) applicable to common stockholders	$(686)	$(1,472)	$(2,158)

The operations of Codexis are not included in the consolidated operations of Maxygen after February 28, 2005.

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

	Three Months ended June 30,		Six Months ended June 30,
	2004	2005	2004	2005
Human therapeutics	$2,529	$1,946	$6,394	$5,985
Chemicals	1,032	—	2,035	1,510

Total revenue – continuing operations	$3,561	$1,946	$8,429	$7,495

Identifiable Assets

The following table presents identifiable assets for each reporting segment (in thousands):

	December 31, 2004	June 30, 2005
Human therapeutics	$240,372	$219,901
Chemicals	22,733	—

Total assets	$263,105	$219,901

6. Human Therapeutics

On February 28, 2005 the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Accordingly, the results of operations of Codexis are included in the consolidated results presented in the Condensed Consolidated Statements of Operations only until February 28, 2005. Presented below are the results of operations for the three and six months ended June 30, 2004 and June 30, 2005 for the Human Therapeutics business on a stand-alone basis.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2004	2005	2004	2005
Revenues:
Collaborative research and development revenue	$2,188	$1,446	$5,601	$4,893
Grant revenue	341	500	793	1,092

Total revenues	2,529	1,946	6,394	5,985

Operating Expenses:
Research and development	8,050	9,911	15,233	18,459
General and administrative	2,840	3,372	5,197	6,840
Stock compensation expense	120	9	266	117

Total operating expenses	11,010	13,292	20,696	25,416

Loss from operations	(8,481)	(11,346)	(14,302)	(19,431)

Interest income and other (expense), net	685	1,477	1,227	2,129

Equity in losses of minority investee	(1,000)	—	(1,000)	—

Loss from continuing operations	(8,796)	(9,869)	(14,075)	(17,302)
Loss from discontinued operations	(1,226)	—	(2,769)	—
Cumulative effect adjustment	—	—	—	16,616

Net loss	$(10,022)	$(9,869)	$(16,844)	$(686)

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

Summary operating results for the discontinued operations through June 30, 2004 are as follows (in thousands):

Three Months ended June 30, 2004:

Collaborative research and development revenue	$1,291
Collaborative research and development revenue from related party	1,274
Grant revenue	164

Total revenues	2,729
Operating expenses:
Research and development	2,922
General and administrative	242

Total operating expenses	3,164

Loss from operations of discontinued operations	(435)
Interest income and other, net	14
Equity in net loss of joint venture	(805)

Loss from discontinued operations	$(1,226)

Six Months ended June 30, 2004:

Collaborative research and development revenue	$2,721
Collaborative research and development revenue from related party	2,454
Grant revenue	311

Total revenues	5,486
Operating expenses:
Research and development	6,165
General and administrative	616

Total operating expenses	6,781

Loss from operations of discontinued operations	(1,295)
Interest income and other, net	32
Equity in net loss of joint venture	(1,506)

Loss from discontinued operations	$(2,769)

Verdia’s investment in its joint venture with Delta and Pine Land Company called DeltaMax Cotton LLC in which Verdia had an equity interest of 50% as of June 30, 2004 was accounted for under the equity method of accounting. As a result of the Company’s sale of Verdia on July 1, 2004, Verdia’s portion of the DeltaMax loss as of June 30, 2004 is included in the loss from discontinued operations on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2004.

8. Commitments

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

Minimum annual commitments under operating leases and material contracts are as follows (in thousands):

For the remainder of 2005	$4,587

Year ending December 31,
2006	$2,456
2007	454

$2,910

9. Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2005.

10. Restructuring Charges

During the three months ended June 30, 2005, Maxygen implemented a plan to consolidate its organization to increase focus on development of its pharmaceutical product candidates. The consolidation reflects the company’s strategic shift from early discovery research and collaborative partner funding to an increased focus on internal product development. The restructuring plan included a reduction of approximately 16% of the company’s personnel over the next seven months. The Company recorded severance charges of $710,000 during the three months ended June 30, 2005 relating to 19 employees who have or will have ceased employment with the Company on or prior to August 29, 2005. The restructuring balances are comprised entirely of cash charges that are expected to be paid over the next quarter.

These charges are included in operating expenses on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Charges	Amounts Paid in the Three Months ended June 30, 2005 (Cash)	Accrued at June 30, 2005
Severance costs
Research and development	$440	$230	$210
General and administrative	270	188	82

Total	$710	$418	$292

Approximately $290,000 of additional severance costs relating to employees who will terminate after August 29, 2005, or whose termination is uncertain, have not been included in these charges and will be expensed as incurred.

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

In addition to our focus in human therapeutics, we established two industrial subsidiaries. Codexis focuses on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry. On February 28, 2005, our voting rights in Codexis were reduced below 50%. As a result, as of such date we no longer consolidated the financial position and results of operations of Codexis with our financial results and instead we account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a one-time positive adjustment as a cumulative effect adjustment of $16.6 million for the six months ended June 30, 2005 to bring our investment basis in Codexis to zero. On July 1, 2004 we completed the sale of Verdia, our agriculture subsidiary, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million. The discussion in this section reflects the results of Verdia as a discontinued operation for the six months ended June 30, 2004.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical and petroleum companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have grown, we have strategically shifted our focus to pharmaceutical products and internal product development in order to capture more of the potential value resulting from our efforts. We believe this is an important step in building long-term value in Maxygen. However, in the immediate term this will mean reduced revenues and increased operating losses. Consistent with our strategic shift, revenue from collaborative research agreements and government grants decreased from $22.9 million in 2003 to $16.3 million in 2004. Our revenues were $8.4 million in the six months ended June 30, 2004, compared to $7.5 million for the six months ended June 30, 2005. Due to our continuing shift to internal product development and the deconsolidation of Codexis, our revenue is expected to drop accordingly during the remainder of 2005.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as the results of Codexis through February 28, 2005.

We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $198.9 million as of June 30, 2005.

We have incurred significant operating losses since our inception. As of June 30, 2005, our accumulated deficit was $187.8 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for the three months ended June 30, 2005 were $9.9 million compared to $11.8 million for comparable period in 2004. Our research and development expenses from continuing operations for the six months ended June 30, 2005 were $21.0 million compared to $22.6 million for comparable period in 2004. On June 16, 2005 we announced a reduction in force covering approximately 16% of our workforce. We expect that termination costs of approximately $1 million will largely offset any expense savings from the reduction in force in 2005. We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the three months ended June 30, 2005, as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Results of Operations

Revenues

Our total revenues from continuing operations were $3.6 million and $8.4 million in the three and six months ended June 30, 2004 and were $1.9 million and $7.5 million in the three and six months ended June 30, 2005. The decrease in collaborative research and development revenue of $1.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to the completion of the research and development funding terms of several collaborations during 2004 and the change to the equity method of accounting for our investment in Codexis as of February 28, 2005. The decrease in collaborative research and development revenue of $1.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to the completion of the research and development funding terms of several collaborations during 2004 and the change to the equity method of accounting for our investment in Codexis as of February 28, 2005, partially offset by a significant milestone from Roche in the first quarter of 2005. The increase in grant revenue of $159,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and the increase in grant revenue of $299,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily reflects an increase in activity on our existing grant projects. For 2005, we expect our consolidated revenues to be approximately $7.5 million. This reduced level of revenues as compared to 2004 reflects the fact that Codexis revenues will not be included in Maxygen’s consolidated financial results after February 28, 2005 and that Maxygen’s focus has intensified on the internal development of its product candidates as opposed to funding through third-party research and development collaborations.

Revenues for each operating segment are derived from our research collaboration agreements and government research grants and are categorized based on the industry of the product or technology under development. Results of Codexis through February 28, 2005 are shown as Maxygen’s chemicals segment. After February 28, 2005 we have operated as one segment. The following table presents revenues for each operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Human therapeutics	$2,529	$1,946	$6,394	$5,985
Chemicals	1,032	—	2,035	1,510

Total revenue	$3,561	$1,946	$8,429	$7,495

The decrease in revenues for our human therapeutics segment for the three month periods primarily reflects the shift in focus of our product development strategy towards internal development of product candidates and away from third-party funded research collaborations as several of our collaborations came to completion during 2004. The decrease in revenues for our human therapeutics segment for the six month periods primarily reflects the shift in focus of our product development strategy towards internal development of product candidates and away from third party funded research collaborations as several of our collaborations came to completion during 2004, partially offset by the achievement of a significant milestone from Roche in the first quarter of 2005. Revenues for our human therapeutics segment for the next several quarters is expected to be lower than revenues for our human therapeutics segment in the three months ended June 30, 2005, primarily due to the scheduled completion of the funded research term of our collaboration with Roche in the beginning of the third quarter of 2005.

Research and Development Expenses

We have entered into a number of research and development collaborations to perform research for our collaborators. The major collaborative agreements have similar contractual terms. The agreements generally require us to devote a specified number of full-time equivalent employees to the research efforts over defined terms, generally ranging from three to five years.

We do not track fully burdened research and development costs by project. However, we do estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by, on the one hand, our collaborators and government grants and, on the other hand, projects funded by Maxygen. We believe that presenting our research and development expenses in these categories will provide our investors with meaningful information on how our resources are being used.

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Collaborative projects funded by third parties	$2,737	$1,479	$5,317	$4,118
Internal projects	9,057	8,432	17,296	16,875

Total	$11,794	$9,911	$22,613	$20,993

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

Most of our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Risk Factors That May Affect Results of Operations and Financial Condition”. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

Our research and development expenses consist primarily of salaries and other personnel-related expenses, research consultants and external collaborative research expenses (including contract manufacturing), facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses decreased from $11.8 million and $22.6 million in the three months and six months ended June 30, 2004 to $9.9 million and $21.0 million in the comparable periods of 2005. The decreases are primarily due to the change from consolidation to the equity method of accounting for our investment in Codexis as of February 28, 2005, offset in part by increased external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates in preparation for clinical trials and termination charges of $440,000 related to a reduction in force of research and development personnel announced on June 16, 2005. Excluding Codexis, research and development expenses increased from $8.1 million and $15.2 million in the three months and six months ended June 30, 2004 to $9.9 million and $18.5 million in the comparable periods of 2005. Stock compensation expenses included in research and development expenses were $109,000 during the three months ended June 30, 2004 compared to $9,000 in the three months ended June 30, 2005 and were $238,000 in the six months ended June 30, 2004 compared to $111,000 during the six months ended June 30, 2005. The decreases in stock compensation expenses were primarily related to the amortization of deferred compensation relating to the grant of stock options to employees before our initial public offering, which was fully amortized to expense by August 2004.

We expect that our research and development costs may decrease modestly in 2005 over 2004, due primarily to the change to the equity method of accounting for our investment in Codexis as of February 28, 2005, offset by an increase in research and development costs for the remainder of our consolidated operations as we increase our efforts on internally funded projects. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. Stock compensation expense related to research and development will increase considerably upon our implementation of Financial Accounting Standards Board Statement No. 123(R). While we cannot predict the actual impact of the implementation of FASB 123(R) at this time as we are still analyzing its potential impacts, we believe the fair value calculation set forth in Note 1 of the Consolidated Financial Statements (“Stock-Based Compensation”) will approximate the actual impact of FASB 123(R). We expect to adopt FASB 123(R) on January 1, 2006.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as insurance premiums and professional expenses, such as external expenditures for legal, accounting and commercial assessment of potential products. General and administrative expenses decreased from $3.5 million in the three months ended June 30, 2004 to $3.4 million in the three months ended June 30, 2005. General and administrative expenses increased from $6.3 million in the six months ended June 30, 2004 to $7.1 million in the six months ended June 30, 2005. The increase was primarily due to professional fees related to an increase in market research and product profile development activity and regulatory compliance costs as well as termination charges of $270,000 related to a reduction in force announced on June 16, 2005, offset in part by the change to the equity method of accounting for our investment in Codexis as of February 28, 2005. Excluding Codexis, general and administrative expenses increased from $2.8 million and $5.2 million in the three months and six months ended June 30, 2004 to $3.4 million and $6.8 million in the comparable periods of 2005. Stock compensation expenses included in general and administrative expenses was $22,000 in the three months ended June 30, 2004. There were no stock compensation expenses included in general and administrative expenses in the three months ended June 30, 2005. Stock compensation expenses included in general and administrative expenses were $44,000 in the six months ended June 30, 2004 compared to

$6,000 in the six months ended June 30, 2005. The decreases in general and administrative stock compensation expenses were primarily related to the amortization of deferred compensation relating to the grant of stock options to employees before our initial public offering, which was fully amortized to expense by August 2004.

We expect that our quarterly general and administrative expenses will decrease in the remainder of 2005, due primarily to reduced personnel costs and the change to the equity method of accounting for our investment in Codexis, offset in part by increased professional fees and product assessment costs. Stock compensation expense related to general and administration will increase considerably upon our implementation of Financial Accounting Standards Board Statement No. 123(R). While we cannot predict the actual impact of the implementation of FASB 123(R) at this time as we are still analyzing its potential impacts, we believe the fair value calculation set forth in Note 1 of the Consolidated Financial Statements (“Stock-Based Compensation”) will approximate the actual impact of FASB 123(R). We expect to adopt FASB 123(R) on January 1, 2006.

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of interest expense on our equipment leases and currency transaction gains or losses related to the funding of our Danish subsidiary Maxygen ApS. Interest income and other (expense), net increased from $697,000 in the three months ended June 30, 2004 to $1.5 million in the three months ended June 30, 2005. Included in these amounts are foreign exchange gains of $1,000 in the three months ended June 30, 2004 and $71,000 in the three months ended June 30, 2005. The increase was primarily due to higher average balances of cash, cash equivalents and marketable securities. Interest income and other (expense), net increased from $1.3 million in the six months ended June 30, 2004 to $2.1 million in the six months ended June 30, 2005. Included in these amounts are foreign exchange losses of $178,000 in the six months ended June 30, 2004 and $525,000 in the six months ended June 30, 2005. The increase was primarily due to higher average balances of cash, cash equivalents and marketable securities, offset in part by an increase in foreign exchange losses.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and independently financed by Maxygen and several other investors in September and October of 2002. In August 2004 Codexis received additional equity funding from Pfizer. Until February 28, 2005, Maxygen recognized 100% of the operating results of Codexis even though we only owned a majority of the voting interests in Codexis. At such time we had recorded losses of Codexis in the amount of $26.4 million, which was in excess of our investment basis of $9.8 million. On February 28, 2005, our voting rights in Codexis were reduced below 50%. As a result, as of such date we no longer consolidate the financial position and results of operations of Codexis with Maxygen’s financial results and instead we account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a non-recurring cumulative effect adjustment of $16.6 million for the six months ended June 30, 2005 to bring our investment basis in Codexis to zero. This cumulative effect adjustment does not have any tax consequences.

Subsidiary Preferred Stock Accretion

In 2002, Codexis sold $25 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by Maxygen and $20 million was purchased by several unrelated investors. Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of series B convertible preferred stock (excluding the series B convertible preferred stock held by Maxygen and its affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by Maxygen, in the amount of $250,000 and $500,000 in the three and six months ended June 30, 2004 and zero and $167,000 in the three and six months ended June 30, 2005. The accretion was recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations through February 28, 2005 and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005 we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on our Consolidated Balance Sheet. We have recorded a $2.4 million adjustment to additional paid-in capital to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

New Accounting Pronouncements

In November 2004 the Financial Accounting Standards Board (FASB) delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01; this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure requirement of this guidance remains in effect. We do not expect the adoption of the recognition and measurement provisions of EITF 03-01 to significantly impact our results of operations or financial position but will reassess the impact once the rules are finalized.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123, for purposes of pro forma disclosures for all prior periods presented.

We plan to adopt Statement 123 using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 to our Notes to Consolidated Financial Statements (“Stock-Based Compensation”). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, levels of share-based payments granted in the future, when employees exercise stock options and if and when we become profitable.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinions No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by including in net income during the period of change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, on July 1, 2004 we received $64.0 million in cash as proceeds, before estimated income taxes and transaction costs of $1.4 million, from the sale of our agriculture segment, Verdia. As of June 30, 2005, we had $198.9 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities was $16.2 million for the six months ended June 30, 2004 and $19.6 million in the six months ended June 30 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations. The increase in cash used in operating activities for the six months ended June 30, 2005 primarily relates to payment of accrued expenses relating to annual bonuses for 2004 and program termination costs during the six months ended June 30, 2005 that were not paid during the six months ended June 30, 2004.

Net cash provided by investing activities was $18.2 million in the six months ended June 30, 2004 and $16.4 million in the six months ended June 30, 2005. The cash provided during the six months ended June 30, 2004 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash provided during the six months ended June 30, 2005 was primarily related to maturities of available-for-sale securities in excess of purchases offset by the $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005. The majority of additions of property and equipment in 2004 and 2005 relate to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We expect to use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $2.9 million in the six months ended June 30, 2004 and $1.8 million in the six months ended June 30, 2005. The cash provided during the six months ended June 30, 2004 was primarily from the proceeds of equipment loans entered into by Codexis and the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees. The cash provided during the six months ended June 30, 2005 was primarily from the proceeds of equipment loans entered into by Codexis net of repayments of such loans, Codexis’ assumption of loans upon the acquisition of Julich and the proceeds of the sale of common stock in connection with our Employee Stock Purchase Plan and the exercise of stock options by employees.

Cash provided by discontinued operations was $464,000 in the six months ended June 30, 2004. The cash provided by discontinued operations in 2004 relates to the amounts owed to Maxygen from Verdia for services provided to Verdia by Maxygen and reimbursement to Maxygen for payments made on behalf of Verdia.

The $2.4 million cash decrease due to the Codexis related net adjustment in the six months ended June 30, 2005 reflects the net impact on cash and cash equivalents due to Maxygen no longer consolidating Codexis after February 28, 2005.

In accordance with FAS No. 52, the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on the Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $31,000 in the six months ended June 30, 2004 and $301,000 in the six months ended June 30, 2005.

Assuming our research efforts for existing collaborations and grants continue for their full research terms, as of June 30, 2005 we had total committed funding of approximately $1.3 million remaining to be received over the next year. Potential milestone payments from our existing collaborations could exceed $280 million based on the accomplishment of specific performance criteria. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding cannot be terminated by either party before the end of the research term unless there has been a material breach of contract or either party has become bankrupt or insolvent. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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

Discontinued Operations

The results of discontinued operations reflect the results of Verdia until it was sold on July 1, 2004. Our loss from discontinued operations was $1.2 million and $2.8 million for the three and six months ended June 30, 2004.

Collaborative research and development revenue from discontinued operations was $1.3 million and $2.7 million in the three and six months ended June 30, 2004. Collaborative research and development revenue from related party from discontinued operations was $1.3 million and $2.5 million in the three and six months ended June 30, 2004. Grant revenue from discontinued operations was $164,000 and $311,000 in the three and six months ended June 30, 2004.

Research and development expenses from discontinued operations were $2.9 million and $6.2 million in the three and six months ended June 30, 2004. General and administrative expenses from discontinued operations were $242,000 and $616,000 in the three and six months ended June 30, 2004.

Interest income and other, net from discontinued operations was $14,000 and $32,000 in the three and six months ended June 30, 2004. Equity in net loss of joint venture from discontinued operations was $805,000 and $1.5 million in the three and six months ended June 30, 2004.

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

We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

We have incurred losses since our inception, including a loss applicable to common stockholders of $33.9 million in 2002 and $33.7 million in 2003. During 2004 we recognized income applicable to common stockholders, primarily due to the sale of Verdia, of $8.3 million, but our loss from continuing operations was $49.1 million. For the six months ended June 30, 2005 we recognized a loss applicable to common stockholders of $2.2 million, primarily due to a positive non-recurring adjustment of $16.6 million resulting from the cumulative effect adjustment recorded as a result of the change to the equity method of accounting for our investment in Codexis. Our loss from continuing operations for the six months ended June 30, 2005 was $18.6 million. As of June 30, 2005, we had an accumulated deficit of $187.8 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. The funded research portion of our primary collaboration, with Roche, is scheduled to wind-down in the third quarter of 2005. Revenues from collaborations and grants are uncertain because our existing agreements have fixed terms and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We Need to Contain Costs in Order to Achieve Profitability.

We are continuing our efforts to contain costs. On June 16, 2005 we announced a reduction in force of approximately 16% of our personnel, across both our research and administrative functions. This reduction in force was a part of our efforts to focus our resources on product development. As a result of the reduction in force we recorded termination costs of $710,000 during the three months ended June 30, 2005, comprised primarily of involuntary termination benefits. We continue to believe strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to achieve future profitability. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. If we are not able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.

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

If We Are Required to Account for Employee Stock Options Using the Fair Value Method, it Will Significantly Increase Our Net Loss.

There has been ongoing public debate concerning whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006. The adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations. Such charges will significantly increase our net loss and will delay our ability to achieve profitability.

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

Changes may also occur that would consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital. In difficult economic periods the ability of biotechnology companies to raise capital is severely limited, particularly companies such as Maxygen without human therapeutic products in late clinical development. If we fail to raise sufficient funds, we may need to curtail or cease operations. We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from collaborations, joint ventures and grants, will enable us to maintain our currently planned operations for at least the next twelve months. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If adequate funds are not available, we will not be able to successfully execute our business plan.

The Operation of International Locations May Increase Operating Expenses and Divert Management Attention.

Since August 2000, when we acquired Maxygen ApS, a Danish biotechnology company, we have been operating with international business locations. Operation as an international entity requires additional management attention and resources. We have limited experience in operating internationally and in conforming our operations to local cultures, standards and policies. The costs of operating internationally are expected to continue to exceed our international revenues for at least the next several years. As we continue to operate internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements that may limit or prevent the offering of our products in local jurisdictions;

•	local legal and governmental limitations on company-wide employee benefit practices, such as the operation of our employee stock option plan in local jurisdictions;

•	government limitations on research and/or research involving genetically engineered products or processes;

•	difficulties in staffing and managing foreign operations;

•	currency exchange risks; and

•	potentially adverse tax consequences.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•	before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the satisfaction of the FDA and other governmental authorities that the drug manufactured for the clinical trials is comparable to the drug manufactured for commercial use and that the manufacturing facility complies with applicable laws and regulations;

•	it may not be technically feasible to scale-up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.

Any of these factors could delay clinical trials, regulatory submissions and/or commercialization of our products, entail higher costs and result in our being unable to effectively sell our products.

Our Manufacturing Strategy, Which Relies on Third-Party Manufacturers, Exposes us to Additional Risks as a Result of Which We May Lose Potential Revenues.

We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of our clinical trials and commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale-up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturers are unable to manufacture preclinical or clinical supplies in a timely manner or are unable or unwilling to satisfy our needs or FDA requirements, it could delay clinical trials, regulatory submissions or commercialization of our potential products, entail higher costs and result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials or result in the termination of development of particular product candidates, adversely affecting our product development timetable, which in turn could adversely affect our stock price.

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

Since Our Voting Control of Codexis Has Recently Fallen Below 50%, We No Longer Consolidate Codexis, Which Will Significantly Reduce Our Revenue and Could Reduce our Stock Price.

Our voting rights in Codexis have been reduced below 50%. As a result, as of the date upon which such rights fell below 50%, we no longer consolidate the financial results of Codexis with the financial results of Maxygen. This has resulted in a significant reduction in the revenue (and expenses) of Maxygen in its consolidated financial statements. This reduction in revenue could lead to a reduction in the share price of our stock.

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

In July 2005, our European Patent 0752008, covering our first generation directed molecular evolution technologies, was the subject of an opposition proceeding before the European Patent Office. Despite arguments raised by four opponents to the patent, including Diversa and Genencor, all claims of the patent were upheld as valid with minor amendments.

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

Since we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources to complete any approval processes that may be required for these potential products, we must enter into collaborative arrangements, including joint ventures, to develop and commercialize potential products. We have entered into collaborative agreements and joint ventures with other companies to fund the development of new products for specific purposes. We have also entered into agreements to manufacture certain of our product candidates for use in clinical trials. These contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements or joint ventures, our revenues will be reduced and our potential products may not be commercialized.

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

Our Stock Price Has Been, and May Continue to Be, Extremely Volatile, and an Investment in Our Stock Could Decline in Value.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended June 30, 2005, the price of our common stock on the Nasdaq National Market ranged from $6.49 to $12.79. The valuations of many life science companies without product revenues and earnings, including ours, are high based on valuation standards such as price to sales ratios and progress in product development and/or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

Some of Our Existing Stockholders Can Exert Control Over Us, and May Not Make Decisions that Are in the Best Interests of All Stockholders.

As of June 30, 2005, our executive officers, directors and principal stockholders together controlled approximately 28% of our outstanding common stock, including GlaxoSmithKline plc, which owned approximately 18% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Maxygen and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the six months ended June 30, 2005. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Controls Evaluations. Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of June 30, 2005, and (ii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.

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

Quarterly Reports

Quarterly Evaluation of Disclosure Controls. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2005 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 7, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the one management proposal was approved by the stockholders.

(a)	The stockholders reelected the six nominees for the Company’s Board of Directors:

Candidate	Shares Voted For Candidate	Shares Withheld
M.R.C. Greenwood	26,090,767	1,313,178
Russell J. Howard	27,342,381	61,564
Ernest Mario	26,914,080	489,865
Gordon Ringold	26,584,517	819,428
Isaac Stein	26,584,497	819,448
James R. Sulat	27,364,799	39,146

(b)	The stockholders ratified the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005:

Shares voted for	27,311,041
Shares voted against	90,749
Shares abstaining	2,155
Broker non-votes	0

ITEM 5

OTHER INFORMATION

Pre-Approval of Non-Audit Services

During the three month period ended June 30, 2005, the Audit Committee of the Board of Directors approved the following non-audit services to be performed by Ernst & Young LLP: (i) consultations regarding the deconsolidation of Codexis, (ii) review of an SEC comment letter and consultations in regard thereto and (iii) review of two Registration Statements on Form S-3 for a selling stockholder and the related consents.

The Audit Committee has determined that the rendering of the audit-related services described above by Ernst & Young LLP is compatible with maintaining the independence of the registered public accounting firm.

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

MAXYGEN, INC.

August 5, 2005	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

August 5, 2005	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer