Form 10-Q
period 2006-03-31
MAXYGEN INC
filed 2006-05-08
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 1, 2006, there were 36,017,388 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd. For the three months ended March 31, 2005, the operations of Codexis, Inc., through February 28, 2005, are also included. On February 28, 2005, our voting interests in Codexis fell below 50% and, from such date, the financial position and results of operations of Codexis are no longer consolidated with our financial position and results of operations. We instead reflect our investment in Codexis under the equity method of accounting. In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

Our web site is located at www.maxygen.com. We make available free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such reports with the Securities and Exchange Commission, or SEC. Information contained on our web site is not part of this report.

i

We own or have rights to various copyrights, trademarks and trade names used in our business, including Maxygen™ and MolecularBreeding.™ Other service marks, trademarks and trade names referred to in this report are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

Forward Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products, including the timing of any filing with the U.S. Food and Drug Administration or any other regulatory agency with respect to the clinical development of any product candidate;

•	the commercial success of any of our products that may be marketed or sold;

•	our liquidity and future financial performance;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop; and

•	our business strategies and plans.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A – Risk Factors,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	March 31, 2006
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,940	$37,507
Short-term investments	127,336	124,262
Accounts receivable and other receivables	6,076	3,839
Prepaid expenses and other current assets	3,530	4,186

Total current assets	163,882	169,794
Property and equipment, net	4,068	3,825
Goodwill	12,192	12,192
Long-term investments	34,047	19,029
Deposits and other long-term assets	334	341

Total assets	$214,523	$205,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$3,193
Accrued compensation	4,323	2,738
Other accrued liabilities	3,121	3,233
Deferred revenue	2,668	2,138

Total current liabilities	11,652	11,302
Non-current deferred revenue	5,517	5,191
Other long-term liabilities	10	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and March 31, 2006	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 35,922,178 and 36,001,675 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	3	3
Additional paid-in capital	403,120	405,000
Accumulated other comprehensive loss	(1,557)	(1,371)
Accumulated deficit	(204,222)	(214,944)

Total stockholders’ equity	197,344	188,688

Total liabilities and stockholders’ equity	$214,523	$205,181

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2006
	(unaudited)
Collaborative research and development revenue	$4,957	$4,067
Grant revenue	592	898

Total revenues	5,549	4,965
Operating expenses:
Research and development(see Note 1)	11,184	13,262
General and administrative(see Note 1)	3,775	4,318

Total operating expenses	14,959	17,580

Loss from operations	(9,410)	(12,615)

Interest income and other (expense), net	672	1,893

Loss from continuing operations	(8,738)	(10,722)
Cumulative effect adjustment	16,616	—

Net income (loss)	7,878	(10,722)
Subsidiary preferred stock accretion	(167)	—

Income (loss) applicable to common stockholders	$7,711	$(10,722)

Basic and diluted income (loss) per share:
Continuing operations	$(0.25)	$(0.30)
Cumulative effect adjustment	$0.47	$—
Applicable to common stockholders	$0.22	$(0.30)

Shares used in basic and diluted per share calculations	35,658	35,973

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2005	2006
	(unaudited)
Operating activities
Net income (loss)	$7,878	$(10,722)
Cumulative effect adjustment	(16,616)	—

Loss from continuing operations	(8,738)	(10,722)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,227	619
Non-cash stock compensation	7	1,483
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	101	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,624)	2,237
Prepaid expenses and other current assets	(1,057)	(506)
Deposits and other assets	(31)	(7)
Accounts payable	1,170	1,653
Accrued compensation	(2,128)	(1,585)
Accrued program termination costs	(1,936)	—
Other accrued liabilities	(136)	102
Taxes payable	(921)	—
Deferred revenue	984	(856)

Net cash used in operating activities	(14,082)	(7,582)

Investing activities
Purchases of available-for-sale securities	(54,977)	(17,939)
Maturities of available-for-sale securities	52,407	36,053
Cash used in acquisition, net of cash acquired	(2,617)	—
Acquisition of property and equipment	(1,466)	(376)

Net cash provided by (used in) investing activities	(6,653)	17,738

Financing activities
Repayments under equipment financing obligations	(115)	—
Borrowings under equipment financing obligations	1,229	—
Proceeds from issuance of common stock	439	396

Net cash provided by financing activities	1,553	396

Codexis related net adjustment	(2,367)	—
Effect of exchange rate changes on cash and cash equivalents	497	15

Net increase (decrease) in cash and cash equivalents	(21,052)	10,567
Cash and cash equivalents at beginning of period	40,415	26,940

Cash and cash equivalents at end of period	$19,363	$37,507

Supplemental Cash Flow Information
Non-cash transactions:
Shares of Codexis common stock issued in acquisition	$(188)	$—

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2006, and for the three months ended March 31, 2005 and March 31, 2006 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On February 28, 2005, as a result of the issuance of the common stock of Codexis, Inc. (“Codexis”) in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other events, the Company’s voting rights in Codexis were reduced below 50%. As a result, as of February 28, 2005, the Company no longer consolidates the financial position and results of operations of Codexis with the Company’s financial results and instead accounts for Codexis under the equity method of accounting from that date forward.

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

The Company’s ownership in Codexis, as of December 31, 2004, was approximately 51.4%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with Emerging Issues Task Force Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” (“EITF 96-16”) and paragraph 1 of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company recorded minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, the Company’s voting rights of the issued and outstanding shares of Codexis common and preferred stock were reduced below 50%. As a result, as of February 28, 2005, the date upon which such rights fell below 50%, the Company no longer consolidates the financial results of Codexis. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company accounts for its investment in Codexis under the equity method of accounting after February 28, 2005.

On September 13, 2002, Codexis sold $15 million of Codexis series B convertible preferred stock to investors, of which, $5 million was purchased by the Company and $10 million was purchased by several unrelated investors. On October 1, 2002, Codexis sold an additional $10 million of series B convertible preferred stock to unrelated investors. The Series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of series B convertible preferred stock (excluding the series B convertible preferred stock held by the Company and its affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, the Company has recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by the Company, in the amount of $167,000 in the three months ended March 31, 2005. The accretion is recorded as subsidiary preferred stock accretion on the condensed consolidated statements of operations and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the three months ended March 31, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

As of December 31, 2005, the Company had an equity interest of approximately 13% in Avidia Inc. (“Avidia”), a biotechnology company formed by the Company and an unrelated third party investor in July 2003, based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. Until March 31, 2005, the Company’s investment in Avidia was accounted for under the equity method of accounting and the Company’s share of Avidia’s results were recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. In April 2005, Avidia issued additional equity securities, which reduced the Company’s ownership below 20%. Since the Company does not have the ability to exercise significant influence over Avidia’s operating and financial policies, after March 31, 2005, the Company’s investment in Avidia is being accounted for under the cost method of accounting.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and financed by the Company and several other independent investors. In accordance with EITF 96-16 and ARB 51, through February 28, 2005, the Company consolidated 100% of the operating results of Codexis, even though it only owned a majority of the voting interests in Codexis. From March 2002 through February 28, 2005, the Company had recorded cumulative losses of Codexis of $26.4 million, which was in excess of the Company’s investment basis of $9.8 million. On February 28, 2005, the Company’s voting rights in Codexis were reduced below 50%. As a result, the Company no longer consolidates the financial position and results of operations of Codexis with the Company’s financial results as of such date and instead accounts for Codexis under the equity method of accounting. To reflect what the Company’s basis in Codexis would have been under equity accounting as required by EITF 96-16, the Company recorded a cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring its investment basis in Codexis to zero as of February 28, 2005. This cumulative effect adjustment does not have any tax consequences.

Reclassifications

Stock compensation expenses of approximately $108,000 in 2005 have been reclassified to research and development expenses and general and administrative expenses in the Company’s Consolidated Statement of Operations as a result of the Company’s implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), effective January 1, 2006. Previously, stock compensation expense had been presented separately on the face of the consolidated statement of operations.

Revenue Recognition

The Company recognizes revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the up-front payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to vary significantly from period to period, the Company recognizes the up-front payments based upon actual expenses incurred relative to the total expected effort by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates in both the remaining time period and the the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred could have a significant impact on the revenue recognized in future periods.

Revenue related to collaborative research payments from the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in the respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Under certain collaborative research and development agreements, the Company and the collaborative partner have agreed to share equally in the costs of research and development. In periods where the Company incurs more costs than the collaborative partner, payments from the collaborative partner are included in collaborative research and development revenues and, in periods where the collaborative partner incurs more expenses than the Company, the Company’s payments to the collaborative partner are included in research and development expenses. Research and development expenses (including general and administrative expenses) under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments may be triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

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

Income (Loss) Per Common Share

Basic and diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three months ended March 31,
	2005	2006
Income (loss) applicable to common stockholders	$7,711	$(10,722)

Basic and diluted:
Weighted-average shares used in computing basic and diluted income (loss) per share	35,658	35,973

Basic and diluted income (loss) per common share	$0.22	$(0.30)

In accordance with paragraph 15 of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted income (loss) per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted income (loss) per share, prior to application of the treasury stock method for options, was approximately 9,576,000 at March 31, 2005 and 9,754,000 at March 31, 2006.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three-month period ended March 31, 2005 and 2006 were as follows:

	Three months ended March 31,
	2005	2006
Net income (loss)	$7,878	$(10,722)
Changes in unrealized gain (loss) on available-for-sale securities	(108)	22
Changes in foreign currency translation adjustments	258	164

Comprehensive income (loss)	$8,028	$(10,536)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2005	March 31, 2006
Unrealized gain on available-for-sale securities	$—	$8
Unrealized losses on available-for-sale securities	(592)	(578)
Foreign currency translation adjustments	(579)	(565)
Changes in foreign currency contracts	(386)	(236)

Accumulated other comprehensive loss	$(1,557)	$(1,371)

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s results of operations or financial condition.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board Opinions No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by including in net income during the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

As of March 31, 2006, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan; the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents, to employees, directors and consultants. The 2006 Plan was adopted by the Company’s board of directors in February 2006 and remains subject to stockholder approval. As of March 31, 2006, no grants of equity-based awards had been made under the 2006 Plan. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. The fair value of stock options and ESPP shares was estimated using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The Company has adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the quarter ended March 31, 2006 related to stock options and the ESPP were $1,417,000 and $66,000, respectively. As a result of its implementation of SFAS 123(R), the Company’s net income (loss) for the quarter ended March 31, 2006 was reduced by $1,483,000. The implementation of SFAS 123(R) also reduced basic and fully diluted earnings per share by $0.04 for the first quarter of 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three months ended March 31, 2006.

Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the condensed consolidated statements of operations under the intrinsic value method.

Stock Options

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options.

As part of its adoption of SFAS 123(R), the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified two employee populations, U.S. employees and Danish employees. The Company used the Black-Scholes-Merton option pricing model to value the options for each of the employee populations. The weighted average assumptions used in the model for each employee population are outlined in the following table:

	Three months ended March 31, 2006
	U.S. Employees	Danish Employees
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range—Options	4.30%	4.34%
Risk-free interest rate range— ESPP	3.20% to 4.36%	—
Expected life—Options	5.13 years	2.4 years
Expected life—ESPP	0.92 years	—
Expected volatility-Options	56.42%	44.38%
Expected volatility-ESPP	42.97%	—

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the three months ended March 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	9,401,599	$16.13
Granted	966,637	7.89
Exercised	(57,656)	4.36
Canceled	(556,447)	46.19

Options outstanding at March 31, 2006	9,754,133	$13.67	6.95	$133
Options exercisable at March 31, 2006	6,646,550	$15.87	6.01	$106

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $7.89. At March 31, 2006, the Company had $9,268,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining vesting period of 1.45 years. Cash received from stock option exercises and purchases under the ESPP was $144,000 during the quarter ended March 31, 2006.

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase common stock at a discount, through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. In the three months ended March 31, 2006, 21,841 shares of common stock were purchased pursuant to the ESPP. The weighted average fair value of purchase rights granted during the first quarter of 2006 was $6.59. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes-Merton model. For the three months ended March 31, 2006, ESPP compensation expense was $66,000.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net income (loss) and income (loss) per common share for the first quarter of 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Three months ended March 31, 2005
Net income (loss), as reported	$7,878
Add: Stock based employee compensation cost included in the determination of net income (loss), as reported	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(933)

Pro forma net income (loss)	$6,945

Income (loss) per common share:
Basic and diluted	$0.22

Basic and diluted – pro forma	$0.19

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the following assumptions:

Three months ended March 31, 2005
Expected dividend yield	0%
Risk-free interest rate range—Options	3.71%
Risk-free interest rate range—ESPP	1.23% to 2.79%
Expected life—Options	4 years
Expected life—ESPP	0.7 years
Expected volatility	54.69%

Based on the Black-Scholes-Merton option pricing model, the weighted average estimated fair value of employee stock option grants was $6.99 for the three months ended March 31, 2005 and the weighted average fair value of purchase rights granted under the ESPP was $8.17 for the three months ended March 31, 2005.

Valuation and Expense Information under SFAS 123(R)

For the three months ended March 31, 2006, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) was allocated as follows:

Three months ended March 31, 2006
Research and development	$605,538
Selling, general and administrative	877,861

Stock-based compensation expense before income taxes	1,483,399
Income tax benefit	—

Total stock-based compensation expense after income taxes	$1,483,399

There was no capitalized stock-based employee compensation cost as of March 31, 2006. There were no recognized tax benefits during the quarter ended March 31, 2006.

2. Cash Equivalents and Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of March 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$25,585	$—	$—	$25,585
Commercial paper	16,330	8	(6)	16,332
Corporate bonds	93,963		(203)	93,760
U.S. government agency securities	45,490	—	(369)	45,121

Total	181,368	8	(578)	180,798
Less amounts classified as cash equivalents	(37,511)	(2)	6	(37,507)

Total investments	$143,857	$6	$(572)	$143,291

There were no realized gains or losses on the sale of available-for-sale securities for the three-month periods ended March 31, 2005 and March 31, 2006. The change in unrealized holdings gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $108,000 for the three months ended March 31, 2005 and unrealized gains of $22,000 for the three months ended March 31, 2006. The Company intends to hold the securities until maturity and therefore does not believe the unrealized losses of $578,000 are other than temporary.

At March 31, 2006, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$124,661	$124,262
Due after one year	19,196	19,029

	$143,857	$143,291

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

The Company accounts for derivative instruments under the provisions of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships.

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. At March 31, 2006, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $10.1 million.

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

4. Litigation

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

5. Segment Information

On February 28, 2005, the Company’s voting interests in Codexis were reduced below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Accordingly, the financial position of Codexis is excluded from the December 31, 2005 condensed consolidated balance sheet, and the results of operations of Codexis are included in the consolidated results presented below only until February 28, 2005. Thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1.

Segment Earnings

(in thousands)	Human Therapeutics	Chemicals (Codexis)	Maxygen, Inc. Consolidated
Three months ended March 31, 2005
Segment loss	$(7,977)	$(1,325)	$(9,302)
Stock compensation	(108)	—	(108)
Interest income and other (expense), net	652	20	672

Loss from continuing operations	(7,433)	(1,305)	(8,738)

Cumulative effect adjustment	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Income (loss) applicable to common stockholders	$9,183	$(1,472)	$7,711

Three months ended March 31, 2006
Segment loss	$(12,615)	$—	$(12,615)
Stock compensation	—	—	—
Interest income and other (expense), net	1,893	—	1,893

Loss from continuing operations	(10,722)	—	(10,722)
Cumulative effect adjustment	—	—	—
Subsidiary preferred stock accretion	—	—	—

Income (loss) applicable to common stockholders	$(10,722)	$—	$(10,722)

Segment Revenue

Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. On February 28, 2005, the Company’s voting interests in Codexis were reduced below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Thus, the revenues of Codexis are included in the consolidated results presented below only until February 28, 2005 and thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The following table presents revenues for each reporting segment (in thousands):

	Three months ended March 31,
	2005	2006
Human therapeutics	$4,040	$4,965
Chemicals	1,509	—

Total revenue	$5,549	$4,965

Identifiable Assets

The following table presents indentifiable assets for each reporting segment (in thousands):

	December 31, 2005	March 31, 2006
Human therapeutics	$214,523	$205,181
Chemicals	—	—

Total assets	$214,523	$205,181

6. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2007. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The purchase obligations are due on various dates through 2008.

Minimum annual rental commitments under operating leases and purchase obligations are as follows (in thousands):

For the remainder of 2006	$7,470

Year ending December 31,
2007	$3,819
2008	1,301
Thereafter	—

Total commitments beyond current year	$5,120

7. Codexis

Prior to February 28, 2005, the Company’s chemicals business was operated through its consolidated subsidiary, Codexis. Codexis was incorporated in January 2002 and the Company’s chemicals business was contributed to Codexis in March 2002 in exchange for all the capital stock of Codexis. Prior to its establishment as an independent company, Codexis was the chemicals business unit of the Company, which had been operating since 1997. As of February 28, 2005, the Company controlled less than 50% of the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company is accounting for its investment in Codexis under the equity method of accounting after February 28, 2005. Codexis’ financial position and results of operations are included in the Company’s “Chemicals” segment through February 28, 2005.

8. Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

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

however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are generally similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business strategy focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with collaborative partners. We currently have four next-generation product candidates that are in pre-clinical development: MAXY-G34, a next generation granulocyte colony stimulating factor, or G-CSF, for the treatment of neutropenia; MAXY-alpha, a next generation interferon alpha product for the treatment of hepatitis C virus infection and other indications; MAXY-VII, an improved factor VII product for the treatment of uncontrolled bleeding in trauma, intracerebral hemorrhage and other indications; and MAXY-gamma, an optimized interferon gamma product for the treatment of idiopathic pulmonary fibrosis and other indications. We currently expect that filings will be made in 2006 with the U.S. Food & Drug Administration (FDA) or other regulatory agencies for approval to commence clinical development of our MAXY-G34 and MAXY-alpha product candidates.

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

Prior to our focus on human therapeutics, we established two industrial subsidiaries, Codexis, Inc., or Codexis, and Verdia, Inc., or Verdia. Codexis focused on the development of biocatalysis and fermentation processes and products for the pharmaceutical industry and Verdia focused on the development of processes and products for the agricultural industry. On February 28, 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date and instead account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring our investment basis in Codexis to zero as of February 28, 2005. On July 1, 2004, we completed the sale of Verdia, our agriculture subsidiary, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have evolved, we have strategically shifted our focus to pharmaceutical products and internal product development in order to capture more of the potential value resulting from our efforts. We believe this is an important step in building long-term value in our company. Consistent with our strategic shift, revenue from collaborative research agreements and government grants decreased from $22.9 million in 2003 to $16.3 million in 2004 and to $14.5 million in 2005. Our revenues were $5.0 million in the three months ended March 31, 2006, compared to $5.5 million for the three months ended March 31, 2005. However, we expect our revenue to increase for the remainder of 2006 compared to 2005, due primarily to collaborative research and development revenue we expect to receive from our collaboration with Roche for our MAXY-VII product candidates and an increase in activity on our existing grant projects.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as the results of Codexis through February 28, 2005.

We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $180.8 million as of March 31, 2006.

We have incurred significant operating losses since our inception. As of March 31, 2006, our accumulated deficit was $214.9 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for the three months ended March 31, 2006 were $13.3 million, compared to $8.6 million for the comparable period in 2005 (excluding $2.5 million of research and development expenses attributable to Codexis). We expect to incur additional operating losses over at least the next several years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Except as described below, we believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition – Non-Refundable Up-Front Payments

The following is intended to supplement the discussion of our revenue recognition policy as described in our Annual Report on Form 10-K for the year ended December 31, 2005. Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of our core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where we expect our research and development obligations to be performed evenly over the specified period, the up-front payments are recognized on a straight-line basis over the period. Under arrangements where we expect our research and development obligations to vary significantly from period to period, we recognize the up-front payments based upon actual expenses incurred relative to our total expected effort. In cases where the planned levels of research services fluctuate substantially over the research term, this requires us to make critical estimates in both the remaining time period and the total expected costs of our obligations and, therefore, a change in the estimate of total costs to be incurred could have a significant impact on the revenue recognized in future periods.

Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” or SFAS 123(R), which requires the recognition of the fair value of equity-based compensation. We estimated the fair value of stock options and ESPP shares using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of each award. We estimated expected volatility and future stock price trends based on a combination of historical and implied volatilities. When establishing an estimate of the expected term of an award, we considered the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

We have adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made. Prior to our implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123. Since the exercise price of all options granted was not below the fair market price of the underlying common stock on the grant date, we generally recognized no equity-based compensation expense in our condensed consolidated statements of operations. Accordingly, there was no stock-based compensation expense related to employee stock options and ESPP shares recognized during the three months ended March 31, 2005. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation” for a further discussion.

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Revenues

Our revenues are derived primarily from research collaboration agreements and government research grants. Our total revenues from continuing operations were $5.0 million in the three months ended March 31, 2006, compared to $5.5 million in the comparable period in 2005. Excluding $1.5 million of revenues attributable to Codexis in the three months ended March 31, 2005, revenues from our research and development collaboration agreements increased from $3.4 million in the three months ended March 31, 2005 to $4.1 million in the three months ended March 31, 2006. Revenues from our research collaboration agreements included, in the three months ended March 31, 2005, a $2 million payment from Roche for the achievement of a significant milestone with regard to our alpha interferon product candidates and, in the three months ended March 31, 2006, consisted of revenues from our co-development and collaboration agreement with Roche for our factor VII product candidates. Revenues from government research grants increased to $0.9 million in the three months ended March 31, 2006, compared to $0.6 million in the three months ended March 31, 2005, primarily as a result of three government grant projects that began in the third quarter of 2005.

During the three months ended March 31, 2006, Roche was the only collaborative partner that contributed to our collaborative research and development revenues. The initial funded research term of our collaboration with Roche for our alpha interferon product candidates ended in December 2005. In December 2005, we entered into a new collaboration with Roche for co-development and commercialization of our factor VII product candidates. For the three months ended March 31, 2006, revenues for the co-development of our factor VII product candidates are net of the cost sharing amounts that we owed to Roche. Our revenues for the three months ended March 31, 2006 represent $3.2 million earned as net reimbursement of our research and development activities and $0.9 million related to the amortization of the non-refundable up-front payment we received from Roche in December 2005.

We expect our revenue for 2006 to increase compared to 2005, due to collaborative research and development revenue we expect to receive from our collaboration with Roche for our factor VII product candidates and an increase in activity on our existing grant projects. However, due to the nature of our research, our dependence on our collaborative partners to commercialize certain results of the research and our focus on product development, our revenue may fluctuate substantially from year to year based on the completion of existing collaborative agreements, potential new licensing or collaborative agreements and the achievement of development and commercialization related milestones. For example, we expect the amount of revenue we recognize related to the amortization of the up-front payment received in December 2005 under our factor VII collaboration with Roche to decrease in future periods as our obligations to perform services under this arrangement decrease over the expected development period. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.

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

The following table presents revenues for each operating segment (in thousands):

	Three months ended March 31,
	2005	2006
Human therapeutics	$4,040	$4,965
Chemicals	1,509	—

Total revenue	$5,549	$4,965

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, external collaborative research expenses (including contract manufacturing and research), facility costs, supplies and depreciation of facilities, and expensed laboratory equipment. Research and development expenses were $13.3 million in the three months ended March 31, 2006 and $8.6 million in the comparable period in 2005 (excluding $2.5 million of research and development expenses in the 2005 period attributable to Codexis). This $4.7 million increase in our research and development expenses (excluding Codexis) was primarily due to increased external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates in preparation for clinical trials.

Stock compensation expenses included in research and development expenses increased to $606,000 in the three months ended March 31, 2006, compared to $102,000 in the three months ended March 31, 2005, primarily as a result of our implementation of SFAS 123(R). See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”

We do not track fully burdened research and development costs by project. However, we do estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by our collaborators and government grants, on the one hand, and projects funded by us, on the other hand. To approximate research and development expenses by funding category, the number of hours expended in each category has been multiplied by the approximate cost per hour of research and development effort added to project-specific external costs. We believe that presenting our research and development expenses in these categories will provide our investors with meaningful information on how our resources are being used.

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended March 31,
	2005	2006
Collaborative projects funded by third parties(1)	$2,685	$2,916
Internal projects	8,499	10,346

Total	$11,184	$13,262

(1)	Research and development expenses related to collaborative projects funded by third parties are less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.

We expect that our research and development costs will increase substantially in 2006 over 2005, due to an increase in research and development costs resulting from advancement our product candidates toward clinical development for the remainder of our consolidated operations. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. We expect stock compensation expense related to research and development to increase considerably as a result of our implementation of SFAS 123(R). Our implementation of SFAS 123(R) had a material impact on our consolidated results of operations and net loss per share for the three months ended March 31, 2006 and is expected to have a material impact on our consolidated results of operations and net loss per share in the future. The continued impact of our implementation of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, business development, legal, general management and human resources, as well as insurance premiums and professional expenses, such as external expenditures for legal, accounting and commercial assessment of potential products. General and administrative expenses increased from $3.8 million in the three months ended March 31, 2005 to $4.3 million in the three months ended March 31, 2006, primarily due to the increase in stock compensation expense included in general and administrative expenses resulting from our implementation of SFAS 123(R), effective January 1, 2006. This increase was offset in part by reduced personnel costs resulting from terminations in 2005 and the deconsolidation of Codexis. General and administrative stock compensation expense increased from $6,000 in the three months ended March 31, 2005 to $878,000 in the three months ended March 31, 2006 due to our implementation of SFAS 123(R).

We expect that our general and administrative expenses may decrease slightly in 2006, due to reduced personnel costs resulting from terminations in 2005 and the deconsolidation of Codexis. We expect that any decreases will be partially offset by increased compensation expense related to our implementation of FAS123(R) and by increased professional fees and product assessment costs. We expect that stock compensation expense related to general and administration expenses will increase considerably in 2006 as a result of our implementation of SFAS 123(R) and that our implementation of SFAS 123(R) will continue to have a material impact on our consolidated results of operations and net loss per share. The ongoing impact of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”

Interest Income and Other (Expense), net

Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other (expense), net increased from $672,000 in the three months ended March 31, 2005 to $1.9 million in the three months ended March 31, 2006, due to higher interest income reflecting higher interest rates in 2006 on lower average balances of cash, cash equivalents and marketable securities plus a decrease in foreign exchange losses. Included in these amounts are foreign exchange losses of $596,000 in the three months ended March 31, 2005 and $10,000 in the three months ended March 31, 2006.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and independently financed by us and several other investors in September and October of 2002. In August 2004, Codexis received additional equity funding from Pfizer Inc. Until February 28, 2005, we recognized 100% of the operating results of Codexis, even though we only owned a majority of the voting interests in Codexis. At such time, we had recorded cumulative losses of Codexis in the amount of $26.4 million, which was in excess of our investment basis of $9.8 million. On February 28, 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date and instead account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a non-recurring cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring our investment basis in Codexis to zero as of February 28, 2005. This cumulative effect adjustment does not have any tax consequences.

Subsidiary Preferred Stock Accretion

As of October 1, 2002, Codexis had sold $25 million of Codexis series B convertible preferred stock to investors, of which $5 million was purchased by us and $20 million was purchased by several unrelated investors. The series B convertible preferred stock includes a redemption provision, which provides that the holders of at least a majority of the outstanding shares of series B convertible preferred stock

(excluding the series B convertible preferred stock held by us and our affiliates), voting together as a separate class, may require Codexis to redeem the series B convertible preferred stock. The redemption price for each share will be payable in cash in exchange for the shares of series B convertible preferred stock to be redeemed at a sum equal to the applicable original issue price per share plus five percent (5%) of the original issue price per year from the original issue date until the applicable redemption date, plus declared and unpaid dividends. Notice of redemption can be given at any time on or after the fifth anniversary of the original issue date. In connection with these redemption rights, we recorded accretion of the redemption premium for the series B convertible preferred stock, excluding the shares owned by us, in the amount of $167,000 for the three months ended March 31, 2005. The accretion was recorded as subsidiary preferred stock accretion on the condensed consolidated statement of operations through February 28, 2005 and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the three months ended March 31, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005, we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on the condensed consolidated balance sheets. We have recorded a $2.3 million adjustment to additional paid-in capital in the three month period ended March 31, 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of Accounting Principles Board Opinions No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by including in net income during the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, on July 1, 2004, we received net proceeds of $62.6 million in cash from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of March 31, 2006, we had $180.8 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities decreased from $14.1 million in the three months ended March 31, 2005 to $7.6 million in the three months ended March 31, 2006, primarily due to the receipt of payment in the first quarter of 2006 of the $5 million Roche milestone earned in the last quarter of 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations.

Net cash used in investing activities was $6.7 million in the three months ended March 31, 2005 and net cash provided by investing activities was $17.7 million in the three months ended March 31, 2006. The cash provided during the three months ended March 31, 2006 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash used during the three months ended March 31, 2005 was primarily related to purchases of available-for-sale securities in excess of maturities and $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005. The majority of additions of property and equipment in 2005 related to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided for continuing operations by financing activities was $1.6 million in the three months ended March 31, 2005 and $0.4 million in the three months ended March 31, 2006. The cash provided during the 2006 and 2005 periods was primarily from proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options by employees. The cash provided during 2005 also included proceeds of equipment loans entered into by Codexis, net of repayments of such loans, and Codexis’ assumption of loans upon the acquisition of Julich.

In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on the our condensed consolidated balance sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $497,000 and $15,000 in the three months ended March 31, 2005 and March 31, 2006, respectively.

The following are contractual commitments as of March 31, 2006 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$1,856	$1,497	$359	$—	$—
Purchase Obligations	10,734	5,973	4,761	—	—

Total	$12,590	$7,470	$5,120	$—	$—

As of March 31, 2006, potential milestone payments from our existing collaborations could exceed $350.0 million based on the accomplishment of specific performance criteria, $139.0 million of which relates to potential milestone payments in connection with currently active development programs. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding may be terminated by either party before the end of the research term under certain conditions, including upon a material breach of the contract. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

We believe that our current cash, cash equivalents, short-term investments and long-term investments, together with funding expected to be received from collaborators and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2006. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Company management is required to perform two evaluations each quarter in connection with its disclosure controls and procedures (“Disclosure Controls”) and its internal control over financial reporting (“Internal Control”). This Controls and Procedures section describes those evaluations, their limitations and the conclusions of Company management based on such evaluations.

Controls Evaluations. Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of March 31, 2006, and (ii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.

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

Quarterly Reports

Quarterly Evaluation of Disclosure Controls. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2006 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Quarterly Evaluation of Changes in Internal Control. During the most recently completed fiscal quarter there has been no change in our Internal Control that has materially affected, or is reasonably likely to materially affect, our Internal Control.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

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

We have incurred losses since our inception, including a loss applicable to common stockholders of $35.2 million in 2005, before a positive non-recurring adjustment of $16.6 million resulting from the cumulative effect adjustment recorded as a result of the deconsolidation of Codexis, and $33.7 million in 2003. During 2004, we recognized income applicable to common stockholders of $8.3 million, primarily due to the sale of Verdia, but our loss from continuing operations was $49.1 million. Our loss from continuing operations in 2005 was $35.1 million. As of March 31, 2006, we had an accumulated deficit of $214.9 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Our revenues are substantially dependent on a limited number of collaborative arrangements and government grants, and our inability to establish or maintain collaborations or grants would adversely impact our revenues, financial position and results of operation.

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

The FDA must approve any therapeutic product or vaccine before it can be marketed in the United States. Other countries also require approvals from regulatory authorities comparable to the FDA before products can be marketed in the applicable country. Before we can file a new drug application or biologic license application with the FDA or other regulatory entity, the product candidate must undergo extensive testing, including animal and human clinical trials, which can take many years and require substantial expenditures. Data obtained from such testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application or product license application may cause delays or rejections.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our product candidates present many risks, including, but not limited to, the following:

•	before we can obtain approval of any of our products or product candidates for the treatment of a particular disease or condition, we must demonstrate to the satisfaction of the FDA and other governmental authorities that the drug manufactured for the clinical trials is comparable to the drug manufactured for commercial use and that the manufacturing facility complies with applicable laws and regulations;

•	it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	failure to comply with strictly enforced Good Manufacturing Practices (GMP) regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.

Any of these factors could delay any clinical trials, regulatory submissions or commercialization of our product candidates, entail higher costs and result in our being unable to effectively sell any products.

Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks.

We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of any clinical trials and any commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards or other regulatory requirements to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturers are unable to manufacture preclinical or clinical supplies in a timely manner, or are unable or unwilling to satisfy our needs or FDA or other regulatory requirements, it could delay clinical trials, regulatory submissions and commercialization of our potential products, entail higher costs and possibly result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials, delay or prevent us from achieving development milestones under our collaborative agreements or result in the termination of development of particular product candidates, adversely affecting our revenues and product development timetable, which in turn could adversely affect our stock price.

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

Recent changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and will adversely affect our reported results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Our implementation of SFAS 123(R), which we adopted as of January 1, 2006, had a material impact on our consolidated results of operations and net loss per share for the three months ended March 31, 2006 and is expected to have a material impact on our results of operations in the future. Such charges will significantly increase our net loss and delay our ability to achieve profitability. The magnitude of the impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended March 31, 2006, the price of our common stock on the Nasdaq National Market ranged from $6.86 to $9.25. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

As of March 31, 2006, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 28% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Pre-Approval of Non-Audit Services

In connection with its selection of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2006, the Audit Committee of the Board of Directors approved the following audit-related and tax services to be performed by Ernst & Young LLP: (i) review of the Company’s Form S-8 and Proxy Statement filings and (iii) analysis, consultation and filing preparation for certain Danish employees regarding expatriate tax issues.

The Audit Committee has determined that the rendering of the audit-related and tax services described above by Ernst & Young LLP is compatible with maintaining the auditor’s independence.

Item 6. Exhibits

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

MAXYGEN, INC.

May 8, 2006	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

May 8, 2006	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer