Form 10-Q
period 2006-06-30
MAXYGEN INC
filed 2006-08-07
CIK 1068796

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     As of August 1, 2006, there were 36,069,690 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006
     This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd. For the six months ended June 30, 2005, the operations of Codexis, Inc., through February 28, 2005, are also included. On February 28, 2005, our voting interests in Codexis fell below 50% and, from such date, the financial position and results of operations of Codexis are no longer consolidated with our financial position and results of operations. We instead reflect our investment in Codexis under the equity method of accounting. In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

i

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
Forward Looking Statements
     This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:
•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products, including the timing of any commencement of clinical trials of any product candidate and the progress of such clinical trials;

•	the commercial success of any of our products that may be marketed or sold;

•	our liquidity and future financial performance;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop; and

•	our business strategies and plans.
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

ii

Part I – Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2005	2006
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,940	$36,137
Short-term investments	127,336	113,739
Accounts receivable and other receivables	6,076	2,901
Prepaid expenses and other current assets	3,530	3,430

Total current assets	163,882	156,207
Property and equipment, net	4,068	3,585
Goodwill	12,192	12,192
Long-term investments	34,047	30,280
Deposits and other long-term assets	334	350

Total assets	$214,523	$202,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$2,053
Accrued compensation	4,323	3,408
Other accrued liabilities	3,121	2,703
Deferred revenue	2,668	1,905

Total current liabilities	11,652	10,069
Non-current deferred revenue	5,517	4,806
Other long-term liabilities	10	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and June 30, 2006	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 35,922,178 and 36,069,526 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	3	4
Additional paid-in capital	403,120	406,994
Accumulated other comprehensive loss	(1,557)	(932)
Accumulated deficit	(204,222)	(218,327)

Total stockholders’ equity	197,344	187,739

Total liabilities and stockholders’ equity	$214,523	$202,614

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2006	2005	2006
		(unaudited)
Collaborative research and development revenue	$1,446	$7,950	$6,403	$12,017
Grant revenue	500	1,355	1,092	2,253

Total revenues	1,946	9,305	7,495	14,270
Operating expenses:
Research and development	9,920	10,212	21,104	23,474
General and administrative	3,372	4,065	7,147	8,383

Total operating expenses	13,292	14,277	28,251	31,857

Loss from operations	(11,346)	(4,972)	(20,756)	(17,587)

Interest income and other (expense), net	1,477	1,931	2,149	3,824
Equity in net loss of minority investee	—	(342)	—	(342)

Loss from continuing operations	(9,869)	(3,383)	(18,607)	(14,105)
Cumulative effect adjustment	—	—	16,616	—

Net loss	(9,869)	(3,383)	(1,991)	(14,105)
Subsidiary preferred stock accretion	—	—	(167)	—

Loss applicable to common stockholders	$(9,869)	$(3,383)	$(2,158)	$(14,105)

Basic and diluted loss per share:
Continuing operations	$(0.28)	$(0.09)	$(0.52)	$(0.39)
Cumulative effect adjustment	$—	$—	$0.47	$—
Applicable to common stockholders	$(0.28)	$(0.09)	$(0.06)	$(0.39)

Shares used in basic and diluted per share calculations	35,702	36,024	35,680	35,999
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2005	2006
	(unaudited)
Operating activities
Net loss	$(1,991)	$(14,105)
Cumulative effect adjustment	(16,616)	—

Loss from continuing operations	(18,607)	(14,105)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,048	1,213
Net loss in minority investment	—	342
Non-cash stock compensation	7	3,323
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	110	12
Changes in operating assets and liabilities:
Accounts receivable and other receivables	571	3,175
Prepaid expenses and other current assets	(403)	953
Deposits and other assets	(9)	(16)
Accounts payable	557	513
Accrued compensation	(1,500)	(915)
Accrued program termination costs	(2,209)	—
Other accrued liabilities	1,249	(428)
Taxes payable	(921)	—
Deferred revenue	(457)	(1,474)

Net cash used in operating activities	(19,564)	(7,407)

Investing activities
Purchases of available-for-sale securities	(88,122)	(70,127)
Maturities of available-for-sale securities	108,933	87,499
Investment in minority investee	—	(600)
Cash used in acquisition, net of cash acquired	(2,617)	—
Acquisition of property and equipment	(1,804)	(730)

Net cash provided by investing activities	16,390	16,042

Financing activities
Repayments under equipment financing obligations	(115)	—
Borrowings under equipment financing obligations	1,229	—
Proceeds from issuance of common stock	721	538

Net cash provided by financing activities	1,835	538

Codexis related net adjustment	(2,365)	—
Effect of exchange rate changes on cash and cash equivalents	301	24

Net increase (decrease) in cash and cash equivalents	(3,403)	9,197
Cash and cash equivalents at beginning of period	40,415	26,940

Cash and cash equivalents at end of period	$37,012	$36,137

Supplemental Cash Flow Information
Non-cash transactions:
Shares of Codexis common stock issued in acquisition	$(188)	$—
See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2006, and for the three and six months ended June 30, 2005 and June 30, 2006, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
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

     In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which, $5 million was purchased by the Company and $20 million was purchased by several unrelated investors. In connection with the redemption rights of the Codexis series B stockholders, the Company has recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by the Company, in the amount of $167,000 in the six months ended June 30, 2005. The accretion is recorded as subsidiary preferred stock accretion on the condensed consolidated statements of operations and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the six months ended June 30, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.
     As of June 30, 2005, we had recorded losses equal to our investment basis in Codexis. In May 2006, we invested $600,000 in Codexis in exchange for a secured subordinated convertible promissory note. The note bears interest at 8% per annum and is convertible into equity securities of Codexis. Subsequent to our investment in May 2006, we recorded losses of $342,000 under the equity method of accounting and at June 30, 2006, had an investment basis of $258,000 in Codexis. We are not obligated to provide additional funding to Codexis.
     Until March 31, 2005, the Company’s investment in Avidia Inc. (“Avidia”), a biotechnology company formed by the Company and an unrelated third party investor in July 2003, was accounted for under the equity method of accounting and the Company’s share of Avidia’s results were recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. In April 2005, Avidia issued additional equity securities, which reduced the Company’s ownership below 20%. Avidia issued additional equity securities in May 2006 that further reduced the Company’s ownership. As of June 30, 2006, the Company’s equity interest in Avidia was approximately 7%. Since the Company does not have the ability to exercise significant influence over Avidia’s operating and financial policies, after March 31, 2005, the Company’s investment in Avidia is being accounted for under the cost method of accounting.
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
Reclassifications
     Stock compensation expenses of approximately $9,000 and $117,000 in the three and six months ended June 30, 2005 have been reclassified to research and development expenses and general and administrative expenses in the Company’s Consolidated Statement of Operations as a result of the Company’s implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), effective January 1, 2006. Previously, stock compensation expense had been presented separately on the face of the consolidated statement of operations.

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
     Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the up-front payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to vary significantly from period to period, the Company recognizes the up-front payments based upon the actual amount of research and development efforts incurred relative to the amount of the total expected effort to be incurred by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates in both the remaining time period and the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.
     Revenue related to collaborative research payments from the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in the respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Under certain collaborative research and development agreements, the Company and the collaborative partner have agreed to share in the costs of research and development. In periods where the Company incurs more costs than the collaborative partner, payments from the collaborative partner are included in collaborative research and development revenues and, in periods where the collaborative partner incurs more expenses than the Company, the Company’s payments to the collaborative partner are included in research and development expenses. Research and development expenses (including general and administrative expenses) under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.
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
     The Company is eligible to receive royalties from licensees, which are typically based on sales of licensed products to third parties. Royalties are recorded as earned in accordance with the contract terms when third party sales can be reliably measured and collectibility is reasonably assured.

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
Loss Per Common Share
     Basic and diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.
     The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2006	2005	2006
Loss applicable to common stockholders	$(9,869)	$(3,383)	$(2,158)	$(14,105)

Basic and diluted:
Weighted-average shares used in computing basic and diluted loss per share	35,702	36,024	35,680	35,999

Basic and diluted loss per common share	$(0.28)	$(0.09)	$(0.06)	$(0.39)

     In accordance with paragraph 15 of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was approximately 9,253,000 at June 30, 2005 and 10,126,000 at June 30, 2006.
Comprehensive Loss
     Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month and six-month periods ended June 30, 2005 and 2006 were as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2006	2005	2006
Net loss	$(9,869)	$(3,383)	$(1,991)	$(14,105)
Changes in unrealized gain (loss) on available-for-sale securities	299	(16)	191	6
Changes in foreign currency translation adjustments	(686)	453	(428)	619

Comprehensive loss	$(10,256)	$(2,946)	$(2,228)	$(13,480)

     The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2005	2006
Unrealized gain on available-for-sale securities	$—	$9
Unrealized losses on available-for-sale securities	(592)	(595)
Foreign currency translation adjustments	(579)	(555)
Changes in foreign currency contracts	(386)	209

Accumulated other comprehensive loss	$(1,557)	$(932)

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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating what impact, if any, the adoption of this standard will have on its financial position or results of operations.
Stock-Based Compensation
     As of June 30, 2006, the Company had four stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. The fair value of stock options and ESPP shares was estimated using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The Company has adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made.
     Stock-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended June 30, 2006 was $1,663,000 related to stock options and for the six months ended June 30, 2006 was $3,080,000 related to stock options and $66,000 related to the ESPP. No shares of common stock were purchased pursuant to the ESPP during the three months ended June 30, 2006, and, as a result, no stock-based compensation expense was recognized related to the ESPP for such period. As a result of its implementation of SFAS 123(R), the Company’s net loss for the three months and six months ended June 30, 2006 increased by $1,663,000 and $3,146,000. The implementation of SFAS 123(R) also increased basic and fully diluted loss per share by $0.05 and $0.30 for the three months and six months ended June 30, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the six months ended June 30, 2006.
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
Stock Options
     The exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options.

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

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	5.01%	5.05%	4.30% to 5.01%	4.34% to 5.05%
Risk-free interest rate range— ESPP	—	—	3.20% to 4.36%	—
Expected life—Options	5.13 years	2.4 years	5.13 years	2.4 years
Expected life—ESPP	—	—	0.92 years	—
Expected volatility-Options	54.48%	45.78%	54.48% to 56.42%	44.38% to 45.78%
     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the six months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Shares	Share	(in years)	(in millions)
Options outstanding at December 31, 2005	9,401,599	$16.13
Granted	1,457,137	7.95
Exercised	(100,228)	3.93
Canceled	(632,743)	42.06

Options outstanding at June 30, 2006	10,125,765	$13.45	6.84	$136
Options exercisable at June 30, 2006	6,867,417	$15.66	5.88	$108
     The intrinsic value of options exercised during the three months ended June 30, 2005 and 2006 was $237,000 and $190,000, respectively, and was $343,000 and $403,000 in the six months ended June 30, 2005 and 2006, respectively. The estimated fair value of shares vested during the three months ended June 30, 2005 and 2006 was $3.0 million and $2.3 million, respectively, and was $7.4 million and $4.9 million in the six months ended June 30, 2005 and 2006, respectively. The weighted average grant date fair value of options granted during the three months and six months ended June 30, 2006 was $8.07 and $7.95, respectively. At June 30, 2006, the Company had $9,887,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining vesting period of 1.30 years. Cash received from stock option exercises and purchases under the ESPP was $143,000 and $538,000 during the three and six months ended June 30, 2006.
The following table summarizes outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-	Number of	Weighted-
Range of	Number of Shares	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Outstanding	Exercise Price
$0.20 — $7.00	1,379,754	6.89	$5.50	809,679	$4.44
$7.08 — $7.40	1,397,169	6.89	$7.34	1,305,756	$7.36
$7.47 — $7.89	1,259,783	8.80	$7.81	112,507	$7.54
$7.92 — $9.93	1,030,401	8.45	$9.02	442,278	$9.53
$9.95 — $10.76	1,474,406	7.02	$10.54	1,203,332	$10.57
$10.80 — $12.44	1,240,354	7.28	$12.02	649,967	$11.95
$12.99 — $15.75	1,033,307	5.04	$13.56	1,033,307	$13.56
$15.84 — $53.75	880,425	4.49	$34.29	880,425	$34.28
$56.88 — $59.81	430,166	4.01	$57.17	430,166	$57.17

	10,125,765			6,867,417

  At June 30, 2006, the aggregate intrinsic value of the outstanding options was $2.9 million and the aggregate intrinsic value of the exercisable options was $2.6 million.
Employee Stock Purchase Plan
     Under the ESPP, eligible employees may purchase common stock at a discount, through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. During the six months ended June 30, 2006, 21,841 shares of common stock were purchased pursuant to the ESPP. The weighted average fair value of purchase rights granted during the six months ended June 30, 2006 was $6.59. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes-Merton model. For the six months ended June 30, 2006, ESPP compensation expense was $66,000. No shares of common stock were purchased pursuant to the ESPP during the three months ended June 30, 2006.
Pro Forma Information under SFAS 123 for Periods Prior to 2006
     Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and loss per common share for the three and six months ended June 30, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(9,869)	$(1,991)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	—	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(1,713)	(2,646)

Pro forma net loss	$(11,582)	$(4,637)

Loss per common share:
Basic and diluted	$(0.28)	$(0.06)

Basic and diluted — pro forma	$(0.32)	$(0.13)

     For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the following assumptions:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range—Options	3.87%	3.71% to 3.87%
Risk-free interest rate range—ESPP	—	1.23% to 2.79%
Expected life—Options	4 years	4 years
Expected life—ESPP	—	0.7 years
Expected volatility	53.88%	53.88% to 54.69%
     Based on the Black-Scholes-Merton option pricing model, the weighted average estimated fair value of employee stock option grants was $4.04 and $6.74 for the three and six months ended June 30, 2005, respectively, and the weighted average fair value of purchase rights granted under the ESPP was $0 and $8.17 for the three and six months ended June 30, 2005, respectively.

     Valuation and Expense Information under SFAS 123(R)
     For the three-month and six-month periods ended June 30, 2006, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) was allocated as follows:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Research and development	$426	$1,031
Selling, general and administrative	1,237	2,115

Stock-based compensation expense before income taxes	1,663	3,146
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$1,663	$3,146

     There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no recognized tax benefits during the quarter ended June 30, 2006.
2. Cash Equivalents and Investments
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of June 30, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$26,153	$—	$—	$26,153
Commercial paper	22,528	12	(1)	22,539
Corporate bonds	67,865		(440)	67,425
U.S. government agency securities	64,194	—	(155)	64,039

Total	180,740	12	(596)	180,156
Less amounts classified as cash equivalents	(36,135)	(3)	1	(36,137)

Total investments	$144,605	$9	$(595)	$144,019

     There were no realized gains or losses on the sale of available-for-sale securities for the three-month and six-month periods ended June 30, 2005 and June 30, 2006. The change in unrealized holdings gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized gains of $191,000 and $9,000 for the six-month periods ended June 30, 2005 and June 30, 2006. The Company has the intent and ability to hold the securities until maturity and therefore does not believe that the unrealized losses of $596,000 are other than temporary.

     At June 30, 2006, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$114,155	$113,739
Due after one year	30,450	30,280

	$144,605	$144,019

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
     The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. At June 30, 2006, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $6.1 million that expire over the next six months.
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
     The Company operates its business in one segment, human therapeutics. Prior to February 28, 2005, the date on which Codexis ceased to be the Company’s consolidated subsidiary, the Company operated its business in two segments, human therapeutics and chemicals. The operations of Codexis are not included in the consolidated operations of Maxygen for the three months ended June 30, 2005 or for the three months and six months ended June 30, 2006.

Segment Earnings

	Human	Chemicals	Maxygen, Inc.
(in thousands)	Therapeutics	(Codexis)	Consolidated
Six months ended June 30, 2005
Segment loss	$(19,431)	$(1,325)	$(20,756)
Interest income and other (expense), net	2,129	20	2149

Loss from continuing operations	(17,302)	(1,305)	(18,607)

Cumulative effect adjustment	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Loss applicable to common stockholders	$(686)	$(1,472)	$(2,158)

	Human	Chemicals	Maxygen, Inc.
(in thousands)	Therapeutics	(Codexis)	Consolidated
Six months ended June 30, 2006
Segment loss	$(17,587)	—	$(17,587)
Interest income and other (expense), net	3,824	—	3,824
Equity in net loss of minority investee	(342)	—	(342)

Loss from continuing operations	(14,105)	—	(14,105)

Loss applicable to common stockholders	$(14,105)	—	$(14,105)

Segment Revenue
     Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. On February 28, 2005, the Company’s voting interests in Codexis were reduced below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Thus, the revenues of Codexis are included in the consolidated results presented below only until February 28, 2005 and thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The revenues of Codexis are not included in the consolidated operations of Maxygen for the three months ended June 30, 2005 and for the three and six months ended June 30, 2005. The following table presents revenues for each reporting segment (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2006	2005	2006
Human therapeutics	$1,946	$9,305	$5,985	$14,270
Chemicals	—	—	1,510	—

Total revenue	$1,946	$9,305	$7,495	$14,270

Identifiable Assets
     The following table presents identifiable assets for each reporting segment (in thousands):

	December 31,	June 30,
	2005	2006
Human therapeutics	$214,523	$202,614
Chemicals	—	—

Total assets	$214,523	$202,614

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
     Minimum annual rental commitments under operating leases and purchase obligations are as follows (in thousands):

For the remainder of 2006	$5,213

Year ending December 31,
2007	$3,915
2008	1,352
Thereafter	—

Total commitments beyond current year	$5,267

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

however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006.
     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are generally similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006.
9. Related Party Transactions
     On April 1, 2006, we entered into a consulting agreement with Waverley Associates, Inc. (“Waverly”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of our board of directors. Pursuant to the terms of the consulting agreement, we have agreed to pay consulting fees to Waverly of $24,166 per month during the term of the consulting agreement and have granted Mr. Stein an option to purchase 250,000 shares of our common stock. The option vests and is exercisable as to 1/12 of the underlying shares monthly beginning May 1, 2006 and has an exercise price of $8.28 per share. For the three months ended June 30, 2006, we recognized $1,663,000 of stock-based compensation expense under SFAS 123(R) in the condensed consolidated statements of operations related to stock options, $270,382 of which is attributable to the option granted to Mr. Stein.
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
     Our business strategy focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with collaborative partners. We currently have four next-generation product candidates that are in pre-clinical development: MAXY-G34, a next generation granulocyte colony stimulating factor, or G-CSF, for the treatment of neutropenia; MAXY-alpha, a next generation interferon alpha product for the treatment of hepatitis C virus infection and other indications; MAXY-VII, an improved factor VII product for the treatment of uncontrolled bleeding in trauma, intracerebral hemorrhage and other indications; and MAXY-gamma, an optimized interferon gamma product for the treatment of idiopathic pulmonary fibrosis and other indications. Subject to the consent of the U.S. Food & Drug Administration (FDA) or corresponding foreign regulatory agencies, we currently expect that Phase I clinical trials of our MAXY-G34 and MAXY-alpha product candidates will commence in 2006.
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
     To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have evolved, we have strategically shifted our focus to pharmaceutical products and internal product development in order to capture more of the potential value resulting from our efforts. We believe this is an important step in building long-term value in our company. Consistent with our strategic shift, revenue from collaborative research agreements and government grants decreased from $22.9 million in 2003 to $16.3 million in 2004 and to $14.5 million in 2005. However, our revenues increased to $9.3 million and $14.3 in the three months and six months ended June 30, 2006 compared to $1.9 million and $7.5 million in the three months and six months ended June 30, 2005, due primarily to collaborative research and development revenue from our collaboration with Roche for our MAXY-VII product candidates and an increase in activity on our existing grant projects, and we expect our revenue to continue to increase for the remainder of 2006 compared to 2005.
     For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as the results of Codexis through February 28, 2005.
     We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $180.2 million as of June 30, 2006.
     We have incurred significant operating losses since our inception. As of June 30, 2006, our accumulated deficit was $218.3 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for the three months and six months ended June 30, 2006 were $10.2 million and $23.5 million, compared to $9.9 million and $18.6 million for the comparable periods in 2005 (excluding $2.5 million of research and development expenses attributable to Codexis in the six months ended June 30, 2005). We expect to incur additional operating losses over at least the next several years.

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
Revenue Recognition – Non-Refundable Up-Front Payments
     The following is intended to supplement the discussion of our revenue recognition policy as described in our Annual Report on Form 10-K for the year ended December 31, 2005. Non-refundable up-front payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of our core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where we expect our research and development obligations to be performed evenly over the specified period, the up-front payments are recognized on a straight-line basis over the period. Under arrangements where we expect our research and development obligations to vary significantly from period to period, we recognize the up-front payments based upon the actual amount of research and development efforts incurred relative to the amount of our total expected effort. In cases where the planned levels of research services fluctuate substantially over the research term, this requires us to make critical estimates in both the remaining time period and the total expected costs of our obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.
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
     We have adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made. Prior to our implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123. Since the exercise price of all options granted was not below the fair market price of the underlying common stock on the grant date, we generally recognized no equity-based compensation expense in our condensed consolidated statements of operations. Accordingly, there was no stock-based compensation expense related to employee stock options and ESPP shares recognized during the quarter ended June 30, 2005. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation” for a further discussion.
     For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Revenues
     Our revenues are derived primarily from research collaboration agreements and government research grants. Our total revenues from continuing operations were $9.3 million and $14.3 million in the three months and six months ended June 30, 2006, compared to $1.9 million and $7.5 million in the comparable periods in 2005. Revenues from our research and development collaboration agreements increased to $8.0 million and $12.0 million in the three months and six months ended June 30, 2006 from $1.4 million and $4.9 million in the comparable periods in 2005 (excluding $1.5 million of revenues attributable to Codexis in the six months ended June 30, 2005). Revenues from our research collaboration agreements included, in the six months ended June 30, 2005, a $2 million payment from Roche for the achievement of a significant milestone with regard to our MAXY-alpha product candidates and, in the six months ended June 30, 2006, consisted of revenues from our co-development and collaboration agreement with Roche for our MAXY-VII product candidates, including a $5.0 million event-based payment. Revenues from government research grants increased to $1.4 million and $2.3 million in the three months and six months ended June 30, 2006 compared to $0.5 million and $1.1 million in the comparable periods in 2005, primarily as a result of three government grant projects that began in the third quarter of 2005.
     During the six months ended June 30, 2006, Roche was the only collaborative partner that contributed to our collaborative research and development revenues. The initial funded research term of our collaboration with Roche for our MAXY-alpha product candidates ended in December 2005. In December 2005, we entered into a new collaboration with Roche for co-development and commercialization of our MAXY-VII product candidates. For the six months ended June 30, 2006, revenues for the co-development of our MAXY-VII product candidates are net of the cost sharing amounts that we owed to Roche. Our revenues for the six months ended June 30, 2006 consisted primarily of a $5.0 million event-based payment we received from Roche, $5.5 million earned as net reimbursement of our research and development activities, and $1.5 million related to the amortization of the non-refundable up-front payment we received from Roche in December 2005.
     We expect our revenue for 2006 to increase compared to 2005, due to collaborative research and development revenue we expect to receive from our collaboration with Roche for our MAXY-VII product candidates and an increase in activity on our existing grant projects. However, due to the nature of our research, our dependence on our collaborative partners to commercialize certain results of the research and our focus on product development, our revenue may fluctuate substantially from year to year based on the completion of existing collaborative agreements, potential new licensing or collaborative agreements and the achievement of development and commercialization related milestones. For example, we expect the amount of revenue we recognize related to the amortization of the up-front payment received in December 2005 under our factor VII collaboration with Roche to decrease in future periods as our obligations to perform services under this arrangement decrease over the expected development period. Due to uncertainty regarding whether the events that lead to the obligation of our collaborative partners to pay the applicable revenue will be achieved, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.

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
     The following table presents revenues for each operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Human therapeutics	$1,946	$9,305	$5,985	$14,270
Chemicals	—	—	1,510	—

Total revenue	$1,946	$9,305	$7,495	$14,270

Research and Development Expenses
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, external collaborative research expenses (including contract manufacturing and research), facility costs including depreciation, and laboratory supplies. Research and development expenses were $10.2 million and $23.5 million in the three months and six months ended June 30, 2006 and $9.9 million and $18.6 million in the comparable periods in 2005 (excluding $2.5 million of research and development expenses attributable to Codexis in the six months ended June 30, 2005). The $300,000 and $4.9 million increases in our research and development expenses (excluding Codexis) were primarily due to increased external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates in preparation for clinical trials and to the implementation of FAS123(R) as of January 1, 2006.
     Stock compensation expenses included in research and development expenses increased to $426,000 and $1.0 million in the three months and six months ended June 30, 2006, compared to $9,000 and $111,000 in the comparable periods in 2005, primarily as a result of our implementation of SFAS 123(R). See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
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

     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Collaborative projects funded by third parties(1)	$1,481	$3,485	$4,142	$6,972
Internal projects	8,439	6,727	16,962	16,502

Total	$9,920	$10,212	$21,104	$23,474

(1)	Research and development expenses related to collaborative projects funded by third parties are less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
     Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost in any particular case.
     We expect that our research and development costs will increase substantially in 2006 over 2005, due to an increase in research and development costs resulting from advancement our product candidates toward clinical development. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. We expect stock compensation expense related to research and development to increase considerably as a result of our implementation of SFAS 123(R). Our implementation of SFAS 123(R) had a material impact on our consolidated results of operations and net loss per share for the three months and six months ended June 30, 2006 and is expected to have a material impact on our consolidated results of operations and net loss per share in the future. The continued impact of our implementation of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, business development, legal, general management and human resources, as well as insurance premiums and professional expenses, such as external expenditures for legal, accounting and commercial assessment of potential products. General and administrative expenses increased from $3.4 million and $6.8 million in the three months and six months ended June 30, 2005 (excluding $0.3 million of general and administrative expenses attributable to Codexis in the six months ended June 30, 2005) to $4.1 million and $8.4 million in the comparable periods in 2006, primarily due to the increase in stock compensation expense included in general and administrative expenses resulting from our implementation of SFAS 123(R). This increase was offset in part by reduced personnel costs resulting from terminations in 2005 and the deconsolidation of Codexis as of February 28, 2005. There were no stock compensation expenses included in general and administrative expenses in the three months ended June 30, 2005, compared to $1.2 million of stock compensation expenses included in general and administrative expenses in the three months ended June 30, 2006. General and administrative stock compensation expense was $6,000 in the six months ended June 30, 2005, compared to $2.1 million in the comparable period in 2006. The increases in general and administrative stock compensation expense in the 2006 periods were due to our implementation of SFAS 123(R).
     We expect that our general and administrative expenses may increase slightly in 2006, due to increased compensation expense related to our implementation of FAS123(R) and by increased professional fees and product assessment costs, partially offset by reduced personnel costs resulting from terminations in 2005 and the deconsolidation of Codexis. We expect that stock compensation expense related to general and administration expenses will increase considerably in 2006 as a result of our implementation of SFAS 123(R) and that our implementation of SFAS 123(R) will continue to have a material impact on our consolidated results of operations and net loss per share. The ongoing impact of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
Interest Income and Other (Expense), net
     Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other (expense), net increased from $1.5 million and $2.1 million in the three months and six months ended June 30, 2005 to $1.9 million and $3.8 million in the comparable periods in 2006, due to higher interest income reflecting higher interest rates in 2006 on lower average balances of cash, cash equivalents and marketable securities, plus a decrease in foreign exchange losses. Included in these amounts are foreign exchange gains of $71,000 in the three months ended June 30, 2005 and foreign exchange losses of $525,000 in the six months ended June 30, 2005, $95,000 in the three months ended June 30, 2006 and $105,000 in the six months ended June 30, 2006.
Equity in Net Loss of Minority Investee
     Equity in losses of minority investee reflects our share of the net loss of Codexis. As of June 30, 2005, we had recorded losses equal to our investment basis in Codexis. In May 2006, we invested $600,000 in Codexis in exchange for a secured subordinated convertible promissory note. The note bears interest at 8% per annum and is convertible into equity securities of Codexis. Subsequent to our investment in May 2006, we recorded losses of $342,000 under the equity method of accounting and at June 30, 2006 had an investment basis in Codexis of $258,000. We are not obligated to provide additional funding to Codexis.
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
Subsidiary Preferred Stock Accretion
     In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which $5 million was purchased by us and $20 million was purchased by several unrelated investors. In connection with the redemption rights of the Codexis series B stockholders, we recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by us, in the amount of $167,000 for the six months ended June 30, 2005, 2005. The accretion was recorded as subsidiary preferred stock accretion on the condensed consolidated statement of operations and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the six months ended June 30, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005, we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on the condensed consolidated balance sheets. We have recorded a $2.3 million adjustment to additional paid-in capital in the three month period ended March 31, 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, on July 1, 2004, we received net proceeds of $62.6 million in cash from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of June 30, 2006, we had $180.2 million in cash, cash equivalents and marketable securities.

     Net cash used in operating activities decreased from $19.6 million in the six months ended June 30, 2005 to $7.4 million in the six months ended June 30, 2006, primarily due to the receipt of a $5 million event-based payment from Roche in the second quarter of 2006 related to our MAXY-VII program and the receipt of a $5 million milestone payment from Roche in the first quarter of 2006 related to our MAXY-alpha program earned in the last quarter of 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $16.4 million in the six months ended June 30, 2005 and $16.0 million in the six months ended June 30, 2006. The cash provided during the six months ended June 30, 2005 was primarily related to maturities of available-for-sale securities in excess of purchases, offset by the $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005 and $1.8 million for property and equipment purchases. The cash provided during the six months ended June 30, 2006 was primarily related to maturities of available-for-sale securities in excess of purchases. The majority of additions of property and equipment in 2005 related to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided for continuing operations by financing activities was $1.8 million in the six months ended June 30, 2005 and $0.5 million in the six months ended June 30, 2006. The cash provided during the 2005 and 2006 periods was primarily from proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options by employees. The cash provided during 2005 also included proceeds of equipment loans entered into by Codexis, net of repayments of such loans.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on the our condensed consolidated balance sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $301,000 and $24,000 in the six months ended June 30, 2005 and June 30, 2006, respectively.
     The following are contractual commitments as of June 30, 2006 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
					More
		Less than	1-3	4-5	than 5
Contractual Obligations	Total	1 year	years	years	years
Operating Lease Obligations	$1,536	$1,177	$359	$—	$—
Purchase Obligations	8,944	4,036	4,908	—	—

Total	$10,480	$5,213	$5,267	$—	$—

     As of June 30, 2006, potential milestone payments from our existing collaborations could exceed $350.0 million based on the accomplishment of specific performance criteria, $134.0 million of which relates to potential milestone payments in connection with currently active development programs. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding may be terminated by either party before the end of the research term under certain conditions, including upon a material breach of the contract. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market risk management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the six months ended June 30, 2006. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Controls Evaluations. Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of June 30, 2006, and (ii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.
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
Quarterly Reports
Quarterly Evaluation of Disclosure Controls. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2006 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
     We have incurred losses since our inception, including a loss applicable to common stockholders of $35.3 million in 2005, before a positive non-recurring adjustment of $16.6 million resulting from the cumulative effect adjustment recorded as a result of the deconsolidation of Codexis, and $33.7 million in 2003. During 2004, we recognized income applicable to common stockholders of $8.3 million, primarily due to the sale of Verdia, but our loss from continuing operations was $49.1 million. Our loss from continuing operations in 2005 was $35.1 million. As of June 30, 2006, we had an accumulated deficit of $218.3 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
     We are an early stage company deploying unproven technologies. If we do not develop commercially successful products, we may be forced to cease operations.
     You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. We may not be successful in the commercial development of products. Successful products will require significant investment and development, including clinical testing, to demonstrate their safety and effectiveness before their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of products. We have not proven our ability to develop or commercialize any products. We, either alone or in conjunction with our corporate collaborators, must conduct a substantial amount of additional research and development before any regulatory authority will approve any of our potential products. This research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate could limit our ability to develop commercially successful products.
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
     Our revenues, expenses and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:
•	termination of research and development contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our development or discovery efforts leading to milestones and royalties;

•	timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements;

•	timing of expenses, particularly with respect to contract manufacturing, pre-clinical studies and clinical trials;

•	the timing and willingness of collaborators to commercialize our products, which would result in royalties to us; and

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.
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
     We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements and from government grants. We currently have one collaboration agreement with Roche for our MAXY-VII product candidates, and three government grants that are expected to generate revenue in 2006. If Roche terminates the agreement relating to our MAXY-VII product candidates or the government grants are terminated and we are unable to enter into new collaboration agreements or secure additional grants, our revenues, financial position and results of operations would be materially adversely affected.
     Drug development is a long, expensive and uncertain process and may not result in the development of any commercially successful products.
     The development of human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials or in clinical trials. Most clinical trials do not result in a marketed product. In addition, due to the nature of human therapeutic research and development, the expected timing of product development and initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. This uncertainty may result in research delays, product candidate failures and clinical trial delays and failures. Such delays and failures could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.
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
     In particular, we have entered into agreements with Roche for the co-development and commercialization of two of our lead product candidates, MAXY-alpha and MAXY-VII. The failure of Roche to perform its obligations under either agreement, our failure to perform our obligations under either agreement or to effectively manage our relationship with Roche, a material contractual dispute with Roche under either agreement, or termination of either agreement by Roche, would have a material adverse effect on our prospects, our ability to develop the product candidates subject to the applicable agreement and our financial results.
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
     Certain of our collaborators currently market products intended to treat medical conditions that our product candidates are planned to be used to treat, and could become our competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to rapidly develop our product candidates, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to allow the development and commercialization of our products. Any of these circumstances could harm our product development efforts.
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
     Because we are an emerging company with limited resources, and because the research and development of pharmaceuticals is a long and expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay or terminate our research and development efforts for a promising product candidate to allocate those resources to another program, which could cause us to fall behind our timetables for development and prevent us from commercializing product candidates as quickly as possible. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all.
     We are continuing our efforts to contain costs. On June 16, 2005, we announced a reduction in force of approximately 16% of our personnel, across both our research and administrative functions. This reduction in force was a part of our efforts to focus our resources on product development. As a result of the reduction in force, we recorded termination costs of $807,000 during 2005, comprised primarily of involuntary termination benefits. We continue to believe strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. However, we may not be able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues. As a result, we could have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.
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
     Recent changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and will adversely affect our reported results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Our implementation of SFAS 123(R), which we adopted as of January 1, 2006, had a material impact on our consolidated results of operations and net loss per share for the three months and six months ended June 30, 2006 and is expected to have a material impact on our results of operations in the future. Such charges will significantly increase our net loss and delay our ability to achieve profitability. The magnitude of the impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.

     Compliance with changing regulations regarding corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations and Nasdaq Global Market listing requirements, have created uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.
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
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended June 30, 2006, the price of our common stock on the Nasdaq Global Market ranged from $6.79 to $9.25. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
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
     As of June 30, 2006, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 26% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 30, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.
(a)	The stockholders reelected the seven nominees for the Company’s Board of Directors:

	Shares Voted For	Shares
Candidate	Candidate	Withheld
M.R.C. Greenwood	32,570,542	1,002,603
Russell J. Howard	32,958,615	614,530
Louis G. Lange	32,830,151	742,994
Ernest Mario	32,460,359	1,112,786
Gordon Ringold	32,544,214	1,028,931
Isaac Stein	32,265,699	1,307,446
James R. Sulat	32,542,225	1,030,920
(b)	The stockholders approved the Maxygen, Inc. 2006 Equity Incentive Plan, including its material terms and performance goals for purposes of Internal Revenue Code Section 162(m):

Shares voted for	18,092,817
Shares voted against	7,435,803
Shares abstaining	1,388,217
Broker non-votes	6,656,308
(c)	The stockholders ratified the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006:

Shares voted for	33,455,520
Shares voted against	113,201
Shares abstaining	4,423
Broker non-votes	1
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report:

10.1*	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006 (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on April 4, 2006)

10.2*	Description of 2006 Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.3*	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.4*	Form of Amendment No. 2 to Change of Control Agreement (incorporated by reference to Exhibit 10.3 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.5*	2006 Equity Incentive Plan (including related form of stock option agreement) (incorporated by reference to Exhibit 10.4 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.6+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 7, 2006	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

August 7, 2006	By:	/s/ Lawrence W. Briscoe

Lawrence W. Briscoe
Chief Financial Officer

Exhibit Index

10.1*	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006 (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on April 4, 2006)

10.2*	Description of 2006 Executive Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.3*	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.4*	Form of Amendment No. 2 to Change of Control Agreement (incorporated by reference to Exhibit 10.3 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.5*	2006 Equity Incentive Plan (including related form of stock option agreement) (incorporated by reference to Exhibit 10.4 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006)

10.6+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.