Form 10-Q
period 2006-09-30
MAXYGEN INC
filed 2006-11-07
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes [ X ]	No [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]      Accelerated filer [ X ]      Non-accelerated filer [   ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]
     As of October 31, 2006, there were 36,103,009 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
     This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd. For the nine months ended September 30, 2005, the operations of Codexis, Inc., through February 28, 2005, are also included. On February 28, 2005, our voting interests in Codexis fell below 50% and, from such date, the financial position and results of operations of Codexis are no longer consolidated with our financial position and results of operations. We instead reflect our investment in Codexis under the equity method of accounting. In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.
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
 ii

Part I – Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2005	2006
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,940	$33,522
Short-term investments	127,336	120,567
Accounts receivable and other receivables	6,076	3,427
Prepaid expenses and other current assets	3,530	3,616

Total current assets	163,882	161,132
Property and equipment, net	4,068	3,427
Goodwill	12,192	12,192
Long-term investments	34,047	16,103
Deposits and other long-term assets	334	349

Total assets	$214,523	$193,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$1,707
Accrued compensation	4,323	3,727
Other accrued liabilities	3,121	2,378
Deferred revenue	2,668	1,788

Total current liabilities	11,652	9,600
Non-current deferred revenue	5,517	4,325
Other long-term liabilities	10	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and September 30, 2006	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 35,922,178 and 36,095,827 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	3	4
Additional paid-in capital	403,120	408,972
Accumulated other comprehensive loss	(1,557)	(654)
Accumulated deficit	(204,222)	(229,044)

Total stockholders’ equity	197,344	179,278

Total liabilities and stockholders’ equity	$214,523	$193,203

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2006	2005	2006
	(unaudited)
Collaborative research and development revenue	$106	$3,201	$6,509	$15,218
Grant revenue	629	1,040	1,721	3,293

Total revenues	735	4,241	8,230	18,511
Operating expenses:
Research and development	9,986	12,020	31,090	35,494
General and administrative	2,997	4,547	10,144	12,930

Total operating expenses	12,983	16,567	41,234	48,424

Loss from operations	(12,248)	(12,326)	(33,004)	(29,913)
Interest income and other (expense), net	1,659	2,267	3,808	6,091
Equity in net loss of minority investee	—	(658)	—	(1,000)

Loss from continuing operations	(10,589)	(10,717)	(29,196)	(24,822)
Cumulative effect adjustment	—	—	16,616	—

Net loss	(10,589)	(10,717)	(12,580)	(24,822)
Subsidiary preferred stock accretion	—	—	(167)	—

Loss applicable to common stockholders	$(10,589)	$(10,717)	$(12,747)	$(24,822)

Basic and diluted loss per share:
Continuing operations	$(0.30)	$(0.30)	$(0.82)	$(0.69)
Cumulative effect adjustment	$—	$—	$0.47	$—
Applicable to common stockholders	$(0.30)	$(0.30)	$(0.36)	$(0.69)

Shares used in basic and diluted per share calculations	35,812	36,078	35,724	36,025
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months ended
	September 30,
	2005	2006
	(unaudited)
Operating activities
Net loss	$(12,580)	$(24,822)
Cumulative effect adjustment	16,616	—

Loss from continuing operations	(29,196)	(24,822)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,829	1,787
Equity in losses of minority investee	—	1,000
Non-cash stock compensation	11	4,600
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	110	540
Changes in operating assets and liabilities:
Accounts receivable and other receivables	565	2,649
Prepaid expenses and other current assets	77	361
Deposits and other assets	2	(15)
Accounts payable	624	167
Accrued compensation	(1,150)	(598)
Accrued program termination costs	(2,209)	—
Other accrued liabilities	605	(753)
Taxes payable	(921)	—
Deferred revenue	(458)	(2,072)

Net cash used in operating activities	(29,111)	(17,156)

Investing activities
Purchases of available-for-sale securities	(147,735)	(99,635)
Maturities of available-for-sale securities	175,757	124,799
Investment in minority investee	—	(1,000)
Cash used in acquisition, net of cash acquired	(2,617)	—
Acquisition of property and equipment	(1,954)	(1,146)

Net cash provided by investing activities	23,451	23,018

Financing activities
Repayments under equipment financing obligations	(115)	—
Borrowings under equipment financing obligations	1,229	—
Proceeds from issuance of common stock	1,259	713

Net cash provided by financing activities	2,373	713

Codexis related net adjustment	(2,365)	—
Effect of exchange rate changes on cash and cash equivalents	302	7

Net increase (decrease) in cash and cash equivalents	(5,350)	6,582
Cash and cash equivalents at beginning of period	40,415	26,940

Cash and cash equivalents at end of period	$35,065	$33,522

Supplemental Cash Flow Information
Non-cash transactions:
Codexis common stock issued in acquisition	$(188)	—
See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2006, and for the three and nine months ended September 30, 2005 and September 30, 2006, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
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
     As of December 31, 2004, the Company’s ownership in Codexis was approximately 51.4%, based upon the voting rights of the issued and outstanding shares of Codexis common and preferred stock. In accordance with Emerging Issues Task Force Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” (“EITF 96-16”) and paragraph 1 of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), the Company has included 100% of the net losses of Codexis in the determination of the Company’s consolidated net loss. The Company recorded minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. As a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH and certain other matters that occurred in the first quarter of 2005, the Company’s voting rights of the issued and outstanding shares of Codexis common and preferred stock were reduced below 50%. As a result, as of February 28, 2005, the date upon which such rights fell below 50%, the Company no longer consolidates the financial results of Codexis. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company accounts for its investment in Codexis under the equity method of accounting after February 28, 2005.

     In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which, $5 million was purchased by the Company and $20 million was purchased by several unrelated investors. In connection with the redemption rights of the Codexis series B stockholders, the Company has recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by the Company, in the amount of $167,000 in the nine months ended September 30, 2005. The accretion is recorded as subsidiary preferred stock accretion on the condensed consolidated statements of operations and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the nine months ended September 30, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.
     As of September 30, 2005, the Company had recorded losses equal to its investment basis in Codexis. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the Company purchased approximately $1 million of Codexis preferred stock (including the conversion of its convertible promissory note). Subsequent to its investments in May and August 2006, the Company recorded losses of $1.0 million under the equity method of accounting and, at September 30, 2006, had recorded losses equal to its investment basis in Codexis. The Company is not obligated to provide additional funding to Codexis. As of September 30, 2006, the Company’s equity interest in Codexis was approximately 33%.
     As of September 30, 2006, the Company’s equity interest in Avidia Inc. (“Avidia”), a biotechnology company formed by the Company and an unrelated third party investor in July 2003, was approximately 5%. Until March 31, 2005, the Company’s investment in Avidia was accounted for under the equity method of accounting and the Company’s share of Avidia’s results were recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. In April 2005, Avidia issued additional equity securities, which reduced the Company’s ownership below 20%. Avidia issued additional equity securities in May 2006 that further reduced the Company’s ownership. Since the Company does not have the ability to exercise significant influence over Avidia’s operating and financial policies, after March 31, 2005, the Company’s investment in Avidia is being accounted for under the cost method of accounting. For more information regarding the Company’s investment in Avidia, see Note 10.
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
  Reclassifications
     Stock compensation expenses of approximately $4,000 and $121,000 in the three and nine months ended September 30, 2005 have been reclassified to operating expenses (either research and development expenses or general and administrative expenses) in the Company’s Consolidated Statement of Operations as a result of the Company’s implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), effective January 1, 2006. Previously, stock compensation expense had been presented separately on the face of the consolidated statement of operations.

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
     Payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments may be triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product. Milestone revenues totaled $5.0 million for the nine months ended September 30, 2006 and $2.4 million for the nine months ended September 30, 2005 and are included in collaborative research and development revenues in the condensed consolidated statements of operations. There were no milestone revenues for the three months ended September 30, 2006 and three months ended September 30, 2005.

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
  Loss Per Common Share
     Basic and diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.
     The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2006	2005	2006
Loss applicable to common stockholders	$(10,589)	$(10,717)	$(12,747)	$(24,822)

Basic and diluted:
Weighted-average shares used in computing basic and diluted loss per share	35,812	36,078	35,724	36,025

Basic and diluted loss per common share	$(0.30)	$(0.30)	$(0.36)	$(0.69)

     In accordance with paragraph 15 of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was approximately 9,824,735 at September 30, 2005 and 10,774,083 at September 30, 2006.
  Comprehensive Loss
     Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month and nine-month periods ended September 30, 2005 and 2006 were as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2006	2005	2006
Net loss	$(10,589)	$(10,717)	$(12,580)	$(24,822)
Changes in unrealized gain (loss) on available-for-sale securities	(134)	443	57	449
Changes in foreign currency translation adjustments	(24)	(165)	(452)	454

Comprehensive loss	$(10,747)	$(10,439)	$(12,975)	$(23,919)

     The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2005	2006
Unrealized gain on available-for-sale securities	$—	$82
Unrealized losses on available-for-sale securities	(592)	(225)
Foreign currency translation adjustments	(579)	(572)
Unrealized gains(losses) on foreign currency contracts	(386)	61

Accumulated other comprehensive loss	$(1,557)	$(654)

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
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board Opinions No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by including in net income during the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
  Stock-Based Compensation
     As of September 30, 2006, the Company had four stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. The fair value of stock options and ESPP shares was estimated using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The Company has adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made.
     Stock-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended September 30, 2006 was $1.8 million related to stock options and $20,000 related to the ESPP, and for the nine months ended September 30, 2006 was $4.9 million related to stock options and $87,000 related to the ESPP. As a result of its implementation of SFAS 123(R), the Company’s net loss for the three months and nine months ended September 30, 2006 increased by $1.8 million and $5.0 million, respectively. The implementation of SFAS 123(R) also increased basic and fully diluted loss per share to $0.25 and $0.55 for the three months and nine months ended September 30, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the nine months ended September 30, 2006.
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
  Stock Options
     The exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options.

     As part of its adoption of SFAS 123(R), the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified no discernable activity patterns other than the employee populations for its U.S. and Danish operations. The Company used the Black- Scholes-Merton option pricing model to value the options for each of the employee populations. The weighted average assumptions used in the model for each employee population are outlined in the following table:

	Three Months ended		Nine Months ended
	September 30, 2006		September 30, 2006
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	5.11%	5.17%	4.30% to 5.11%	4.34% to 5.17%
Risk-free interest rate range—ESPP	4.74% to 5.05%	—	3.20% to 5.05%	—
Expected life—Options	5.13 years	2.4 years	5.13 years	2.4 years
Expected life—ESPP	0.48 years	—	0.48 years to 0.92 years	—
Expected volatility-Options	53.70%	44.67%	53.70% to 56.42%	44.38% to 45.78%

     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Shares	Share	(in years)	(in thousands)
Options outstanding at December 31, 2005	9,401,599	$16.13

Granted	2,132,836	$7.80

Exercised	(101,555)	$3.97

Canceled	(658,797)	$40.78

Options outstanding at September 30, 2006	10,774,083	$13.09	6.75	$6,485

Options exercisable at September 30, 2006	7,114,791	$15.44	5.72	$4,555
     The intrinsic value of options exercised during the three months ended September 30, 2005 and 2006 was $330,000 and $2,000, respectively, and was $673,000 and $405,000 in the nine months ended September 30, 2005 and 2006, respectively. The estimated fair value of shares vested during the three months ended September 30, 2005 and 2006 was $2.9 million and $1.6 million, respectively, and was $9.7 million and $5.9 million in the nine months ended September 30, 2005 and 2006, respectively. The weighted average grant date fair value of options granted during the three months and nine months ended September 30, 2006 was $7.49 and $7.80, respectively. At September 30, 2006, the Company had $10.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining vesting period of 1.21 years. Cash received from stock option exercises and purchases under the ESPP was $175,000 and $713,000 during the three and nine months ended September 30, 2006.
     The following table summarizes outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number of	Remaining	Weighted-	Number of	Weighted-
Range of	Shares	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Outstanding	Exercise Price
$0.20 - $7.00	1,377,260	6.64	$5.50	869,874	$4.62
$7.08 - $7.40	1,497,169	6.85	$7.33	1,310,271	$7.36
$7.47 - $7.89	1,818,982	8,78	$7.73	116,278	$7.54
$7.92 - $10.33	1,221,042	8.04	$9.20	641,315	$9.56
$10.41 - $10.76	1,277,872	6.64	$10.58	1,121,007	$10.59
$10.80 - $12.44	1,237,860	7.03	$12.02	712,148	$11.95
$12.99 - $17.20	1,116,807	4.78	$13.80	1,116,807	$13.80
$17.41 - $53.75	796,925	4.19	$36.12	796,925	$36.12
$56.88 - $59.81	430,166	3.76	$57.17	430,166	$57.17

	10,774,083			7,114,791

  Employee Stock Purchase Plan
     Under the ESPP, eligible employees may purchase common stock at a discount, through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. During the nine months ended September 30, 2006, 46,815 shares of common stock were purchased pursuant to the ESPP. The weighted average fair value of purchase rights granted during the nine months ended September 30, 2006 was $0.82. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes-Merton model. For the three and nine months ended September 30, 2006, ESPP compensation expense was $20,000 and $87,000.
  Pro Forma Information under SFAS 123 for Periods Prior to 2006
     Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and loss per common share for the three and nine months ended September 30, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
(in thousands)	2005	2005

Net loss, as reported	$(10,589)	$(12,580)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	—	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(2,136)	(4,782)

Pro forma net loss	$(12,725)	$(17,362)

Loss per common share:
Basic and diluted	$(0.30)	$(0.35)

Basic and diluted – pro forma	$(0.36)	$(0.49)

     For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the following assumptions:

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
	2005	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range—Options	3.92%	3.71% to 3.92%
Risk-free interest rate range—ESPP	3.20% to 3.38%	1.23% to 3.38%
Expected life—Options	4 years	4 years
Expected life—ESPP	0.5 years	0.5 years to 0.85 years

Expected volatility	52.82%	52.82% to 54.69%
     Based on the Black-Scholes-Merton option pricing model, the weighted average estimated fair value of employee stock option grants was $3.87 and $5.39 for the three and nine months ended September 30, 2005, respectively, and the weighted average fair value of purchase rights granted under the ESPP was $2.10 and $2.01 for the three and nine months ended September 30, 2005, respectively.

  Valuation and Expense Information under SFAS 123(R)
     For the three-month and nine-month periods ended September 30, 2006, stock-based compensation expense related to employee stock options, consultant options and employee stock purchases under SFAS 123(R) was allocated as follows (in thousands):

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
	2006	2006

Research and development	$564	$1,595
General and administrative	1,240	3,355

Stock-based compensation expense before income taxes	1,804	4,950
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$1,804	$4,950

     There was no capitalized stock-based employee compensation cost as of September 30, 2006. There were no recognized tax benefits during the quarter ended September 30, 2006.
2. Cash Equivalents and Investments
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s cash equivalents and investments as of September 30, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$26,055	$—	$—	$26,055
Commercial paper	32,565	37		32,602
Corporate bonds	47,726	6	(29)	47,703
U.S. government agency securities	63,989	39	(196)	63,832

Total	170,335	82	(225)	170,192
Less amounts classified as cash equivalents	(33,518)	(4)	—	(33,522)

Total investments	$136,817	$78	$(225)	$136,670

     There were no realized gains or losses on the sale of available-for-sale securities for the three-month and nine-month periods ended September 30, 2005 and September 30, 2006. The change in unrealized holdings gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized gains of $57,000 and $449,000 for the nine-month periods ended September 30, 2005 and September 30, 2006. The Company has the intent and ability to hold the securities until maturity and therefore does not believe that the unrealized losses of $225,000 are other than temporary.

     At September 30, 2006, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$120,748	$120,567
Due after one year	16,069	16,103

	$136,817	$136,670

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
     The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. At September 30, 2006, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $3.0 million that expire over the next three months.
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
     The Company operates its business in one segment, human therapeutics. Prior to February 28, 2005, the date on which Codexis ceased to be the Company’s consolidated subsidiary, the Company operated its business in two segments, human therapeutics and chemicals. The operations of Codexis are not included in the consolidated operations of Maxygen for the three months ended September 30, 2005 or for the three months and nine months ended September 30, 2006.

Segment Earnings

(in thousands)	Human	Chemicals	Maxygen, Inc.
	Therapeutics	(Codexis)	Consolidated
Nine months ended September 30, 2005
Segment loss	$(31,558)	$(1,325)	$(32,883)
Stock compensation	(121)	—	(121)
Interest income and other (expense), net	3,788	20	3,808

Loss from continuing operations	(27,891)	(1,305)	(29,196)

Cumulative effect adjustment	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Loss applicable to common stockholders	$(11,275)	$(1,472)	$(12,747)

(in thousands)	Human	Chemicals	Maxygen, Inc.
	Therapeutics	(Codexis)	Consolidated
Nine months ended September 30, 2006
Segment loss	$(29,913)	—	$(29,913)
Interest income and other (expense), net	6,091	—	6,091
Equity in net loss of minority investee	(1,000)	—	(1,000)

Loss from continuing operations	(24,822)	—	(24,822)

Loss applicable to common stockholders	$(24,822)	—	$(24,822)

Segment Revenue
     Revenues for each operating segment are derived from the Company’s research collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. On February 28, 2005, the Company’s voting interests in Codexis were reduced below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Thus, the revenues of Codexis are included in the consolidated results presented below only until February 28, 2005 and thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The revenues of Codexis are not included in the consolidated operations of Maxygen for the three months ended September 30, 2005 and for the three and nine months ended September 30, 2006. The following table presents revenues for each reporting segment (in thousands):

	Nine Months ended
	September 30,
	2005	2006
Human therapeutics	$6,720	$18,511
Chemicals	1,510	—

Total revenue	$8,230	$18,511

Identifiable Assets
     The following table presents identifiable assets for each reporting segment (in thousands):

	December 31,	September 30,
	2005	2006
Human therapeutics	$214,523	$193,203
Chemicals	—	—

Total assets	$214,523	$193,203

6. Commitments
     The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2009. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The purchase obligations are due on various dates through 2008.
     Minimum annual rental commitments under operating leases and purchase obligations are as follows (in thousands):

For the remainder of 2006	$3,640

Year ending
December 31,
2007	$6,865
2008	2,673
Thereafter	199

Total commitments beyond current year	$9,737

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

however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006.
     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration and license agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration and license agreements are generally similar, but in addition provide some limited indemnification for its collaborator or licensor in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006.
9. Related Party Transactions
     On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverly”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company has agreed to pay consulting fees to Waverly of $24,166 per month during the term of the consulting agreement and has granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock. The option vests and is exercisable as to 1/12 of the underlying shares monthly beginning May 1, 2006 and has an exercise price of $8.28 per share. For the three months ended September 30, 2006, the Company recognized $1.8 million of stock-based compensation expense under SFAS 123(R) in the condensed consolidated statements of operations related to stock options, of which approximately $258,000 is attributable to the option granted to Mr. Stein and, for the nine months ended September 30, 2006, the Company recognized $5.0 million of stock-based compensation expense related to stock options, of which approximately $528,000 is attributable to the option granted to Mr. Stein. Total expense under this arrangement was approximately $330,000 and $673,000 for the three and nine months ended September 30, 2006, respectively.
10. Subsequent Events
     On October 24, 2006, Amgen, Inc. (“Amgen”) completed the acquisition of Avidia. As a result of the acquisition, the Company received approximately $17.8 million in exchange for its equity interests in Avidia and may receive up to an additional $2.8 million of contingent payments based upon the development of certain Avidia products by Amgen. Accordingly, the Company expects to record a gain on the exchange of its equity interest in Avidia of approximately $17.8 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied.

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
     Our business strategy focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with collaborative partners. We have developed four next-generation product candidates that are currently in clinical or pre-clinical development: MAXY-G34, a next generation granulocyte colony stimulating factor, or G-CSF, product for the treatment of neutropenia; MAXY-alpha, a next generation interferon alpha product for the treatment of hepatitis C virus infection and other indications; MAXY-VII, an improved factor VII product for the treatment of uncontrolled bleeding in trauma, intracerebral hemorrhage and other indications; and MAXY-gamma, an optimized interferon gamma product for the treatment of idiopathic pulmonary fibrosis and other indications.
     In August 2006, we initiated a Phase I clinical trial in the United States to evaluate Maxy-G34. On November 3, 2006, Roche initiated a Phase Ia clinical trial in New Zealand to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of MAXY-alpha.
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
     We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. Codexis received financing from third party investors and operated as independent subsidiary beginning in September 2002 and, in February 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date and instead account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring our investment basis in Codexis to zero as of February 28, 2005.

     We established Verdia to focus on the development of processes and products for the agricultural industry. On July 1, 2004, we completed the sale of Verdia to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64 million.
     In July 2003, we established Avidia, Inc., or Avidia, together with a third-party investor. Avidia was formed as a spin-out of Maxygen to focus on the development of a new class of subunit proteins as therapeutic products. We also received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings of Avidia. On October 24, 2006, Amgen, Inc. completed the acquisition of Avidia. As a result of the acquisition, we received approximately $17.8 million in cash in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million of contingent payments based upon the development of certain Avidia products by Amgen, Inc. Accordingly, we expect to record a gain on the exchange of our equity interest in Avidia of approximately $17.8 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to us by Amgen, Inc. will be recognized only if and when the contingency is satisfied. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained exclusive and non-exclusive rights to use certain Avidia technology to develop and commercialize products directed to certain specific targets.
     To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. Moving forward, we anticipate establishing additional strategic alliances. However, as our internal resources and expertise have evolved, we have strategically shifted our focus to pharmaceutical products and internal product development in order to capture more of the potential value resulting from our efforts. We believe this is an important step in building long-term value in our company. Consistent with our strategic shift, revenue from collaborative research agreements and government grants decreased from $22.9 million in 2003 to $16.3 million in 2004 and to $14.5 million in 2005. However, our revenues increased to $4.2 million and $18.5 million in the three months and nine months ended September 30, 2006 compared to $735,000 and $8.2 million in the three months and nine months ended September 30, 2005, due primarily to collaborative research and development revenue from our collaboration with Roche for our MAXY-VII product candidates and an increase in activity on our existing grant projects. We expect our revenue to increase for the remainder of 2006 compared to 2005.
     For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as the results of Codexis through February 28, 2005.
     We continue to maintain a strong cash position to fund our expanded internal product development, with cash, cash equivalents and marketable securities totaling $170.2 million as of September 30, 2006. In addition, we received approximately $17.8 million in cash in exchange for our equity interests in Avidia as a result of the acquisition of Avidia by Amgen, Inc. in October 2006.
     We have incurred significant operating losses since our inception. As of September 30, 2006, our accumulated deficit was $229.0 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses from continuing operations for the three months and nine months ended September 30, 2006 were $12.0 million and $35.5 million, compared to $10.0 million and $28.6 million for the comparable periods in 2005 (excluding $2.5 million of research and development expenses attributable to Codexis in the nine months ended September 30, 2005). We expect to incur additional operating losses over at least the next several years.
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
     We have adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made. Prior to our implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123. Since the exercise price of all options granted was not below the fair market price of the underlying common stock on the grant date, we generally recognized no equity-based compensation expense in our condensed consolidated statements of operations. Accordingly, there was no stock-based compensation expense related to employee stock options and ESPP shares recognized during the quarter ended September 30, 2005. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation” for a further discussion.

     For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
          Revenues
     Our revenues are derived primarily from research collaboration agreements and government research grants. Our total revenues from continuing operations were $4.2 million and $18.5 million in the three months and nine months ended September 30, 2006, compared to $735,000 and $8.2 million in the comparable periods in 2005. Revenues from our research and development collaboration agreements increased to $3.2 million and $15.2 million in the three months and nine months ended September 30, 2006 from $106,000 and $5.0 million in the comparable periods in 2005 (excluding $1.5 million of revenues attributable to Codexis in the nine months ended September 30, 2005). Revenues from our research collaboration agreements included, in the nine months ended September 30, 2005, a $2 million payment from Roche for the achievement of a significant milestone with regard to our MAXY-alpha product candidates and, in the nine months ended September 30, 2006, consisted of revenues from our co-development and collaboration agreement with Roche for our MAXY-VII product candidates, including a $5.0 million event-based payment. Revenues from government research grants increased to $1.0 million and $3.3 million in the three months and nine months ended September 30, 2006 compared to $629,000 and $1.7 million in the comparable periods in 2005, primarily as a result of three government grant projects that began in the third quarter of 2005.
     During the nine months ended September 30, 2006, Roche was the only collaborative partner that contributed to our collaborative research and development revenues. The initial funded research term of our collaboration with Roche for our MAXY-alpha product candidates ended in December 2005. In December 2005, we entered into a new collaboration with Roche for co-development and commercialization of our MAXY-VII product candidates. For the nine months ended September 30, 2006, revenues for the co-development of our MAXY-VII product candidates are net of the cost sharing amounts that we owed to Roche. Our revenues for the nine months ended September 30, 2006 consisted primarily of a $5.0 million event-based payment we received from Roche, $8.1 million earned as net reimbursement of our research and development activities, and $2.1 million related to the amortization of the non-refundable up-front payment we received from Roche in December 2005.
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
     Prior to our deconsolidation of Codexis in February 2005, we operated as two segments, human therapeutics and chemicals. Revenues for each operating segment were derived from our research collaboration agreements and government research grants and were categorized based on the industry of the product or technology under development. Results of Codexis through February 28, 2005 are shown as our chemicals segment. After February 28, 2005, we have operated as one segment, human therapeutics.

     The following table presents revenues for each operating segment (in thousands):

	Nine Months ended
	September 30,
	2005	2006
Human therapeutics	$6,720	$18,511
Chemicals	1,510	—

Total revenue	$8,230	$18,511

               Research and Development Expenses
          Our research and development expenses consist primarily of salaries and other personnel-related expenses, external collaborative research expenses (including contract manufacturing and research), facility costs including depreciation, and laboratory supplies. Research and development expenses were $12.0 million and $35.5 million in the three months and nine months ended September 30, 2006 and $10.0 million and $28.6 million in the comparable periods in 2005 (excluding $2.5 million of research and development expenses attributable to Codexis in the nine months ended September 30, 2005). The increases in our research and development expenses (excluding Codexis) were primarily due to increased external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates for clinical trials and to our implementation of SFAS 123(R) as of January 1, 2006.
     Stock compensation expenses included in research and development expenses increased to $564,000 and $1.6 million in the three months and nine months ended September 30, 2006, compared to $4,000 and $115,000 in the comparable periods in 2005, primarily as a result of our implementation of SFAS 123(R). See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
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

     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2006	2005	2006
Collaborative projects funded by third parties(1)	$1,526	$3,356	$5,644	$10,328
Internal projects	8,460	8,664	25,446	25,166

Total	$9,986	$12,020	$31,090	$35,494

(1) Research and development expenses related to collaborative projects funded by third parties are less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
     Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost in any particular case.
     We expect that our research and development costs will increase substantially in 2006 over 2005, due to an increase in research and development costs resulting from advancement our product candidates into and through clinical development. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. We expect stock compensation expense related to research and development to increase considerably as a result of our implementation of SFAS 123(R). Our implementation of SFAS 123(R) had a material impact on our consolidated results of operations and net loss per share for the three months and nine months ended September 30, 2006 and is expected to have a material impact on our consolidated results of operations and net loss per share in the future. The continued impact of our implementation of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
          General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as insurance premiums and professional expenses, such as external expenditures for legal and accounting. General and administrative expenses increased from $3.0 million and $9.8 million in the three months and nine months ended September 30, 2005 (excluding $300,000 of general and administrative expenses attributable to Codexis in the nine months ended September 30, 2005) to $4.5 million and $12.9 million in the comparable periods in 2006, primarily due to the increase in stock compensation expense included in general and administrative expenses resulting from our implementation of SFAS 123(R). This increase was offset in part by reduced personnel costs resulting from terminations in 2005 and the deconsolidation of Codexis as of February 28, 2005. Stock compensation expenses included in general and administrative expenses increased to $1.2 million and $3.4 million in the three months and nine months ended September 30, 2006, compared to $6,000 in the nine months ended September 30, 2005. There were no stock compensation expenses included in general and administrative expenses in the three months ended September 30, 2005. The increases in general and administrative stock compensation expense in the 2006 periods were due to our implementation of SFAS 123(R). See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
     We expect that our general and administrative expenses will increase in 2006, due to increased compensation expense related to our implementation of FAS123(R) and by increased professional fees, partially offset by reduced personnel costs resulting from terminations in 2005 and the deconsolidation of Codexis. We expect that stock compensation expense related to general and administration expenses will increase considerably in 2006 as a result of our implementation of SFAS 123(R) and that our implementation of SFAS 123(R) will continue to have a material impact on our consolidated results of operations and net loss per share. The ongoing impact of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 to the condensed consolidated financial statements under the caption “Stock-Based Compensation.”
          Interest Income and Other (Expense), net
     Interest income and other (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other (expense), net increased from $1.7 million and $3.8 million in the three months and nine months ended September 30, 2005 to $2.3 million and $6.1 million in the comparable periods in 2006, due to higher interest income reflecting higher interest rates in 2006 on lower average balances of cash, cash equivalents and marketable securities, plus a decrease in foreign exchange losses. Included in these amounts are foreign exchange losses of $17,000 and $542,000 in the three and nine months ended September 30, 2005 and foreign exchange gains of $106,000 and $1,000 in the three and nine months ended September 30, 2006.
          Equity in Net Loss of Minority Investee
     Equity in losses of minority investee reflects our share of the net loss of Codexis. In May 2006, we purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, we purchased approximately $1 million of Codexis preferred stock (including the conversion of our convertible promissory note). Subsequent to our investments in May and August 2006, we recorded losses of $1.0 million under the equity method of accounting and as of September 30, 2006, we had recorded losses equal to our investment basis in Codexis. We are not obligated to provide additional funding to Codexis. As of September 30, 2006, our equity interest in Codexis was approximately 33%.
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

          Subsidiary Preferred Stock Accretion
     In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which $5 million was purchased by us and $20 million was purchased by several unrelated investors. In connection with the redemption rights of the Codexis series B stockholders, we recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by us, in the amount of $167,000 for the nine months ended September 30, 2005. The accretion was recorded as subsidiary preferred stock accretion on the condensed consolidated statement of operations and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the nine months ended September 30, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005, we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on the condensed consolidated balance sheets. We have recorded a $2.3 million adjustment to additional paid-in capital in the three month period ended March 31, 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, on July 1, 2004, we received net proceeds of $62.6 million in cash from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of September 30, 2006, we had $170.2 million in cash, cash equivalents and marketable securities.
     Net cash used in operating activities decreased from $29.1 million in the nine months ended September 30, 2005 to $17.2 million in the nine months ended September 30, 2006, primarily due to the receipt of a $5 million event-based payment from Roche in the second quarter of 2006 related to our MAXY-VII program and the receipt of a $5 million milestone payment from Roche in the first quarter of 2006 related to our MAXY-alpha program earned in the last quarter of 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $23.5 million in the nine months ended September 30, 2005 and $23.0 million in the nine months ended September 30, 2006. The cash provided during the nine months ended September 30, 2005 was primarily related to maturities of available-for-sale securities in excess of purchases, offset by the $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005 and $2.0 million for property and equipment purchases. The cash provided during the nine months ended September 30, 2006 was primarily related to maturities of available-for-sale securities in excess of purchases. The majority of additions of property and equipment in 2005 related to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided for continuing operations by financing activities was $2.4 million in the nine months ended September 30, 2005 and $713,000 in the nine months ended September 30, 2006. The cash provided during the 2005 and 2006 periods was primarily from proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options by employees. The cash provided during 2005 also included proceeds of equipment loans entered into by Codexis, net of repayments of such loans.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on the our condensed consolidated balance sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $302,000 and $7,000 in the nine months ended September 30, 2005 and September 30, 2006, respectively.
     The following are contractual commitments as of September 30, 2006 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
					More
Contractual Obligations	Total	Less than	1-3	4-5	than 5
		1 year	years	years	years
Operating Lease Obligations	$3,460	$843	$2,418	$199	$—
Purchase Obligations	9,917	2,797	7,120	—	—

Total	$13,377	$3,640	$9,538	$199	$—

     As of September 30, 2006, potential milestone payments from our existing collaborations could exceed $350.0 million based on the accomplishment of specific performance criteria, $134.0 million of which relates to potential milestone payments in connection with currently active development programs. We may also earn royalties on product sales. In general, the obligation of our corporate collaborators to provide research funding may be terminated by either party before the end of the research term under certain conditions, including upon a material breach of the contract. In the case of such an event, the agreement specifies the rights, if any, that each party will retain.

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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market risk management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the nine months ended September 30, 2006. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Controls Evaluations. Company management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of September 30, 2006, and (ii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.
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
Quarterly Reports
Quarterly Evaluation of Disclosure Controls. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2006 to ensure that material information relating to Maxygen and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
     We have incurred losses since our inception, including a loss applicable to common stockholders of $35.2 million in 2005, before a positive non-recurring adjustment of $16.6 million resulting from the cumulative effect adjustment recorded as a result of the deconsolidation of Codexis, and $33.7 million in 2003. During 2004, we recognized income applicable to common stockholders of $8.3 million, primarily due to the sale of Verdia, but our loss from continuing operations was $49.1 million. Our loss from continuing operations in 2005 was $35.1 million. As of September 30, 2006, we had an accumulated deficit of $229.0 million. We expect to incur net losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
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
     The development of human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials or in clinical trials. Most clinical trials do not result in a marketed product. In addition, due to the nature of human therapeutic research and development, the expected timing of product development and initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. This uncertainty may result in research delays, clinical trial delays and failures and product candidate failures. Such delays and failures could reduce or eliminate our revenue by delaying or terminating the potential development and commercialization of our product candidates and could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.
     We, or our collaborators, may determine that certain preclinical or clinical product candidates or programs do not have sufficient potential to warrant further advancement. Accordingly, we may elect to terminate our programs for such product candidates or programs at any time. If we terminate a preclinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. Termination of such programs could cause the price of our stock to drop significantly.
     For example, in regards to our collaboration with Roche regarding our MAXY-VII product candidates, we are seeking to develop such products for several acute indications. To date, no factor VII–based product has been approved by any regulatory agency for such indications and it is not certain that any such products can be shown to be safe or efficacious for the treatment or prevention of such indications. Moreover, the available animal bleeding models may be unsuitable for assessing our potential products for such acute indications, increasing the risk that animal models may not provide accurate or meaningful data as to the suitability or advantages of our potential products as treatments for the diseases or medical conditions of interest. As a result, we, or Roche, may elect to delay or terminate this program.
     Our potential products are subject to a lengthy and uncertain regulatory process. If our potential products are not approved, we will not be able to commercialize those products.
     The FDA must approve any therapeutic product or vaccine before it can be marketed in the United States. Other countries also require approvals from regulatory authorities comparable to the FDA before products can be marketed in the applicable country. Before we can file a new drug application (NDA) or biologic license application (BLA) with the FDA or other regulatory entity, the product candidate must undergo extensive testing, including animal and human clinical trials, which can take many years and require substantial expenditures. Data obtained from such testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application or product license application may cause delays or rejections.
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
     Even if we receive regulatory approval, this approval will likely entail limitations on the indicated uses for which we can market a product. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review, and discovery of previously unknown problems or side effects associated with an approved product or the discovery of previously unknown problems with the manufacturer may result in restrictions on the product, the manufacturer or the manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.
     Clinical trials for MAXY-G34, MAXY-alpha or any of our other current or future product candidates could take a long time to gain regulatory approval or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.
     As indicated in the risk factors above, the conduct of clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. In August 2006, we initiated a Phase I clinical trial in the United States for our Maxy-G34 product candidate for the treatment of chemotherapy-induced neutropenia. This clinical trial is a double-blind placebo controlled dose escalation study in healthy volunteers. In November 2006, Roche initiated a Phase I clinical trial in New Zealand for our lead MAXY-alpha product candidate for the treatment of Hepatitis C virus infection. Thus, our most advanced product candidates are now only in the early stages of clinical trials. Further, although both MAXY-G34 and MAXY-alpha have demonstrated improved properties in preclinical testing compared to currently marketed drugs, the results from preclinical testing and early clinical trials often are not predictive of results obtained in later clinical trials. There are no assurances that clinical trials of any of our current or future product candidates will produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.
     In addition, the timing of the commencement, continuation and completion of clinical trials may be subject to significant delays, or a clinical trial may be suspended or delayed by us, our collaborators, the FDA or other foreign governmental agencies for various reasons, including:
•	deficiencies in the conduct of the clinical trials;

•	negative or inconclusive results from the clinical trials that necessitate additional clinical studies;

•	difficulties or delays in identifying and enrolling patients who meet trial eligibility criteria;

•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•	inadequate supply or deficient quality of product candidate materials necessary for the conduct of the clinical trials;

•	the occurrence of unacceptable toxicities or unforeseen adverse side effects, especially as compared to currently approved drugs intended to treat the same indications;

•	our lack of financial resources to continue the development of a product candidate;

•	future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review; or

•	other reasons that are internal to the businesses of our collaborative partners, which they may not share with us.
     In addition, we do not have the ability to independently conduct clinical trials for our product candidates and therefore rely on third parties, such as contract research organizations, to enroll qualified patients and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, conduct the clinical trials in accordance with the approved protocol and regulatory requirements or meet planned deadlines, we may be affected by increased costs, delays of our clinical trials or both, which may harm our business.
     As a result of these risks and other factors, we and/or our collaborators may conduct lengthy and expensive clinical trials of MAXY-G34, MAXY-alpha or our other current or future product candidates, only to learn that a product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval, does not offer therapeutic or other improvements compared to currently marketed drugs, has unforeseen adverse side effects or does not otherwise demonstrate sufficient potential to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our product candidates could severely harm our business.
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
     We have limited or no control over the resources that any collaborator may devote to the development and commercialization of our potential products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may delay such development or commercialization, terminate their agreement with us, or breach or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop potential products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop or commercialize our potential products.
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
     The biotechnology industry is characterized by rapid technological change, and the area of gene research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological or product development by others may result in our products and technologies becoming obsolete.
     As a company that is focused on next-generation protein therapeutic products, we face, and will continue to face, intense competition from both large and small biotechnology companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies for modifying DNA and proteins. These companies and organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the protein optimization field, including companies that have developed and commercialized prior versions of protein therapeutic products, may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce commercial products.
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
     Recent changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and will adversely affect our reported results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Our implementation of SFAS 123(R), which we adopted as of January 1, 2006, had a material impact on our consolidated results of operations and net loss per share for the three months and nine months ended September 30, 2006 and is expected to have a material impact on our results of operations in the future. Such charges will significantly increase our net loss and impact our ability to achieve profitability. The magnitude of the impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.
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
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended September 30, 2006, the price of our common stock on the Nasdaq Global Market ranged from $6.78 to $8.95. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse results or delays in preclinical development or clinical trials;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•	developments in or challenges relating to patent or other proprietary rights; and

•	sales of our common stock or other securities in the open market.
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
     As of September 30, 2006, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 26% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report:

10.1	First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006)

10.2	Fifth Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (incorporated by reference to Exhibit 10.2 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAXYGEN, INC.

November 7, 2006	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

November 7, 2006	By:	/s/ Lawrence W. Briscoe

Lawrence W. Briscoe
Chief Financial Officer

Exhibit Index

10.1	First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006)

10.2	Fifth Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (incorporated by reference to Exhibit 10.2 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002