Form 10-K
period 2006-12-31
MAXYGEN INC
filed 2007-03-14
CIK 1068796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-28401

MAXYGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0449487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
515 Galveston Drive
Redwood City, California 94063
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(650) 298-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Global Stock Market as of that date, was approximately $160,482,000. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, there were 36,669,560 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for the 2007 Annual Meeting of Stockholders (hereinafter referred to as the “2007 Proxy Statement”) are incorporated by reference into Part III of this report.

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

We own or have rights to various copyrights, trademarks and trade names used in our business, including Maxygen®, MaxyScan® and MolecularBreeding.tm The following, which may appear in this document, are registered or other trademarks owned by the following companies: Neupogen (Amgen Inc.); Neulasta (Amgen Inc.); NovoSeven (Novo Nordisk A/S); Actimmune (Genentech, Inc.); Pegasys (Hoffmann-La Roche Ltd.); PEG-Intron (Schering Corporation) and Aranesp (Amgen Inc.) . Other service marks, trademarks and trade names referred to in this report, and in the documents incorporated by reference in this report, are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

i

Forward Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A — Risk Factors.”

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

Overview

We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. Four of our next-generation product candidates are currently in pre-clinical or clinical development:

•	MAXY-G34, a granulocyte colony stimulating factor, or G-CSF, for the treatment of neutropenia;

•	MAXY-alpha, an interferon alpha product for the treatment of hepatitis C virus, or HCV, infection;

•	MAXY-VII, a factor VII product for the treatment of uncontrolled bleeding in trauma, intracerebral hemorrhage and other indications; and

•	MAXY-gamma, an interferon gamma product for the treatment of idiopathic pulmonary fibrosis and other indications.

2006 Highlights

During 2006:

•	We initiated a Phase I clinical trial in the United States to evaluate Maxy-G34.

•	F. Hoffmann-La Roche Ltd., or Roche, initiated a Phase Ia clinical trial in New Zealand to evaluate MAXY-alpha and we received a $2 million milestone payment from Roche for the commencement of the trial.

•	We achieved a manufacturing process development milestone in our MAXY-VII program and received a $5 million milestone payment from Roche for the achievement of the milestone.

•	We received a $17.8 million cash payment for our equity interests in Avidia, Inc., which was acquired by Amgen Inc.

•	We expanded the scope of exclusive licenses previously granted to Codexis, Inc. to our MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels, in exchange for the right to receive a percentage of revenues received by Codexis for the sale of energy products and the use of processes in the energy field.

Business Strategy

Our goal is to develop and commercialize improved and proprietary versions of currently marketed or clinically validated therapeutic proteins. To achieve this objective, we are pursuing the following key strategies:

•	Advance the Development of Our Lead Product Candidates. Our primary focus is the advancement of our lead product candidate, MAXY-G34, through clinical development. We initiated a Phase I clinical trial in the United States for our lead MAXY-G34 product candidate in the third quarter of 2006 and plan to commence Phase IIa clinical trials in the first half of 2007. Roche has an exclusive license to develop and commercialize our MAXY-alpha product candidates for the treatment of HCV infection. Roche initiated a Phase Ia clinical trial of MAXY-alpha in New Zealand at the end of 2006 and has informed us that a Phase Ib clinical trial of MAXY-alpha in HCV patients will begin in 2007. In December 2005, we entered into an agreement with Roche relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications. In March 2007, we received notice from Roche that Roche has elected to terminate this agreement, effective April 12, 2007.

•	Create Value with Improved Next-Generation Protein Drugs. Our research and development efforts focus on seeking to make improved and proprietary versions of currently marketed therapeutic proteins that address significant market opportunities. We identify currently marketed or clinically validated protein products that require or could benefit from improvements to address existing medical needs in the treatment of disease and serious medical conditions, and use our proprietary MolecularBreeding directed molecular evolution platform and other technologies to improve these products. We commit resources to only those product candidates that we believe are commercially viable.

•	Increase Value, Reduce Risk. By using our technologies to improve the properties of currently marketed or clinically validated therapeutic proteins that have significant commercial value, we believe we can potentially create novel and proprietary best-in-class products that take advantage of known utility, development paths and markets. We believe that this approach may result in reduced risk and enhanced chances of commercial success as compared to the development of novel pharmaceutical products directed at unvalidated targets.

•	Establish a Portfolio of Next-Generation Therapeutic Proteins. In addition to our existing product candidates, we have an ongoing discovery effort focused on next-generation protein or protein subunit pharmaceuticals. Our goal is to leverage discoveries in our research programs or in-licensed product candidates to extend and expand our product pipeline. By broadening our product portfolio, we hope to increase the probability of clinical and commercial success and reduce our exposure to the impact of any one product failure.

•	Establish Strategic Collaborations to Advance our Product Pipeline and Leverage Our Development Resources. Part of our strategy has been to establish strategic collaborations that enable us to retain a large portion of the eventual value from our product candidates. We may enter into strategic collaborations at various stages in our research and development process that will allow us to further diversify our product development risks, reduce costs, access the complementary skills and infrastructure possessed by our partners and accelerate the development and commercialization of our product candidates.

•	Manage Our Financial Resources. Fiscal discipline and pragmatic allocation of our resources are key components of our strategy. We focus our financial resources on those functions that should enhance our ability to generate improved next-generation product candidates and rapidly advance these new product candidates through pre-clinical and clinical development.

Product Pipeline

The following table summarizes the status of our product pipeline:

		Development	Commercialization
Product Candidate	Indication	Responsibilities	Rights	Status

MAXY-G34	Neutropenia	Maxygen	Maxygen	Phase I; plan to commence Phase IIa clinical trial in first half of 2007.
MAXY-alpha	Hepatitis C	Roche	Roche	Phase Ia; Roche expects to commence a Phase Ib clinical trial in 2007.
MAXY-VII	Uncontrolled bleeding	Maxygen*	Maxygen*	Pre-clinical**
MAXY-gamma	Idiopathic Pulmonary Fibrosis	InterMune	InterMune	Pre-clinical

*	Maxygen and Roche are currently parties to an agreement relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications. On March 13, 2007, we received notice from Roche that Roche has elected to terminate this agreement, effective April 12, 2007. Upon termination of the agreement, all rights to our MAXY-VII product candidates will revert to Maxygen.

**	“Pre-clinical” means process development, product scale-up, formulation and further testing in animals, including toxicology, pharmacokinetics and pharmacodynamics.

MAXY-G34

Our MAXY-G34 product candidate was designed to be an improved next-generation granulocyte colony stimulating factor, or G-CSF, for the treatment of neutropenia. G-CSF is a natural protein that works by stimulating the body’s bone marrow to produce more white blood cells.

Neutropenia is a severe decrease in neutrophil cell counts in the blood. Neutrophils are a specific type of blood cell that plays an important role in the defense against bacterial infections. Neutropenia is a common side effect of chemotherapeutic treatments for many forms of cancer, including breast cancer, lung cancer, lymphomas and leukemias. Neutropenia is also seen in a variety of other medical conditions and is sometimes caused by therapies administered to treat a disease, such as in patients treated for HCV infection. Neutropenic patients contract bacterial infections more easily and often, some of which can be life threatening. Further, and most importantly, chemotherapy treatment for neutropenic patients may be reduced or delayed, which can result in cancer progression.

MAXY-G34 may help the body make white blood cells more quickly than the products currently approved for the treatment of neutropenia, Neupogen and Neulasta, which could make it an attractive alternative for both doctors and patients. In multiple pre-clinical animal models, we have generated data that suggest that our MAXY-G34 product candidate reduces the duration of neutropenia by clinically relevant periods (approximately 25% shorter duration of neutropenia) when compared to the currently marketed products. This may help protect patients from chemotherapy and radiation therapy-related infections, shorten the duration of hospital stays and help keep patients on schedule for their cancer treatments.

Market Opportunity.  Neupogen, a first-generation G-CSF product, and Neulasta, a second-generation G-CSF product, currently dominate the market to treat chemotherapy and radiation-induced neutropenia. Worldwide sales of G-CSF products were approximately $3.9 billion in 2006.

Development Status.  In the third quarter of 2006, we initiated a Phase I clinical trial in the United States for our lead MAXY-G34 product candidate in healthy male and female volunteers. The preliminary results of the Phase I clinical trial indicate that MAXY-G34 was generally safe and well tolerated throughout the study, at all doses, which ranged from 10 to 150 µg/kg of MAXY G-34. All doses tested in this Phase I trial increased the neutrophil levels as compared to the placebo controls. In subject follow-up 30 days after the administration of MAXY-G34, no antibodies were detected in any clinical trial participants. As expected based on the results of pre-clinical animal studies, MAXY-G34 demonstrated a prolonged half-life compared to Neulasta. The median half-life observed for MAXY-G34 in healthy volunteers in the Phase I clinical trial was approximately 2.3 times the median terminal half-life for Neulasta in healthy volunteers as previously reported. At the 60, 100 and 150 µg/kg doses of MAXY-G34, low but detectable levels of MAXY-G34 were observed at the end of the 21-day collection period.

We have commenced additional Phase I studies to conduct further dosing studies and to obtain further data on certain biological markers. We expect that the data obtained from these additional studies may allow us to determine whether to evaluate MAXY-G34 for use in certain indications in addition to chemotherapy-induced neutropenia.

In the first half of 2007, we expect to commence a Phase IIa clinical trial of MAXY-G34 in cancer patients. We plan to conduct such clinical trials at multiple sites in Eastern Europe. In this Phase IIa clinical trial, cancer patients will be given a single dose of MAXY-G34 therapy per chemotherapy cycle, with each patient receiving multiple chemotherapy cycles.

We currently retain all rights to our MAXY-G34 product candidates.

MAXY-alpha

Our MAXY-alpha product candidates are designed to be superior next-generation interferon alpha products for the treatment of HCV and Hepatitis B virus, or HBV, infections. Alpha interferon is a natural protein that is produced by many cell types, including T-cells and B-cells, macrophages, fibroblasts, endothelial cells, osteoblasts and others, and is an important component of the anti-viral response, stimulating both macrophages and natural killer (NK) cells.

HCV infection causes chronic inflammation in the liver. In a majority of patients, HCV infection can persist for decades and eventually lead to cirrhosis, liver failure and liver cancer. HCV infection represents a significant medical problem worldwide. According to the World Health Organization, HCV is responsible for up to 76% of all liver cancer cases and two thirds of all liver transplants in the developed world. The U.S. Centers for Disease Control, or CDC, estimates that approximately 4.1 million people in the United States, or 1.6% of the U.S. population, have been infected with HCV, 3.2 million of whom are chronically infected with HCV and at risk of developing liver cirrhosis or liver cancer. The World Health Organization estimates that approximately 180 million people, or 3% of the world’s population, are infected with HCV worldwide, 130 million of whom are chronic HCV carriers. The World Health Organization also estimates that three to four million persons are newly infected each year, 70% of whom will develop chronic hepatitis.

Currently, there is no vaccine available to prevent HCV infection. The standard treatment for HCV infection is a combination of pegylated interferon and ribavirin, a small molecule. Approximately 50% of patients infected with HCV genotype I, the most common HCV genotype in the United States, fail to show a long-term sustained response to the standard treatment. As a result, we believe that new safe and effective treatment options for HCV infection are needed. We are working in collaboration with our partner, Roche, to develop a potentially superior next-generation interferon alpha product that is more effective at treating HCV infection. Using our proprietary MolecularBreeding directed molecular evolution platform and other technologies, we have created novel interferon alpha variants that we believe may have improved clinical properties as compared to current alpha interferon products. The lead novel interferon alpha molecules have been pegylated to obtain the desired biological half-life and dosing convenience of currently approved interferon alpha products.

Although various third parties are currently developing small molecules intended for the treatment of HCV infection, we believe that interferon alpha will remain an important product in the treatment of HCV in combination with small molecules. In addition, we believe that our pegylated MAXY-alpha product candidate may have the potential to treat a larger percentage of the 40% to 50% of HCV patients who are not effectively treated with existing drugs.

Market Opportunity.  Based on currently available market data, worldwide sales of drugs for the treatment of HCV, including pegylated interferon alpha and ribavirin, were approximately $3.0 billion in 2006. Sales of HCV drugs are expected to grow due to improved market penetration through improvements in therapies, increased awareness and improved diagnosis rates.

Development Status.  In 2003, we entered into a broad strategic alliance with Roche, a market leader in interferon alpha therapies, to develop novel improved interferon alpha and beta products for HCV and HBV infections and a wide range of other indications. See “Our Strategic Collaborations — Roche — MAXY-alpha.” Roche initiated a Phase Ia clinical trial in New Zealand for our lead MAXY-alpha product candidate at the end of 2006 and has informed us that they plan to commence a Phase Ib clinical trial for MAXY-alpha in 2007.

Outside the areas of the treatment of HCV and HBV infections, we retain the right to develop novel interferon alpha product candidates specifically tailored for other indications, including infectious diseases, oncology, inflammatory diseases and autoimmune diseases.

MAXY-VII

Our MAXY-VII product candidates are designed to be superior next-generation factor VII products to treat uncontrolled bleeding in emergency situations, such as trauma, intracerebral hemorrhage, or ICH, certain surgeries and other acute indications. Factor VII is a natural protein with a pivotal role in blood coagulation and clotting. Blood clotting factors, such as factors VII, VIII and IX, have been used for many years to control bleeding episodes.

The CDC estimates that 160,000 deaths occur in the United States each year as a direct result of trauma (injury), and cite unintentional trauma as the leading cause of death for people under age 45. Uncontrolled bleeding is believed to account for approximately half of all trauma-related deaths that occur within the first 48 hours after injury. There is currently no effective medical therapy for uncontrolled bleeding other than physical interventions, such as surgery and blood transfusions.

NovoSeven, a recombinant human factor VII product of Novo Nordisk A/S approved in the United States and Europe for the treatment of hemophilia, is the only factor VII product currently approved for any indication. Our MAXY-VII product candidates have been designed to deliver improved efficacy, a longer circulating half-life and an overall improved therapeutic index compared to NovoSeven. Studies in pre-clinical animal models have demonstrated that MAXY-VII may be more effective than NovoSeven at treating uncontrolled bleeding.

Novo Nordisk A/S has been conducting clinical trials of NovoSeven for acute indications, including ICH and trauma. In February 2007, Novo Nordisk A/S announced that NovoSeven missed the primary endpoint of improvement in mortality and severe disability at day 90 in a Phase III clinical trial to treat ICH and that it will not seek regulatory approval of NovoSeven for the treatment of this indication. Novo Nordisk A/S is currently conducting clinical trials of NovoSeven for trauma and other acute bleeding indications.

Market Opportunity.  NovoSeven is currently approved in the United States and Europe only for the treatment of hemophilia patients who have become resistant to factor VIII therapy due to the development of antibodies. Sales of NovoSeven in 2006 were approximately $980 million. The use of recombinant factor VII-based products for the treatment of new indications, such as severe bleeding in trauma, surgery and ICH, are forecasted to represent significant market opportunities for next-generation recombinant factor VII products. Analysts have estimated that the immediate market for an approved factor-VII based therapy for ICH alone could be as large as $500 million annually.

Development Status.  In December 2005, we entered into a co-development and commercialization agreement with Roche relating to the development and commercialization of our portfolio of next-generation recombinant factor VII products for multiple indications. See “Our Strategic Collaborations — Roche — MAXY-VII.” In 2006, we achieved a manufacturing process development milestone in our MAXY-VII program and received a $5 million milestone payment from Roche. On March 13, 2007, we received notice from Roche that Roche has elected to terminate this agreement, effective April 12, 2007, due to the inability of the parties to establish an animal model intended to provide pre-clinical de-risking of the program.

In light of Roche’s notice to us regarding the termination of the co-development and commercialization agreement for our MAXY-VII product candidates, and the recent announcement by Novo Nordisk A/S regarding the results of its clinical trials of NovoSeven for ICH, we are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications and hemophilia.

We have retained all rights for the development and commercialization of factor VII products for hemophilia and, as of April 12, 2007, the effective date of the termination of our co-development and commercialization agreement with Roche, all other rights to our MAXY-VII variants will revert to us.

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

Our MAXY-gamma product candidates are designed to have improved efficacy and a less-frequent dosing regimen over Actimmune, the currently marketed interferon gamma product of InterMune, Inc., or InterMune. Actimmune is marketed for the treatment of severe, malignant osteopetrosis and chronic granulomatous disease (CGD) and, until recently, was being developed by InterMune for the treatment of IPF.

Market Opportunity.  We believe that the development of a next-generation version of interferon gamma to treat IPF may represent a significant market opportunity.

Development Status.  We have established a collaboration with InterMune in which InterMune has an exclusive license to develop and market our MAXY-gamma product candidates for all human therapeutic indications. See “Our Strategic Collaborations — InterMune — MAXY-gamma.” InterMune has not informed us whether it intends to continue to advance these product candidates into clinical development during 2007. In March 2007, InterMune announced that it was discontinuing development of Actimmune for IPF. If InterMune elects to cease development of our MAXY-gamma product candidates, all rights to our MAXY-gamma product candidates would revert back to us.

Other Assets and Areas of Research

In addition to our development stage product candidates, we have other earlier stage programs in pre-clinical research, and assets outside of our core business, including vaccine research and investments in other biotechnology companies.

Vaccines

We believe that our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. We currently have an active program to advance the research for development of a preventative HIV vaccine. Our vaccine research program is being funded by research grants from the National Institutes of Health, or NIH, and the U.S. Department of Defense. In 2005, the NIH awarded us two competitive grants, including $11.7 million over approximately five years as part of the HIV Research and Development, or HIVRAD, program, and a Phase I grant from the NIH Small Business Innovation Research, or SBIR, program. We were also awarded a one-year contract of $2.4 million in 2005 from the Department of Defense for HIV vaccine discovery. In 2006, as part of the SBIR program, the NIH awarded us two additional grants totaling $500,000 as part of the HIV research program and one grant totaling $1.0 million over two years for work on vaccines for equine encephalitis.

The HIVRAD grant provides funds for the use of our MolecularBreeding directed evolution platform to generate novel HIV-1 antigens potentially capable of inducing broad antibody responses to multiple strains of the HIV-1 virus. Three of the SBIR awards fund investigations into the effect on immunogenicity of secondary modifications to a specific HIV-1 envelope protein and one of the SBIR awards granted in 2006, totaling $1.0 million over two years, will fund research on the development of vaccines for equine encephalitis. The grant from the Department of Defense will fund work to develop a high-throughput HIV vaccine screening platform. We are currently working in collaboration with Monogram Biosciences, Inc., Aldevron LLC and the Scripps Research Institute with respect to these government-funded projects.

Investment in Codexis, Inc.

We have a minority investment in Codexis, Inc., or Codexis, a biotechnology company focused on developing innovative biotechnology-based solutions for improving the manufacture of existing small molecule pharmaceutical products. We formed Codexis in January 2002 as a wholly-owned subsidiary to operate our former chemicals business. Our voting rights in Codexis were reduced below 50% in the first quarter of 2005 and, as a result, Codexis is no longer consolidated in our financial statements. In 2006, we expanded the scope of exclusive licenses previously granted to Codexis, Inc. to our MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels, in exchange for the right to receive a percentage of revenues received by Codexis for the sale of energy products and the use of processes in the energy field. As of December 31, 2006, our ownership in Codexis was approximately 32%, based upon the voting rights of the issued and outstanding shares of the common and preferred stock of Codexis. We are not obligated to fund the operations or other capital requirements of Codexis. For more information regarding our investment in Codexis, see Note 1 of the Notes to Consolidated Financial Statements.

Investment in Avidia Inc.

In July 2003, we established Avidia, Inc. (formerly Avidia Research Institute), or Avidia, a biotechnology company focused on developing a new class of therapeutic peptides for the treatment of serious medical conditions in the areas of autoimmunity, inflammation and oncology, together with a third-party investor. Avidia was formed as a spin-out of Maxygen to focus on the development of a new class of subunit proteins as therapeutic products. We also received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings of Avidia. On October 24, 2006, Amgen Inc. completed the acquisition of Avidia. As a result of the acquisition, we received approximately $17.8 million in cash in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained exclusive and non-exclusive rights to use certain Avidia technology to develop and commercialize products directed to certain specific targets. For more information regarding the sale of our investment in Avidia, see Note 13 of the Notes to Consolidated Financial Statements.

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

The MolecularBreeding Directed Evolution Process

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

We have access to multiple sources of genetic starting material. In addition to the wealth of publicly available genetic sequence information, we are typically able to access our collaborators’ proprietary genes for use outside their specific fields of interest. Furthermore, we are able to inexpensively obtain our own genetic starting material or information, either through our own in-house efforts or through collaborations with third parties. This information and such materials when coupled with our DNAShuffling recombination technologies, can provide a virtually infinite amount of new, proprietary gene variants some of which may have potential commercial value.

Other Technologies

In addition to our proprietary MolecularBreeding directed evolution platform, we have acquired capabilities with regard to several complementary technologies potentially useful for the development of protein-based pharmaceuticals. Two examples of the tools that we use to post-translationally modify protein drugs are pegylation and glycosylation technologies. Over the last few years, glycosylation and pegylation have been validated technically and commercially through the successes of drugs, such as the pegylated interferons (Pegasys and PEG-Intron) and Aranesp, a hyper-glycosylated erythropoeitin. These post-translational modifications of proteins have been demonstrated to change the pharmacokinetics and pharmacodynamics of certain protein drugs. In addition these modifications can change the solubility, bioavailability and immunogencity profile of protein drugs.

Our Strategic Collaborations

Roche

MAXY-alpha.  In May 2003, we established a broad alliance with Roche to develop our MAXY-alpha product candidates for a wide range of indications. Roche exclusively licensed from us worldwide commercialization rights to specific novel interferon product candidates for the treatment of HCV and HBV infections. We received an initial payment and full research and development funding for the first two years of the collaboration. In addition, we are eligible to receive milestone payments based on the achievement of certain development milestones, royalties based on product sales, and option fees. This agreement also provides us and Roche with the option to expand the collaboration to develop other novel interferon alpha and beta products specifically tailored for indications outside of HCV and HBV infections, including oncology, autoimmune diseases, inflammatory diseases, and other infectious diseases, such as HIV. We retain the right to develop such products, while Roche may elect to acquire worldwide license and commercialization rights to these product candidates on pre-agreed terms. We have the option to co-fund development in the United States of any product to which Roche acquires a license in exchange for profit sharing or an increased royalty rate. The funded research term of this collaboration ended in December 2005. In November 2006, Roche initiated a Phase Ia clinical trial in New Zealand to evaluate our MAXY-alpha product candidates and we received a $2 million milestone payment from Roche. Roche has informed us that they plan to commence a Phase Ib clinical trial for MAXY-alpha in 2007.

MAXY-VII.  In December 2005, we established an alliance with Roche to co-develop our MAXY-VII product candidates for the treatment of uncontrolled bleeding in multiple indications, including trauma and intracerebral hemorrhage. We received an up-front fee of $8 million from Roche and, in 2006, we received a $5 million milestone payment from Roche for our achievement of a manufacturing process development milestone. On March 13, 2007, we received notice from Roche that Roche will terminate this agreement, effective April 12, 2007, due to the inability of the parties to establish an animal model intended to provide pre-clinical de-risking of the program. In light of Roche’s notice to us regarding the termination of the co-development and commercialization agreement for our MAXY-VII product candidates, and the recent announcement by Novo Nordisk A/S regarding the results of its clinical trials of NovoSeven for ICH, we are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications and hemophilia. We retained all rights for development and commercialization for next-generation novel recombinant factor VII products for the treatment of hemophilia and, as of April 12, 2007, the effective date of the termination of our co-development and commercialization agreement with Roche, all other rights to our MAXY-VII variants will revert to us.

InterMune

MAXY-gamma.  In October 2001, we entered into a license and collaboration agreement with InterMune to develop and commercialize our novel, next-generation interferon gamma products. Under the terms of this agreement, InterMune has exclusive rights to develop the next-generation interferon gamma products created by us, and retains exclusive worldwide commercialization rights for all human therapeutic indications. We received up-front license fees and full research funding during the research phase of the collaboration, which was completed in June 2004. We remain eligible to receive development and commercialization milestone payments that could exceed $60 million, in addition to royalties on product sales. InterMune has not informed us whether it intends to continue to advance these product candidates into clinical development during 2007. In March 2007, InterMune announced that it was discontinuing development of Actimmune for IPF. If InterMune elects to cease development of our MAXY-gamma product candidates, all rights to our MAXY-gamma product candidates would revert back to us.

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

We have an extensive patent portfolio including over 80 issued U.S. patents and over 50 foreign patents relating to our proprietary MolecularBreeding directed evolution platform. Counterpart applications of the U.S. patents are pending in other major industrialized countries. Additionally, we have over 20 pending U.S. patent applications and over 100 pending foreign and international counterpart applications relating to our MolecularBreeding directed evolution platform and specialized screening technologies, and the application of these technologies to the development of protein pharmaceuticals and other industries, including agriculture, vaccines, gene therapy and chemicals.

Our expanding patent estate provides us with an increasingly broad and unique platform from which to create and potentially improve protein-based therapeutic products. Patents owned by us or for which we have exclusive licenses cover a broad range of activities surrounding recombination-based directed molecular evolution including:

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

In addition to the patents that we own directly, we have also exclusively licensed patent rights and technology for specific uses from Novozymes A/S, the California Institute of Technology, the University of Washington, GGMJ Technologies, L.L.C. and the University of Minnesota. These licenses give us rights to an additional 21 issued U.S. patents, 13 granted foreign patents and over 30 pending U.S. and foreign counterpart applications.

We have also received from Affymax (when it was a subsidiary of what is now GlaxoSmithKline plc) a worldwide, non-exclusive license to certain Affymax patent applications and patents related to technology for displaying multiple diverse proteins on the surface of bacterial viruses.

As part of our confidentiality and trade secret protection procedures, we enter into confidentiality agreements with our employees, consultants and potential collaborative partners. Despite these precautions, third parties or former employees could obtain and use information regarding our technologies without authorization, or develop similar technology independently. It is difficult for us to monitor unauthorized use of our proprietary methods and information. Effective protection of intellectual property rights is also unavailable or limited in some foreign countries. The efforts that we take to protect our proprietary information and rights may be inadequate to protect such information and rights. Our competitors could independently develop similar technology or design around any patents or other intellectual property rights we hold.

In July 2005, our European Patent 0752008, covering our first generation directed molecular evolution technologies, was the subject of an opposition proceeding before the European Patent Office. All claims of the patent were upheld as valid with minor amendments. In October 2005, the Australian Patent Office found, in an opposition proceeding regarding our Australian patent application No. 703264 that corresponds to European Patent 0752008, 89 of our claims to be patentable as presented. In February 2006, our European Patent 0876509, covering one embodiment of our second-generation directed molecular evolution technologies, was the subject of an opposition proceeding before the European Patent Office. The opposition board revoked the patent on the grounds of lack of inventive step. We have appealed this decision to the appeals board of the European Patent Office. The decision of the appeals board will likely be issued in 2008.

Product Patents

Our patent portfolio consists of the following issued patents and pending patent applications for each of our primary product candidates:

•	For our MAXY-G34 product candidates, we have three U.S. patents, 16 pending U.S. applications, six foreign patents and 30 pending foreign or international applications.

•	For our MAXY-alpha product candidates, we have 20 pending U.S. applications and 47 pending foreign or international applications. Certain of these applications are jointly held by us and our collaborative partner, Roche.

•	For our MAXY-VII product candidates, we have one U.S. patent, 21 pending U.S. applications, three foreign patents and 40 pending foreign or international applications. We also have exclusive licenses to two U.S. patents, ten pending U.S. applications and four pending foreign or international applications.

•	For our MAXY-gamma product candidates, we have two U.S. patents, six pending U.S. applications, six foreign patents and 37 pending foreign or international applications.

Manufacturing

We rely on third party manufacturers and collaborators to produce our compounds for clinical purposes and may do so for commercial production of any drug candidates that are approved for marketing. We have established agreements with Rentschler Biotechnologie GmbH, or Rentschler, in Germany for the manufacture of supplies of our MAXY-G34 product candidates for Phase I and II clinical trials and for the manufacture of supplies of our MAXY-VII product candidates for pre-clinical studies and Phase I and II clinical trials.

We believe that our current contract manufacturing agreement with Rentschler will be sufficient to accommodate clinical trials of our MAXY-G34 product candidates through Phase I and II clinical trials. However, we will need to secure additional manufacturing arrangements with contract manufacturers or develop our own manufacturing capability to meet our future needs, which would require significant capital investment.

Competition

Any products that we develop will compete in highly competitive markets. We face competition from large pharmaceutical and biopharmaceutical companies, such as Eli Lilly and Company, Pfizer, Inc., Genentech, Inc., Novo Nordisk A/S, Schering-Plough Corporation and Amgen Inc., and from smaller biotechnology companies, such as Human Genome Sciences, Inc., Neose Technologies, Inc., Zymogenetics, Inc. and InterMune, Inc. In the vaccines field, we face competition from biotechnology companies, such as Corixa Corporation (now a subsidiary of GlaxoSmithKline plc) and Vical Corporation, as well as large pharmaceutical companies, including GlaxoSmithKline plc, Sanofi-Aventis, Novartis AG, Pfizer Inc. and Merck & Co., Inc.

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

Research and Development Expenses

The majority of our operating expenses to date have been related to research and development. Our research and development expenses from continuing operations were $49.1 million in 2006, $41.9 million in 2005 and $53.6 million in 2004 (including research and development expenses attributable to Codexis in 2004 and 2005). Additional information required by this item is incorporated herein by reference to “Research and Development Expenses” in Note 1 of the Notes to Consolidated Financial Statements. We intend to maintain our strong commitment to research and development as an essential component of our product development effort. We may also license technology or products developed by third parties to obtain access to additional potential products.

Geographic Distribution

We have operations in two geographic locations, the United States and Denmark. In addition, certain of our collaborators are based outside the United States. Additional information required by this item is incorporated herein by reference to “Segment Information — Geographic Information” in Note 12 of the Notes to Consolidated Financial Statements.

Segment Reporting

We operate our business in one segment, human therapeutics. Prior to February 28, 2005, the date on which Codexis ceased to be our consolidated subsidiary, we operated our business in two segments, human therapeutics and chemicals. Additional information required by this item is incorporated herein by reference to “Segment Information” in Note 12 of the Notes to Consolidated Financial Statements.

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

The time required for completing testing and obtaining approvals of our product candidates is uncertain but will take several years and approvals will only be obtained if our product candidates are shown to be safe and efficacious in clinical trials. Any delay in testing may hinder product development. In addition, we may encounter delays in product development or rejections of product applications due to changes in FDA or foreign regulatory policies during the period of product development and testing. Failure to comply with regulatory requirements may subject us to, among other things, civil penalties and criminal prosecution; restrictions on product development and production; suspension, delay or withdrawal of approvals; and the seizure or recall of products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate statutes and regulations requires the expenditure of substantial resources. Any delay or failure, by us or our corporate partners, to obtain regulatory approvals could adversely affect our ability to commercialize product candidates, receive milestone and royalty payments and generate sales revenue.

Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three sequential phases, which may overlap.

•	Phase I: Studies are conducted on normal, healthy human volunteers to determine safety, dosage tolerance, absorption, metabolism, distribution and excretion. If possible, Phase I studies may also be designed to gain early evidence of effectiveness.

•	Phase II: Studies are conducted on small groups of patients afflicted with a specific disease to determine dosage tolerance and optimal dosage, to gain preliminary evidence of efficacy, and to determine the common short-term side effects and risks associated with the substance being tested.

•	Phase III: Involves large-scale studies conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for physician labeling.

In 2006, Phase I clinical trials were initiated for our lead MAXY-G34 and MAXY-alpha product candidates. To date, neither we nor our corporate collaborators have successfully completed clinical trials for any of our product candidates. If we or our corporate collaborators are unable to continue or successfully complete clinical trials of MAXY-G34, MAXY-alpha or any of our other product candidates, or decide not to continue clinical trials for a particular indication, we will not be able to seek or obtain regulatory approval for commercialization of the applicable product candidate for the relevant indication.

Phase I, Phase II or Phase III clinical testing may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, an institutional review board, the FDA or other regulatory bodies may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

FDA marketing approval is only applicable in the United States. Marketing approval in foreign countries is subject to the regulations of those countries. The approval procedures vary among countries and can involve additional testing. The requirements for approval and the time required to obtain approval may differ from that required for FDA approval.

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

Employees

As of January 31, 2007, we had 151 employees, 50 of whom hold Ph.D., Ph.D. equivalent or M.D. degrees and 101 of whom were engaged in full-time research and development activities. We plan to expand our corporate development programs and hire additional staff if additional corporate collaborations are established or if existing corporate collaborations are expanded. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

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

Over the past several years, we have shifted our primary focus to the development of next-generation protein pharmaceuticals. Accordingly, in 2004, we sold Verdia to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. Codexis received financing from third party investors and operated as independent subsidiary beginning in September 2002 and, in February 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate Codexis in our financial statements and instead reflect our investment in Codexis under the equity method of accounting.

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

We have incurred losses since our inception, including losses from continuing operations of $16.5 million, $35.1 million and $49.1 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit of $220.7 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

The development of human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials or in clinical trials. Most products that commence clinical trials do not result in a marketed product. In addition, due to the nature of human therapeutic research and development, the expected timing of product development, initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. This uncertainty may result in research delays, clinical trial delays and failures, product candidate failures, even for products that appear promising in earlier clinical trials, and delays in regulatory action or approval. Such delays and failures could reduce or eliminate our revenue by delaying or terminating the potential development and commercialization of our product candidates and could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.

We design our product candidates to confer what we believe will be improved biological properties as compared to one or more currently marketed products. As a result, our product candidates differ from currently marketed drugs in ways that we expect will be beneficial. However, the impact of the modifications that we make in our product candidates may not be fully apparent in pre-clinical testing and may only be discovered in clinical testing. Such altered properties may render a product candidate unsuitable or less beneficial than expected for one or more diseases or medical conditions of possible interest or make the product candidate unsuitable for further development. This may lead to the redirection of the development strategy for a product candidate, which could lead to substantial delays, increased development costs, and reduction in market potential of a product to the extent that it ultimately obtains regulatory approval. This also could result in the termination of the development of the affected product candidate. In either case, such results could adversely affect our business.

For example, in regards to our MAXY-VII product candidates, we are seeking to develop such products for several acute indications. To date, no factor VII-based product has been approved by any regulatory agency for such indications and it is not certain that any such products can be shown to be safe or efficacious for the treatment or prevention of such indications. Moreover, the available animal bleeding models have so far proven to be unsuitable for assessing our potential products for such acute indications, increasing the risk that animal models may not provide accurate or meaningful data as to the suitability or advantages of our potential products as treatments for the diseases or medical conditions of interest. On March 13, 2007, we received notice from Roche that it has elected to terminate its collaboration agreement with us relating to the co-development and commercialization of our MAXY-VII product candidates for these indications due to the inability of the parties to establish an animal bleeding model intended to provide pre-clinical de-risking of the program. In a related development, Novo Nordisk A/S recently announced that NovoSeven missed the primary endpoint of improvement in mortality and severe disability at day 90 in a Phase III clinical trial to treat ICH and that it will not seek regulatory approval of NovoSeven for the treatment of this indication.

Accordingly, we, or our collaborators, may determine that certain pre-clinical or clinical product candidates or programs do not have sufficient potential to warrant further advancement for a particular indication or any indications and may elect to terminate our programs for such indications or product candidates at any time. If we terminate a pre-clinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. The failure of our MAXY-G34 or MAXY-alpha product candidates in clinical development could have a significant adverse material impact on us. Termination of such programs could also cause the price of our stock to drop significantly.

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

A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues fluctuate unexpectedly due to unexpected expiration of research contracts or government research grants, failure to obtain anticipated new contracts or other factors, we may not be able to immediately reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

We expect that substantially all of our revenue for the foreseeable future will result from our government grants. We currently have a collaboration agreement with Roche for our MAXY-VII product candidates that will terminate on April 12, 2007, and five government grants that are expected to generate revenue in 2007. If the government grants are terminated and we are unable to enter into new collaboration agreements, our revenues, financial position and results of operations would be materially adversely affected.

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

Even if we receive regulatory approval, the approved label for a product may entail limitations on the indicated uses for which we can market a product. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review, and discovery of previously unknown problems or side effects associated with an approved product or the discovery of previously unknown problems with the manufacturer may result in restrictions on the product, the manufacturer or the manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.

Our current and future product candidates could take a long time to gain regulatory approval, or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In August 2006, we initiated a Phase I clinical trial in the United States for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia. This clinical trial involves a double-blind placebo controlled dose escalation study in healthy volunteers. In November 2006, Roche initiated a Phase Ia clinical trial in New Zealand for our lead MAXY-alpha product candidate for the treatment of Hepatitis C virus infection. Thus, our most advanced product candidates are now only in the early stages of clinical trials.

Although both MAXY-G34 and MAXY-alpha have demonstrated properties in pre-clinical testing indicating that they may have advantages as compared to currently marketed drugs, the results from pre-clinical testing in vitro and animal models, as well as early, small scale clinical trials often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. There are no assurances that clinical trials of any of our current or future product candidates will produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.

In addition, the timing of the commencement, continuation and completion of clinical trials may be subject to significant delays, or a clinical trial may be suspended or delayed by us, our collaborators, the FDA or other foreign governmental agencies for various reasons, including:

•	deficiencies in the conduct of the clinical trials;

•	negative or inconclusive results from the clinical trials that necessitate additional clinical studies;

•	difficulties or delays in identifying and enrolling patients who meet trial eligibility criteria;

•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•	inadequate supply or deficient quality of product candidate materials necessary for the conduct of the clinical trials;

•	the occurrence of unacceptable toxicities or unforeseen adverse side effects, especially as compared to currently approved drugs intended to treat the same indications;

•	our lack of financial resources to continue the development of a product candidate;

•	future legislation or administrative action or changes in FDA policy or the policy of foreign regulatory agencies during the period of product development, clinical trials and FDA regulatory review; or

•	other reasons that are internal to the businesses of our collaborative partners, which they may not share with us.

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

As a result of these risks and other factors, we and/or our collaborators may conduct lengthy and expensive clinical trials of MAXY-G34, MAXY-alpha or our other current or future product candidates, only to learn that a product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval, does not offer therapeutic or other improvements compared to other marketed drugs, has unforeseen adverse side effects or does not otherwise demonstrate sufficient potential to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our product candidates could severely harm our business.

Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks.

We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of any clinical trials and any commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards or other regulatory requirements to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for pre-clinical and clinical purposes. If our third party manufacturers are unable to manufacture pre-clinical or clinical supplies in a timely manner, or are unable or unwilling to satisfy our needs or FDA or other regulatory requirements, it could delay clinical trials, regulatory submissions and commercialization of our potential products, entail higher costs and possibly result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into pre-clinical or clinical trials, delay or prevent us from achieving development milestones under our collaborative agreements or result in the termination of development of particular product candidates, adversely affecting our revenues and product development timetable, which in turn could adversely affect our stock price.

There are a limited number of contract manufacturers that are suitable for the manufacture of protein pharmaceuticals in compliance with current Good Manufacturing Practices (GMP) requirements and there is often limited access to such facilities. If we are unable to enter into agreements with qualified manufacturers that will provide us with our product candidates in a timely manner and at an acceptable cost, our business will be adversely affected.

In addition, failure of any third party manufacturers or us to comply with applicable regulations, including pre- or post-approval inspections and the current GMP requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our product candidates present many risks, including, but not limited to, the following:

•	before we can obtain approval of any of our products or product candidates for the treatment of a particular disease or condition, we must demonstrate to the satisfaction of the FDA and other governmental authorities that the drug manufactured for commercial use is comparable to the drug manufactured for clinical trials and that the manufacturing facility complies with applicable laws and regulations;

•	it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	failure to comply with strictly enforced GMP regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.

Any of these factors could delay any clinical trials, regulatory submissions or commercialization of our product candidates, entail higher costs and result in our being unable to effectively sell any products.

If our collaborations are not successful, we may not be able to effectively develop and market some of our products.

Since we do not currently possess the resources necessary to develop and commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we generally seek to enter into collaborative arrangements to develop and commercialize potential products. We have entered into collaborative agreements with other companies to fund the development of new product candidates for specific indications. These contracts generally expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our revenues will be reduced and our potential products may not be commercialized.

We have limited or no control over the resources that any collaborator may devote to the development and commercialization of our potential products. Our collaborators may elect not to develop potential products arising out of our collaborative arrangements or not to devote sufficient resources to the development, manufacture, marketing or sale of these products. Further, any of our present or future collaborators may not perform their obligations as expected. These collaborators may delay such development or commercialization, terminate their agreement with us, or breach or otherwise fail to conduct their collaborative activities successfully and in a timely manner. If any of these events occur, we may not be able to develop or commercialize our potential products.

For example, on March 13, 2007, we received written notice from Roche that it has elected to terminate its agreement with us relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications. This termination by Roche was due to the inability of the parties to establish an animal model intended to provide pre-clinical de-risking of the program. We are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications and hemophilia. However, the termination of this agreement by Roche may make it more difficult or impossible for us to enter into an agreement with another third party for the development or commercialization of our MAXY-VII product candidates. If we are unable to enter into new collaboration agreements, we may elect to discontinue further development of these product candidates.

We are also party to an agreement with Roche for the development and commercialization of our MAXY-alpha product candidates. If Roche fails to perform its obligations under this agreement or seeks to materially amend or terminate this agreement, our prospects, including our ability to develop our MAXY-alpha product candidates, and our financial results could be materially adversely affected.

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

Certain of our collaborators currently market products intended to treat these medical conditions that our product candidates are planned to be used to treat, and could become our competitors in the future. For example, our collaborators could develop and commercialize competing products, fail to rapidly develop our product candidates, fail to obtain timely regulatory approvals for product commercialization, terminate their agreements with us prematurely, or fail to devote sufficient resources to allow the development and commercialization of our products. Any of these circumstances could harm our product development efforts.

In some cases, our collaborators already market a similar product that could be competitive with the product(s) that we are collaborating with them on for an improved version, and could conduct their operations in a manner that discriminates against the product that we developed.

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

Our ability to develop products depends in part on not infringing patents or other proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies and products. In particular, others have obtained patents and have filed, and in the future are likely to file, patent applications that may issue as patents that cover genes or gene fragments or corresponding proteins or peptides that we may wish to utilize to develop, manufacture and commercialize our product candidates. There are often multiple patents owned by third parties that cover particular proteins and related nucleic acids that are of interest to us in the development of our product candidates. To the extent these patents cover methods or compositions that we wish to use in developing, manufacturing or commercializing our product candidates, we would need to obtain a license from the proprietor of the relevant patent rights, which may not be available to us on acceptable terms, if at all.

Third parties may assert that we are employing their proprietary technology without authorization. In particular, our efforts to develop improved, next-generation protein pharmaceuticals could lead to allegations of patent infringement by the parties that hold patents covering other versions of such proteins or methods of making and using such proteins. In addition, third parties that do not have patents that currently cover our activities may obtain such patents in the future and then claim that our activities or product candidates infringe these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products. In addition, in the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products, or be required to cease commercializing affected products.

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

We are continuing our efforts to contain costs and continue to believe strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. However, we may not be able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues. As a result, we could have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.

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

We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us or our stockholders. If additional funds are not available, we may be forced to delay or terminate research or pre-clinical development programs, clinical trials or the commercialization of products, if any, resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

In addition, if any of our drug candidates are approved for commercial sale, they will need to compete with other products intended to treat the same disease, including the marketed versions of the protein therapeutic drug that we have sought to improve, and possibly including other variant versions of such drug, and generic bioequivalent or biosimilar versions of such drugs and small molecule drugs. Such competition may be intense and lead to price reductions for all forms of a particular therapeutic protein. If we are unable to market and commercialize our product successfully, our business would be adversely affected.

Legislative actions, recent and potential new accounting pronouncements and higher compliance costs are likely to adversely impact our future financial position and results of operations.

Recently adopted or future changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and may adversely affect our reported results of operations. For example, our recent implementation of FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values had a material impact on our consolidated results of operations and net loss per share for the year ended December 31, 2006 and is expected to have a material impact on our results of operations in the future. The continued impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During 2006, the price of our common stock on the Nasdaq Global Market ranged from $6.78 to $10.98. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in pre-clinical development or clinical trials;

•	any material amendment or termination of our collaborative agreements;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•	developments in or challenges relating to patent or other proprietary rights; and

•	sales of our common stock or other securities in the open market.

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

As of December 31, 2006, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 26% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

Item 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2	PROPERTIES

As of March 1, 2007, we leased an aggregate of 56,980 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 28, 2009 and include options to extend for an additional one-year term. We also lease an aggregate of 26,275 square feet of office and laboratory facilities in Horsholm, Denmark. This lease expires on October 31, 2010, but, as of October 31, 2005, may be terminated by us at any time upon six months notice.

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

On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the District Court’s ruling certifying the consolidated cases as class actions. It cannot be determined at this time what effect this ruling will have on the settlement. If the decision by the Court of Appeals is not reversed, it is possible that individual lawsuits may be filed.

If the proposed settlement agreement is not finalized, and an action proceeds against us based on the facts alleged in the above referenced proceeding, we intend to defend the lawsuit vigorously. We believe the lawsuit against us and our officers is without merit. If the outcome of the litigation is adverse to us and if we are required to pay significant damages, our business would be significantly harmed.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “MAXY” since December 16, 1999. During the last two fiscal years, through December 31, 2006, the high and low sale prices for our common stock, as reported on the Nasdaq Global Market, were as follows:

	High	Low

Year ended December 31, 2006
First Quarter	$8.95	$7.45
Second Quarter	8.44	7.01
Third Quarter	8.78	6.78
Fourth Quarter	10.98	7.97
Year ended December 31, 2005
First Quarter	$12.64	$8.15
Second Quarter	8.87	6.49
Third Quarter	9.25	6.85
Fourth Quarter	8.85	6.91

Holders

As of February 28, 2007, there were approximately 234 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Company Stock Price Performance1

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2001 through December 31, 2006 for (i) the Company’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Maxygen, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Total Return Analysis

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Maxygen, Inc.	100.00	43.37	60.50	72.79	42.74	61.30
Nasdaq Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
Nasdaq Biotechnology Index	100.00	62.08	90.27	99.08	111.81	110.06

1 The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of the Company’s filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Collaborative research and development revenue	$24,818	$20,573	$14,333	$11,594	$20,544
Grant revenue	3,879	2,282	1,942	2,907	4,477

Total revenues	28,697	22,855	16,275	14,501	25,021
Operating expenses:
Research and development	54,328	45,949	53,586	41,904	49,130
General and administrative	12,381	11,831	14,435	13,221	17,559
Amortization of goodwill and other intangible assets	1,144	698	—	—	—

Total operating expenses	67,853	58,478	68,021	55,125	66,689

Loss from operations	(39,156)	(35,623)	(51,746)	(40,624)	(41,668)
Interest income and other income (expense), net	7,981	5,253	4,055	5,572	8,524
Equity in net loss of minority investee	—	(500)	(1,395)	—	(1,000)
Gain on sale of equity investment(1)	—	—	—	—	17,662

Loss from continuing operations	(31,175)	(30,870)	(49,086)	(35,052)	(16,482)
Discontinued operations:
Loss from discontinued operations	(2,771)	(1,586)	(2,769)	—	—
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	—	61,197	—	—

Income (loss) from discontinued operations	(2,771)	(1,586)	58,428	—	—
Cumulative effect adjustment(2)	—	—	—	16,616	—

Net income (loss)	(33,946)	(32,456)	9,342	(18,436)	(16,482)
Subsidiary preferred stock accretion	—	(1,279)	(1,000)	(167)	—

Income (loss) applicable to common stockholders	$(33,946)	$(33,735)	$8,342	$(18,603)	$(16,482)

Basic and diluted income (loss) per share:
Continuing operations	$(0.93)	$(0.89)	$(1.40)	$(0.98)	$(0.46)
Discontinued operations	$(0.08)	$(0.05)	$1.66	$—	$—
Cumulative effect adjustment	$—	$—	$—	$0.46	$—
Applicable to common stockholders	$(1.01)	$(0.98)	$0.24	$(0.52)	$(0.46)
Shares used in basic and diluted per share calculations	33,582	34,519	35,176	35,765	36,046

(1)	The gain on sale of equity investment in the year ended December 31, 2006 resulted from the net gain on the disposal of our investment in Avidia (see Note 1 of Notes to Consolidated Financial Statements).

(2)	The cumulative effect adjustment in the year ended December 31, 2005 resulted from the deconsolidation of Codexis, Inc. as of February 28, 2005 (see Note 1 of Notes to Consolidated Financial Statements).

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$219,138	$191,868	$232,893	$188,323	$182,876
Working capital	209,712	115,724	211,999	152,230	175,356
Total assets	269,764	234,069	263,105	214,523	205,647
Non-current portion of equipment financing	55	—	1,751	—	—
Minority interest	20,000	21,210	32,180	—	—
Accumulated deficit	(162,672)	(195,128)	(185,786)	(204,222)	(220,704)
Total stockholders’ equity	229,199	198,224	211,341	197,344	189,799

QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share data)
	(Unaudited)

2006
Collaborative research and development revenue	$4,067	$7,950	$3,201	$5,326
Grant revenue	898	1,355	1,040	1,184
Total revenues	4,965	9,305	4,241	6,510
Operating expenses:
Research and development	13,262	10,212	12,020	13,636
General and administrative	4,318	4,065	4,547	4,629

Total operating expenses	17,580	14,277	16,567	18,265

Loss from operations	(12,615)	(4,972)	(12,326)	(11,755)
Interest income and other income (expense), net	1,893	1,931	2,267	2,433
Equity in net loss of minority investee	—	(342)	(658)	—
Gain on sale of equity investment(1)	—	—	—	17,662

Income(loss) applicable to common stockholders	$(10,722)	$(3,383)	$(10,717)	$8,340

Basic and diluted income (loss) per share:
Applicable to common stockholders	$(0.30)	$(0.09)	$(0.30)	$0.23
Shares used in basic and diluted per share calculations	35,973	36,024	36,078	36,109

(1)	The gain on sale of equity investment in the year ended December 31, 2006 resulted from the net gain on the disposal of our investment in Avidia (see Note 1 of Notes to Consolidated Financial Statements).

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share data)

2005(1)
Collaborative research and development revenue	$4,957	$1,446	$106	$5,085
Grant revenue	592	500	629	1,186

Total revenues	5,549	1,946	735	6,271
Operating expenses:
Research and development	11,184	9,920	9,986	10,814
General and administrative	3,775	3,372	2,997	3,077

Total operating expenses	14,959	13,292	12,983	13,891

Loss from operations	(9,410)	(11,346)	(12,248)	(7,620)
Interest income and other income (expense), net	672	1,477	1,659	1,764

Loss from continuing operations	(8,738)	(9,869)	(10,589)	(5,856)
Cumulative effect adjustment(2)	16,616	—	—	—

Net income (loss)	7,878	(9,869)	(10,589)	(5,856)
Subsidiary preferred stock accretion	(167)	—	—	—

Income (loss) applicable to common stockholders	$7,711	$(9,869)	$(10,589)	$(5,856)

Basic and diluted income (loss) per share:
Continuing operations	$(0.25)	$(0.28)	$(0.30)	$(0.16)
Cumulative effect adjustment	$0.47	$—	$—	$—
Applicable to common stockholders	$0.22	$(0.28)	$(0.30)	$(0.16)
Shares used in basic and diluted per share calculations	35,658	35,702	35,812	35,888

(1)	Includes the consolidated operations of Codexis, Inc. through February 28, 2005. After that date, we account for Codexis, Inc. under the equity method of accounting.

(2)	The cumulative effect adjustment in the quarter ended March 31, 2005 resulted from the deconsolidation of Codexis, Inc. as of February 28, 2005 (see Note 1 of Notes to Consolidated Financial Statements).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, we have established a focus in human therapeutics, particularly on the development and commercialization of optimized protein pharmaceuticals.

Our business strategy focuses on developing next-generation protein pharmaceuticals that address significant markets, on our own or with collaborative partners. Four of our next-generation product candidates are currently in clinical or pre-clinical development: MAXY-G34, a granulocyte colony stimulating factor, or G-CSF, product for the treatment of neutropenia; MAXY-alpha, an interferon alpha product for the treatment of hepatitis C virus infection and other indications; MAXY-VII, a factor VII product for the treatment of uncontrolled bleeding in trauma, intracerebral hemorrhage and other indications; and MAXY-gamma, an interferon gamma product for the treatment of idiopathic pulmonary fibrosis and other indications.

In August 2006, we initiated a Phase I clinical trial in the United States to evaluate Maxy-G34. In November 2006, F. Hoffman-La Roche Ltd., or Roche, initiated a Phase Ia clinical trial in New Zealand to evaluate MAXY-alpha. We received a $2.0 million milestone payment from Roche in the fourth quarter of 2006 as a result of the commencement of this clinical trial.

On March 13, 2007, we received notice from Roche that Roche will terminate its agreement with us relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications, effective April 12, 2007, due to the inability of the parties to establish an animal model intended to provide pre-clinical de-risking of the program. In light of this development and other factors, we are currently evaluating our plans for the continued development of our MAXY-VII product candidates.

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

We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. Codexis received financing from third party investors and operated as an independent subsidiary beginning in September 2002. In February 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date and instead account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring our investment basis in Codexis to zero as of February 28, 2005. At December 31, 2006, we had an equity interest in Codexis of approximately 32%. We are not obligated to fund the operations or other capital requirements of Codexis.

We established Verdia to focus on the development of processes and products for the agricultural industry. On July 1, 2004, we completed the sale of Verdia to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64.0 million.

In July 2003, we established Avidia Inc. (formerly Avidia Research Institute), or Avidia, together with a third-party investor. Avidia was formed as a spin-out of Maxygen to focus on the development of a new class of subunit proteins as therapeutic products. We also received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings of Avidia. On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. At the time of the acquisition of Avidia by Amgen Inc., our basis in Avidia was zero. As a result of the acquisition, we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained exclusive and non-exclusive rights to use certain Avidia technology to develop and commercialize products directed to certain specific targets.

To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. However, over the past several years, we have strategically shifted our focus to pharmaceutical products and believe this is an important step in building long-term value in our company. Revenues from our research collaboration agreements were $20.5 million, $11.6 million and $14.3 million in 2006, 2005 and 2004, respectively. We expect our revenue to decrease in 2007 compared to 2006, primarily due to the loss of collaborative research and development revenue under our co-development agreement with Roche for our MAXY-VII product candidates, which Roche has elected to terminate, effective April 12, 2007. However, due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as the results of Codexis through February 28, 2005.

We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $182.9 million as of December 31, 2006.

We have incurred significant operating losses from continuing operations since our inception. As of December 31, 2006, our accumulated deficit was $220.7 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses for 2006 were $49.1 million, compared to $41.9 million in 2005 and $53.6 million in 2004 (including $2.5 million and $15.5 million of research and development expenses attributable to Codexis, our former chemicals segment, in 2005 and 2004, respectively). We expect to incur additional operating losses over at least the next several years.

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

Consolidation

The consolidated financial statements presented in this report include the amounts of us and our wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands). For the year ended December 31, 2004 and for the two months ended February 28, 2005, 100% of the results of operations of Codexis are also included, as well as the financial position of Codexis at December 31, 2004.

As of February 28, 2005, primarily as a result of the issuance of Codexis common stock in connection with the acquisition by Codexis of Julich Fine Chemicals GmbH, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date. In accordance with EITF Consensus 96-16, “Investor Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights” and paragraph 1 of ARB No. 51, “Consolidated Financial Statements,” we have included 100% of the net losses of Codexis in the determination of our net loss through February 28, 2005. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” we are accounting for our investment in Codexis under the equity method of accounting after February 28, 2005. We are not obligated to fund the operations or other capital requirements of Codexis. The operations of Verdia, Inc., prior to its sale on July 1, 2004, are reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

On July 15, 2003, we formed Avidia together with a third party investor. Until March 31, 2005, our investment in Avidia was accounted for under the equity method of accounting and our share of its results was recorded to the extent of our accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. After March 31, 2005, our investment in Avidia was accounted for under the cost method of accounting. During the years ended December 31, 2004 and 2005, we had recorded losses equal to our investment basis in Avidia. On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. As a result of the acquisition, we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. For additional information regarding our investment in Avidia, see Notes 1 and 13 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Impairment

In connection with our acquisition of Maxygen ApS in 2000, we allocated $26.2 million to goodwill and other intangible assets. Prior to the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, in 2002, we amortized a portion of the goodwill each year. As of December 31, 2001, the net goodwill balance was $12.2 million. Beginning on January 1, 2002, goodwill is no longer amortized and goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis at least annually whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. In accordance with SFAS 142, we review our long-lived assets (including goodwill) for impairment at least annually based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2004, 2005 or 2006.

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

Source of Revenue and Revenue Recognition Policy

We recognize revenues from research collaboration agreements as earned upon our achievement of the performance requirements of the agreements. Our corporate collaboration agreements generally provide for research funding for a specified number of full-time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, these collaborators may make technology advancement payments that are intended to fund further development of our core technology, as opposed to a defined research program. Such payments are recognized ratably over the related research and development period. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved.

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

Stock-Based Compensation Expense

Beginning on January 1, 2006, we began accounting for stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” or SFAS 123(R), which requires the recognition of the fair value of equity-based compensation. We estimate the fair value of stock options and ESPP shares using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of each award. We estimate expected volatility and future stock price trends based on a combination of historical and implied volatilities. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

We have adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made. Prior to our implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123. Since the exercise price of all options granted was not below the fair market price of the underlying common stock on the grant date, prior to our implementation of SFAS 123(R) we generally recognized no equity-based compensation expense in our condensed consolidated statements of operations. Accordingly, there was no stock-based compensation expense related to employee stock options recognized during 2004 or 2005. See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation” for a further discussion.

Stock-based compensation expense recognized under SFAS 123(R) in the Consolidated Statements of Operations for the year ended December 31, 2006 was $5.7 million related to employee stock options, $914,000 related to consultant stock options and $87,000 related to the ESPP. As a result of its implementation of SFAS 123(R), our net loss for the year ended December 31, 2006 increased by $6.7 million. The implementation of SFAS 123(R) also increased basic and fully diluted loss per share from continuing operations by $0.19 for the year ended December 31, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the year ended December 31, 2006.

In connection with the grant of stock options to employees before our initial public offering, we recorded deferred stock compensation of approximately $2.4 million in 1998 and $19.5 million in 1999 under the provisions of APB 25. These amounts were initially recorded as a component of stockholders’ equity and were amortized as charges to operations over the vesting period of the options using a graded vesting method. We recognized stock compensation expense related to the deferred compensation amortization on these option grants, which relate to research and development expense and general and administrative expense, as shown in the following table (in thousands):

	2004	2005	2006

Research and development	$178	$—	$—
General and administrative	59	—	—

As of December 31, 2004, we had fully amortized to expense all deferred compensation relating to pre-IPO grants of stock options to employees.

In connection with the grant of stock options to consultants, we recorded stock compensation expense of $118,000 in 2004, $102,000 in 2005 and $914,000 in 2006. Stock compensation expense in connection with the grant of stock options to consultants included in research and development expense was $96,000 in 2004, $102,000 in 2005 and $12,000 in 2006. Stock compensation expense in connection with the grant of stock options to consultants included in general and administrative expense was $22,000 in 2004, none in 2005 and $902,000 in 2006.

Results of Operations

Revenues

Our total revenues were $25.0 million in 2006, compared to $14.5 million in 2005 and $16.3 million in 2004. Our revenues are derived primarily from research collaboration agreements and government research grants. Revenues from our research collaboration agreements were $20.5 million, $11.6 million and $14.3 million in 2006, 2005 and 2004, respectively, and revenues from government research grants were $4.5 million, $2.9 million and $1.9 million in 2006, 2005 and 2004, respectively.

The increase in collaborative research and development revenue of $9.0 million from 2005 to 2006 (including $1.5 million of revenues attributable to Codexis in 2005) was primarily due to collaborative research and development revenue from our collaboration with Roche for our MAXY-VII product candidates, including milestone payments totaling $7.0 million. The decrease in collaborative research and development revenue of $2.7 million from 2004 to 2005 was primarily due to the completion of the research and development funding terms of several collaborations during those periods and the deconsolidation of Codexis as of February 2005. This decrease was offset, in part, by the achievement of significant milestones from Roche in 2005 totaling $7.0 million with regard to our MAXY-alpha product candidates. The increase in grant revenue of $1.0 million from 2004 to 2005 and $1.6 million from 2005 to 2006 primarily reflects an increase in activity due to the beginning of three new government grant projects in the third quarter of 2005.

In 2006, Roche was the only collaborative partner that contributed to our collaborative research and development revenues. The initial funded research term of our collaboration with Roche for our MAXY-alpha product candidates ended in December 2005. In December 2005, we entered into a new collaboration with Roche for co-development and commercialization of our MAXY-VII product candidates. For the year ended December 31, 2006, revenues for the co-development of our MAXY-VII product candidates are net of the cost sharing amounts that we owed to Roche. Our revenues for 2006 relating to our MAXY-VII collaboration with Roche consisted primarily of a $5.0 million milestone payment, $11.1 million earned as net reimbursement of our research and development activities and $2.4 million related to the amortization of the non-refundable up-front payment we received from Roche in December 2005. Our revenues for 2006 also include a $2.0 million milestone payment we received from Roche as a result of the initiation by Roche of clinical trials of our MAXY-alpha product candidate. In March 2007, we received written notice from Roche that it has elected to terminate the collaboration agreement for co-development and commercialization of our MAXY-VII product candidates, effective April 12, 2007. As a result of the termination of the agreement, we have approximately $5.6 million of deferred revenue relating to the up-front fee of $8 million received from Roche in 2005 that we expect to recognize in the first half of 2007.

We expect our revenue for 2007 to decrease compared to 2006, due primarily to the loss of collaborative research and development revenue, including revenue earned as net reimbursement of our research and development activities, under our co-development agreement with Roche for our MAXY-VII product candidates, which Roche has elected to terminate, effective April 12, 2007. However, due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.

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

	Year Ended December 31,
	2004	2005	2006

Human therapeutics	$11,555	$12,991	$25,021
Chemicals (through February 28, 2005)	4,720	1,510	—

Total revenue	$16,275	$14,501	$25,021

The increased revenue for our human therapeutics segment from 2005 to 2006 was primarily due to collaborative research and development revenue from our collaboration with Roche for our MAXY-VII product candidates and an increase in activity on our existing grant projects. The increased revenue for our human therapeutics segment from 2004 to 2005 primarily reflects the achievement of significant milestones from Roche in the first and fourth quarters of 2005, totaling $7.0 million, for our MAXY-alpha program. This increase was partially offset by a decrease in revenue from various research collaborations that came to completion during 2004 and 2005. We expect revenue to decrease in 2007, primarily due to the loss of collaborative research and development revenue under our co-development agreement with Roche for our MAXY-VII product candidates, which Roche has elected to terminate, effective April 12, 2007.

During 2005 and 2006, Roche was the only collaborative partner that contributed collaborative research revenue to our human therapeutics segment. The funded research term of our collaboration with Roche for our MAXY-alpha product candidates ended in December 2005. In December 2005, we entered into a new collaboration with Roche, which became effective in December 2005, for co-development and commercialization of our MAXY-VII product candidates. In March 2007, we received written notice from Roche that it has elected to terminate this agreement, effective April 12, 2007.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, research consultants and external collaborative research expenses (including contract manufacturing and research), facility costs, supplies and depreciation of facilities, and expensed laboratory equipment. Research and development expenses were $49.1 million in 2006, $41.9 million in 2005 and $53.6 million in 2004 (including $2.5 million and $15.5 million of research and development expenses attributable to Codexis in 2005 and 2004, respectively).

Excluding Codexis, the increases in our research and development expenses of $9.8 million from 2005 to 2006 and $1.3 million from 2004 to 2005 were primarily related to increased external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates for clinical trials. For 2006, our implementation of FAS 123(R) also increased our research and development expenses compared to 2005. The increase in research and development expenses from 2004 to 2005 was also due to termination charges of $471,000 in 2005 related to a reduction in force of research and development personnel announced on June 16, 2005.

Stock compensation expenses included in research and development expenses increased from $115,000 in 2005 to $2.1 million in 2006, primarily as a result of our implementation of SFAS 123(R). See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation.” Stock compensation expenses included in research and development expenses decreased from $292,000 in 2004 to $115,000 in 2005, primarily as a result of the amortization of deferred compensation relating to the grant of stock options to employees before our initial public offering, which was fully amortized to expense by August 2004.

We do not track fully burdened research and development costs by project. However, we do estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by our collaborators and government grants, on the one hand, and projects funded by us, on the other hand. To approximate research and development expenses by funding category, the number of hours expended in each category has been multiplied by the approximate cost per hour of research and development effort and added to project-specific external costs. In the case where a collaborative partner is sharing the research and development costs, the expenses for that project are allocated proportionately between the collaborative projects funded by third parties and internal projects. We believe that presenting our research and development expenses in these categories will provide our investors with meaningful information on how our resources are being used.

The following table presents our approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2004	2005	2006

Collaborative projects funded by third parties(1)	$9,444	$4,146	$9,906
Government grants	1,973	2,369	4,215
Internal projects	42,169	35,389	35,009

Total	$53,586	$41,904	$49,130

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report entitled “Item 1A — Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost in any particular case.

We expect that our research and development costs will increase in 2007 over 2006, primarily due to an increase in research and development costs resulting from advancement of our MAXY-G34 product candidates through clinical development. In addition, due to the termination by Roche of our agreement for the co-development of our MAXY-VII product candidates, we are currently evaluating our plans for the continued development of these product candidates and the research and development expenses associated with such development. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. Our implementation of SFAS 123(R) had a material impact on our consolidated results of operations and net loss per share for the year ended December 31, 2006 and is expected to have a material impact on our consolidated results of operations and net loss per share in the future. The continued impact of our implementation of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation.”

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as insurance premiums and professional expenses, such as external expenditures for legal and accounting. General and administrative expenses were $17.6 million in 2006, compared to $13.2 million in 2005 and $14.4 million in 2004. General and administrative stock compensation expense was $4.6 million in 2006, $68,000 in 2005 and $63,000 in 2004.

The increase in general and administrative expenses of $4.3 million from 2005 to 2006 was primarily due to the increase in stock compensation expense included in general and administrative expenses resulting from our implementation of SFAS 123(R). This increase was offset in part by reduced personnel costs resulting from terminations and the deconsolidation of Codexis in 2005. The decrease in general and administrative expenses of $1.2 million from 2004 to 2005 was primarily due to the deconsolidation of Codexis, as of February 28, 2005, offset by an increase in professional fees related to an increase in market research and product profile development activity and regulatory compliance costs, as well as termination charges of $336,000 related to a reduction in force announced on June 16, 2005. Excluding Codexis, general and administrative expenses increased from $11.9 million in 2004 to $12.9 million in 2005, primarily due to increases in salaries and benefits, fees associated with compliance activities relating to the Sarbanes-Oxley Act of 2002 and the expiration of certain benefits under our services agreements with Codexis that required Codexis to reimburse us for certain administrative expenses.

Our general and administrative expenses may increase in 2007. We adopted SFAS 123(R) as of January 1, 2006 and expect that stock-based compensation expense will continue to have a material impact on our consolidated results of operations and net loss per share. The ongoing impact of our implementation of SFAS 123(R) on our general and administrative expenses will depend on, among other things, the levels of share-based payments granted in the future.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net was $8.5 million in 2006, compared to $5.6 million in 2005 and $4.1 million in 2004. Included in these amounts are foreign exchange losses of $137,000 in 2006 and $537,000 in 2005 and foreign exchange gains of $552,000 in 2004. The increase in interest income and other income (expense), net from 2005 to 2006 reflects higher interest income reflecting higher interest rates in 2006 on lower average balances of cash, cash equivalents and marketable securities, plus a decrease in foreign exchange losses. The increase in interest income and other income (expense), net from 2004 to 2005 was primarily due to higher interest income from higher average balances of cash, cash equivalents and marketable securities, and higher interest rates, offset in part by an increase in foreign exchange losses.

Equity in Losses of Minority Investee

Equity in losses of minority investee reflects our share of the net loss of Codexis. In May 2006, we purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and we purchased approximately $400,000 of additional preferred stock. Subsequent to our investments in May and August 2006, we recorded losses of $1.0 million under the equity method of accounting and as of December 31, 2006, we had recorded losses equal to our investment basis in Codexis. We are not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2006, the Company’s equity interest in Codexis was approximately 32%.

Gain on Sale of Equity Investment

On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. As a result of the acquisition, we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. We reported an income tax provision of $140,000 attributable to federal alternative minimum taxes as a result of the gain on sale of our equity interests in Avidia. Accordingly, we recorded a gain net of taxes on disposal of this investment of approximately $17.7 million in the fourth quarter of 2006. See Notes 1 and 13 of Notes to Consolidated Financial Statements.

Discontinued Operations

Included in our results of operations is a gain on sale of discontinued operations of $61.2 million in 2004. The gain on sale was the result of the sale of Verdia (formerly our agriculture segment) to Pioneer Hi-Bred International, Inc. on July 1, 2004 for $64 million, partially offset by disposition costs. The results of discontinued operations reflect the results of Verdia until it was sold on July 1, 2004. Our loss from discontinued operations was $2.8 million in 2004.

Cumulative Effect Adjustment

Codexis was formed in January 2002 and financed by us and several other investors in September and October of 2002. In August 2004, Codexis received additional equity funding from Pfizer Inc. Until February 28, 2005, we recognized 100% of the operating results of Codexis, even though we only owned a majority of the voting interests in Codexis. At such time, we had recorded cumulative losses of Codexis in the amount of $26.4 million, which was in excess of our investment basis of $9.8 million. On February 28, 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date and instead account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a non-recurring cumulative effect adjustment of $16.6 million in the first quarter of 2005 to bring our investment basis in Codexis to zero as of February 28, 2005. This cumulative effect adjustment does not have any tax consequences.

Subsidiary Preferred Stock Accretion

In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which $5 million was purchased by us and $20 million was purchased by several other investors. In connection with the redemption rights of the Codexis series B stockholders, we recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by us, in the amount of $167,000 and $1.0 million for the years ended December 31, 2005 and 2004, respectively. The accretion was recorded as subsidiary preferred stock accretion on the condensed consolidated statement of operations and as a reduction of additional paid-in capital and an increase to minority interest on the condensed consolidated balance sheets. No accretion was recorded for the year ended December 31, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005, we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on the condensed consolidated balance sheets. We have recorded a $2.3 million adjustment to additional paid-in capital in the three month period ended March 31, 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

Provision for Income Taxes

Income tax expense from continuing operations for the year ended December 31, 2006 was $140,000. No income tax expense was recorded from continuing operations for the years ended December 31, 2005 and 2004. In 2006, we reported an income tax provision of $140,000 attributable to federal alternative minimum taxes as a result of the gain on the sale of our equity interests in Avidia. This amount has been netted against the gain on sale of our equity interests in Avidia and is reflected in gain on sale of equity investment in the Consolidated Statement of Operations. For 2005, there was no provision for U.S. federal, U.S. state, or foreign income taxes as we incurred operating losses for all jurisdictions. For 2004, we reported an income tax provision of $921,000 attributable to alternative minimum taxes as a result of the sale of Verdia. This amount has been netted against the gain on sale of Verdia and is reflected in gain on sale of discontinued operations in the Consolidated Statement of Operations.

Deferred tax assets and the associated valuation allowance increased by $5.6 million in 2006 due primarily to increases in state and foreign net operating loss carryforwards and deferred taxes related to deductible stock option compensation, offset in part by the use of federal net operating loss carryforwards and a reduction in capitalized research and development costs due to a reduction in state tax rate. The valuation allowance decreased by $2.1 million during 2005 due to the removal of Codexis’ deferred tax assets due to the deconsolidation of Codexis, offset by increases in net operating losses and tax credit carryforwards. Deferred tax assets and the associated valuation allowance decreased by $10.2 million during 2004 due to the use of net operating loss carryforwards to offset the income due to the sale of Verdia.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $29.4 million, which expire in the years 2022 through 2026, and federal research and development tax credit carryforwards of approximately $2.6 million, which expire in the years 2012 through 2026. As of December 31, 2006, we had net operating loss carryforwards for state income tax purposes of approximately $23.5 million that expire in the years 2015 and 2016 and state research and development tax credits of approximately $2.7 million that have no expiration date.

Utilization of our net operating losses and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization. See Note 10 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The application of the guidance did not have a material impact on our balance sheet and statement of operations and the related financial statement disclosures.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, as a result of the acquisition of Avidia by Amgen Inc., we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and, on July 1, 2004, we received cash proceeds of $64.0 million in cash from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of December 31, 2006, we had $182.9 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities was $22.1 million in 2006, compared to $29.9 million in 2005 and $34.3 million in 2004. Uses of cash in operating activities were primarily to fund losses from continuing operations. The $7.8 million decrease in cash used in operating activities from 2005 to 2006 primarily relates to the timing of payments received from Roche. For 2005, net cash used in operating activities includes a one-time upfront payment of $8.0 million related to our MAXY-VII program, which we recorded as deferred revenue. For 2006, net cash used in operating activities includes the receipt of $12.0 million related to various milestone payments under our collaboration agreements with Roche,

$5.0 million of which related to our MAXY-alpha program and was recorded as revenue and accounts receivable in 2005. Also, operating expenses in 2006 included incremental non-cash stock compensation expense of $5.7 million. The decrease in cash used in operating activities from 2004 to 2005 primarily relates to decreased expenditures in 2005 due to the deconsolidation of Codexis, offset in part by the payment of accrued expenses relating to annual bonuses for 2004 and program termination costs during 2005 that were not paid in 2004.

Net cash provided by investing activities was $40.7 million in 2006, compared to $16.3 million in 2005 and $34.6 million in 2004. The cash provided during 2005 and 2006 was primarily related to maturities of available-for-sale securities in excess of purchases, offset in 2005 by the $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005. In addition, in 2006, we received cash from the sale of our equity interests in Avidia. The cash provided during 2004 was primarily related to net cash proceeds received from the sale of Verdia of $61.2 million, offset by purchases of available-for-sale securities and a $1.4 million loan provided to Avidia. The majority of additions of property and equipment in 2004 and 2005 related to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $1.0 million in 2006, compared to $2.2 million in 2005 and $16.6 million in 2004. The cash provided during 2005 and 2006 was primarily from proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options by employees. The cash provided during 2005 also included proceeds of equipment loans entered into by Codexis, net of repayments of such loans. The cash provided in 2004 was primarily related to Codexis’ receipt of $10 million from the purchase of its equity securities by Pfizer Inc., the proceeds of $2.3 million from equipment loans entered into by Codexis, and $4.3 million from the exercise of stock options by employees and the proceeds of the sale of our common stock in connection with our ESPP.

There was no cash provided by or used for discontinued operations in 2005 or 2006. Cash provided by discontinued operations was $2.9 million in 2004 and was related to Verdia’s final payment for services provided by us and reimbursement to us for payments made on behalf of Verdia prior to the sale of Verdia to Pioneer Hi-Bred International, Inc.

In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on the Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was a reduction of $55,000 in 2006, an increase of $276,000 in 2005 and a reduction of $582,000 in 2004.

The following are contractual commitments as of December 31, 2006 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
		Less			More
		Than 1	1-3	4-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Operating lease obligations	$2,957	$1,585	$1,372	$—	$—
Purchase obligations	7,152	5,591	1,561	—	—

Total	$10,109	$7,176	$2,933	$—	$—

As of December 31, 2006, we were eligible to receive up to $50.0 million in potential milestone payments from Roche under our existing collaboration agreement relating to the development of our MAXY-alpha product candidates. We may also earn royalties on future product sales, if any.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All investments and substantially all cash and cash equivalents are held in U.S. currency, with approximately 5.9% of cash and cash equivalents held in Danish kroner at December 31, 2006. As of December 31, 2006, approximately 98% of our total portfolio was scheduled to mature in one year or less, with the remainder maturing in less than two years.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by average interest rates as of December 31, 2006 (dollars in thousands):

	Expected Maturity
	2007	2008

Cash and cash equivalents	$46,504	$—
Average interest rates	4.79%	—
Short-term investments	$133,384	$—
Average interest rates	4.60%	—
Long-term investments	$—	$2,988
Average interest rates	—	5.25%

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2006, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2006 levels, the fair value of our portfolio would decline by approximately $1.9 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

A portion of our operations consist of research and development activities performed in Denmark by our wholly-owned subsidiary, Maxygen ApS. The functional currency of Maxygen ApS is the Danish kroner. In 2006, excluding stock compensation expenses, approximately 55% of our operating expenses related to Maxygen ApS. As a result, our financial results may be affected by changes in the foreign currency exchange rates of the Danish kroner and the euro. A decrease in the value of the U.S. dollar against the Danish kroner or the euro will result in an increase of our reported operating expenses. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we from time to time enter into cash flow hedging arrangements. Currency forward contracts are utilized in these hedging arrangements. Our hedging arrangements are intended to reduce, but may not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us on the amounts hedged.

At December 31, 2006, we have no foreign currency contracts outstanding in the form of forward exchange contracts. During 2006, we recognized $43,000 in foreign exchange gains from hedge contracts and, during 2005, we recognized $150,000 in foreign exchange losses from hedge contracts. These gains and losses were included with operating expenses. At December 31, 2005, we had foreign currency contracts outstanding in the form of forward exchange contracts totaling $5.3 million.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, Maxygen, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maxygen, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 13, 2007

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,940	$46,504
Short-term investments	127,336	133,384
Accounts receivable and other receivables	6,076	4,099
Prepaid expenses and other current assets	3,530	3,133

Total current assets	163,882	187,120
Property and equipment, net	4,068	3,262
Goodwill	12,192	12,192
Long-term investments	34,047	2,988
Deposits and other long-term assets	334	85

Total assets	$214,523	$205,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$2,435
Accrued compensation	4,323	4,708
Other accrued liabilities	3,121	2,954
Deferred revenue	2,668	1,527
Taxes payable	—	140

Total current liabilities	11,652	11,764
Non-current deferred revenue	5,517	4,066
Other long-term liabilities	10	18
Commitments and contingencies (Notes 7 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2006	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 35,922,178 and 36,157,910 shares issued and outstanding at December 31, 2005 and 2006, respectively	3	4
Additional paid-in capital	403,120	411,195
Accumulated other comprehensive loss	(1,557)	(696)
Accumulated deficit	(204,222)	(220,704)

Total stockholders’ equity	197,344	189,799

Total liabilities and stockholders’ equity	$214,523	$205,647

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Collaborative research and development revenue	$14,333	$11,594	$20,544
Grant revenue	1,942	2,907	4,477

Total revenues	16,275	14,501	25,021
Operating expenses:
Research and development	53,586	41,904	49,130
General and administrative	14,435	13,221	17,559

Total operating expenses	68,021	55,125	66,689

Loss from operations	(51,746)	(40,624)	(41,668)
Interest income and other income (expense), net	4,055	5,572	8,524
Equity in net loss of minority investee	(1,395)	—	(1,000)
Gain on sale of equity investment	—	—	17,662

Loss from continuing operations	(49,086)	(35,052)	(16,482)
Discontinued operations:
Loss from discontinued operations	(2,769)	—	—
Gain on sale of discontinued operations (net of taxes and transaction costs)	61,197	—	—

Income (loss) from discontinued operations	58,428	—	—
Cumulative effect adjustment	—	16,616	—

Net income (loss)	9,342	(18,436)	(16,482)
Subsidiary preferred stock accretion	(1,000)	(167)	—

Income (loss) applicable to common stockholders	$8,342	$(18,603)	$(16,482)

Basic and diluted income (loss) per share:
Continuing operations	$(1.40)	$(0.98)	$(0.46)
Discontinued operations	$1.66	—	—
Cumulative effect adjustment	$—	$0.46	—
Applicable to common stockholders	$0.24	$(0.52)	$(0.46)
Shares used in basic and diluted per share calculations	35,176	35,765	36,046

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share and per share data)

Balance at January 1, 2004	34,909,799	$3	$394,966	$(251)	$(1,366)	$(195,128)	$198,224
Issuance of common stock upon exercise of options for cash and for services rendered	631,372	—	4,382	—	—	—	4,382
Issuance of common stock under employee stock purchase plan	62,700	—	411	—	—	—	411
Issuance of common stock under 401(k) employer matching contribution	39,241	—	443	—	—	—	443
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	117	—	—	—	117
Repurchase of common stock	(6,779)	—	(5)	—	—	—	(5)
Subsidiary preferred stock accretion	—	—	(1,000)	—	—	—	(1,000)
Amortization of deferred compensation	—	—	—	251	—	—	251
Components of comprehensive income:
Net income	—	—	—	—	—	9,342	9,342
Currency translation adjustment	—	—	—	—	(126)	—	(126)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(698)	—	(698)

Comprehensive income							8,518

Balance at December 31, 2004	35,636,333	3	399,314	—	(2,190)	(185,786)	211,341
Issuance of common stock upon exercise of options for cash and for services rendered	198,487	—	805	—	—	—	805
Issuance of common stock under employee stock purchase plan	37,966	—	299	—	—	—	299
Issuance of common stock under 401(k) employer matching contribution	49,392	—	350	—	—	—	350
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	102	—	—	—	102
Subsidiary preferred stock accretion	—	—	(167)	—	—	—	(167)
Modification of employee stock options	—	—	81	—	—	—	81
Deconsolidation of Codexis, Inc.	—	—	2,336	—	—	—	2,336
Components of comprehensive loss:
Net loss	—	—	—	—	—	(18,436)	(18,436)
Currency translation adjustment	—	—	—	—	645	—	645
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	—	(12)	—	(12)

Comprehensive loss							(17,803)

Balance at December 31, 2005	35,922,178	3	403,120	—	(1,557)	(204,222)	197,344
Issuance of common stock upon exercise of options for cash and for services rendered	150,985	1	698	—	—	—	699
Issuance of common stock under employee stock purchase plan	46,815	—	309	—	—	—	309
Issuance of common stock under 401(k) employer matching contribution	37,932	—	325	—	—	—	325
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	914	—	—	—	914
Stock based compensation expense under SFAS 123(R)	—	—	5,829	—	—	—	5,829
Components of comprehensive loss:	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,482)	(16,482)
Currency translation adjustment	—	—	—	—	331	—	331
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	530	—	530

Comprehensive loss							(15,621)

Balance at December 31, 2006	36,157,910	$4	$411,195	$—	$(696)	$(220,704)	$189,799

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Operating activities
Net income (loss)	$9,342	$(18,436)	$(16,482)
Loss from discontinued operations	2,769	—	—
Cumulative effect adjustment	—	(16,616)	—
Gain on sale of discontinued operations	(61,197)	—	—

Loss from continuing operations	(49,086)	(35,052)	(16,482)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,160	3,530	2,294
Equity in losses of minority investee	1,395	—	1,000
Gain on sale of equity investment	—	—	(17,662)
Non-cash stock compensation	696	423	6,154
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	567	110	914
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,793	(5,003)	1,977
Prepaid expenses and other current assets	(1,482)	17	783
Deposits and other assets	(216)	25	249
Accounts payable	113	902	895
Accrued compensation	2,885	(583)	385
Accrued program termination costs	2,209	(2,209)	—
Other accrued liabilities	234	1,342	(159)
Taxes payable	921	(921)	140
Deferred revenue	(538)	7,542	(2,592)

Net cash used in operating activities	(34,349)	(29,877)	(22,104)

Investing activities
Purchases of available-for-sale securities	(166,482)	(188,635)	(146,046)
Maturities of available-for-sale securities	143,813	209,767	171,587
Investment in minority investee	(1,395)	—	(1,000)
Acquisition of property and equipment	(2,559)	(2,240)	(1,488)
Cash used in acquisition, net of cash acquired	—	(2,617)	—
Proceeds from the sale of Verdia	61,197	—	—
Proceeds from the sale of Avidia	—	—	17,662

Net cash provided by investing activities	34,574	16,275	40,715

Financing activities
Repayments under equipment financing obligation	(445)	(115)	—
Borrowings under equipment financing obligation	2,696	1,229	—
Minority investment	9,970	—	—
Proceeds from issuance of common stock	4,335	1,102	1,008

Net cash provided by financing activities	16,556	2,216	1,008

Cash provided by discontinued operations	2,863	—	—
Codexis related net adjustment	—	(2,365)	—
Effect of exchange rate changes on cash and cash equivalents	(582)	276	(55)

Net increase (decrease) in cash and cash equivalents	19,062	(13,475)	19,564
Cash and cash equivalents at beginning of period	21,353	40,415	26,940

Cash and cash equivalents at end of period	$40,415	$26,940	$46,504

Supplemental Cash Flow Information
Non-cash transactions:
Codexis common stock issued in acquisition	$—	$(188)	$—
Cash paid during the period for interest	$135	$41	$15
Cash paid during the period for income taxes	$2	$912	$—

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 7, 1996. The Company is a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. The Company began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, the Company has established a focus in human therapeutics, particularly on the development and commercialization of optimized protein pharmaceuticals.

The Company will require additional financial resources to complete the development and commercialization of its product candidates. The Company’s management may finance the Company’s operations through issuances of equity securities, collaborative research and development arrangements, government grants, or debt financing.

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

In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which, $5.0 million was purchased by the Company and $20.0 million was purchased by several unrelated investors. In connection with the redemption rights of the Codexis series B stockholders, the Company has recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by the Company, in the amount of $167,000 and $1.0 million for the years ended December 31, 2005 and 2004, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. No accretion was recorded for the year ended December 31, 2006. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

As of December 31, 2005, the Company had recorded losses equal to its investment basis in Codexis. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and the Company purchased approximately $400,000 of additional preferred stock. Subsequent to its investments in May and August 2006, the

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded losses of $1.0 million under the equity method of accounting and, at December 31, 2006, had recorded losses equal to its investment basis in Codexis. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2006, the Company’s equity interest in Codexis was approximately 32%.

Until March 31, 2005, the Company’s investment in Avidia Inc. (“Avidia”) was accounted for under the equity method of accounting and the Company’s share of Avidia’s results was recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. After March 31, 2005, the Company’s investment in Avidia was accounted for under the cost method of accounting. As of December 31, 2004 and 2005, the Company had recorded losses equal to its investment basis in Avidia.

On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia. As a result of the acquisition, the Company received a cash payment of approximately $17.8 million in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen. Accordingly, the Company recorded a gain on disposal of this investment of approximately $17.7 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to Avidia by Amgen will be recognized only if and when the contingency is satisfied. See Note 13.

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

Foreign Currency Translation

The functional currency of Maxygen ApS is the Danish kroner. Assets and liabilities of Maxygen ApS are translated at current exchange rates. Revenues and expenses are translated at average exchange rates in effect during the period. Gains and losses from currency translation are included in accumulated other comprehensive loss. Currency transaction gains or losses are included in interest income and other income (expense), net.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Stock compensation expenses of $183,000 in the year ended December 31, 2005 and $355,000 in the year ended December 31, 2004 have been reclassified within operating expenses (into either research and development expenses or general and administrative expenses) in the Consolidated Statement of Operations as a result of the Company’s implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 123(R)”), effective January 1, 2006. Previously, stock compensation expense had been presented separately on the face of the consolidated statement of operations.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable debt securities, government and corporate debt obligations. Short and long-term investments include government and corporate debt obligations.

The Company’s management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization of premiums and accretion of discounts is included in interest income and other income (expense), net. Realized gains and losses and declines in value deemed to be other-than-temporary, if any, are included in interest income and other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income and other income (expense), net.

Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company generally enters into foreign currency forward exchange contracts that expire within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The Company accounts for derivative instruments under the provisions of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships.

All derivatives are recognized on the balance sheet at their fair value. The Company has designated its derivatives as foreign currency cash flow hedges. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign currency cash flow hedges are recorded in other comprehensive income until the associated hedged transaction impacts earnings. Changes in the fair value of derivatives that are ineffective are recorded as interest income and other income (expense), net in the period of change.

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

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. At December 31, 2005, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $7.2 million. The Company had no foreign currency contracts outstanding at December 31, 2006.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A portion of the Company’s accounts receivable balance at December 31, 2005 and 2006 consisted of balances due from government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

Property and Equipment

Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Goodwill and Other Intangible Assets

In connection with the acquisition of Maxygen ApS in 2000, the Company allocated $26.2 million to goodwill and other intangible assets. Prior to adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in 2002, the Company amortized a portion of the goodwill each year. As of December 31, 2001, the net goodwill balance was $12.2 million. Beginning on January 1, 2002, goodwill is no longer amortized and goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis at least annually whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. In accordance with SFAS 142, the Company reviews its long-lived assets (including goodwill) for impairment at least annually based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2004, 2005 or 2006.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue related to collaborative research payments from the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in the respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Under certain collaborative research and development agreements, the Company and the collaborative partner agreed to share in the costs of research and development. In periods where the Company incurs more costs than the collaborative partner, payments from the collaborative partner are included in collaborative research and development revenues and, in periods where the collaborative partner incurs more expenses than the Company, the Company’s payments to the collaborative partner are included in research and development expenses. Research and development expenses (including general and administrative expenses) under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incur the required level of effort during a specific period in comparison to funds received under the respective contracts.

Payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments may be triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product. Milestone revenues totaled $7.0 million for the year ended December 31, 2006 and are included in collaborative research and development revenues in the Consolidated Statements of Operations.

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

The Company does not track fully burdened research and development costs by project. However, the Company does estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by the Company’s collaborators and government grants, on the one hand, and projects funded by the Company, on the other hand. To approximate research and development expenses by funding category, the number of hours expended in each category has been multiplied by the approximate cost per hour of research and development effort and added to project-specific external costs. In the case where a collaborative partner is sharing the research and development costs, the expenses for that project are allocated proportionately between the collaborative projects funded by third parties and internal projects. The Company believes that presenting its research and development expenses in these categories will provide its investors with meaningful information on how the Company’s resources are being used.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2004	2005	2006

Collaborative projects funded by third parties(1)	$9,444	$4,146	$9,906
Government grants	1,973	2,369	4,215
Internal projects	42,169	35,389	35,009

Total	$53,586	$41,904	$49,130

(1)	Research and development expenses related to collaborative projects funded by third parties are less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

Stock-Based Compensation

As of December 31, 2006, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which replaces the 1997 Plan, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan in 2006, the 1997 Plan was terminated as to future awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. The fair value of stock options and ESPP shares is estimated using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The Company has adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the Consolidated Statements of Operations for the year ended December 31, 2006 was $5.7 million related to employee stock options, $914,000 related to consultant stock options and $87,000 related to the ESPP. As a result of its implementation of SFAS 123(R), the Company’s net loss for the year ended December 31, 2006 increased by $6.7 million. The implementation of SFAS 123(R) also increased basic and fully diluted loss per share from continuing operations by $0.19 for the year ended December 31, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the year ended December 31, 2006.

Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under the provisions of Accounting Principles Board Opinion

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended December 31, 2006
	U.S. Employees	Danish Employees

Expected dividend yield	0%	0%
Risk-free interest rate range — Options	4.30% to 5.11%	4.34% to 5.17%
Risk-free interest rate range — ESPP	3.20% to 5.05%	—
Expected life — Options	5.13 years	2.4 years
Expected life — ESPP	0.48 years to 0.92 years	—
Expected volatility — Options	52.43% to 56.42%	44.38% to 45.78%

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term	Intrinsic
	Shares	Share	(In Years)	Value
				(In thousands)

Options outstanding at December 31, 2005	9,401,599	$16.13
Granted	2,157,836	7.81
Exercised	(150,903)	4.62
Canceled	(722,072)	38.13

Options outstanding at December 31, 2006	10,686,460	13.13	6.19	$19,858
Options exercisable at December 31, 2006	7,375,273	$15.22	5.13	$11,602

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised during the years ended December 31, 2005 and 2006 was $855,000 and $594,000, respectively. The estimated fair value of shares vested during the years ended December 31, 2005 and 2006 was $11.4 million and $11.1 million, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $7.81. At December 31, 2006, the Company had $8.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 2.06 years. Cash received from stock option exercises and purchases under the ESPP was $1.0 million during the year ended December 31, 2006.

The following table summarizes outstanding and exercisable options at December 31, 2006:

	Options Outstanding
		Weighted-
		Average		Options Exercisable
	Number of	Remaining	Weighted-	Number of	Weighted-
	Shares	Contractual Life	Average	Shares	Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	Outstanding	Exercise Price

$ 0.20 - $ 7.00	1,352,723	6.27	$5.53	907,673	$4.82
$ 7.08 - $ 7.40	1,481,231	5.83	$7.33	1,334,223	$7.35
$ 7.47 - $ 7.89	1,800,732	8.52	$7.73	144,610	$7.54
$ 7.92 - $10.33	1,215,972	7.47	$9.17	732,299	$9.46
$10.41 - $10.76	1,274,608	5.75	$10.58	1,154,639	$10.59
$10.80 - $12.44	1,221,348	6.66	$12.02	761,983	$11.95
$12.99 - $17.20	1,116,255	4.02	$13.80	1,116,255	$13.80
$17.41 - $53.75	793,925	3.92	$36.19	793,925	$36.19
$56.88 - $59.81	429,666	3.50	$57.17	429,666	$57.17

	10,686,460	6.19	$13.13	7,375,273	$15.22

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase common stock at a discount, through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. During the year ended December 31, 2006, 46,815 shares of common stock were purchased pursuant to the ESPP. The weighted average fair value of purchase rights granted during the year ended December 31, 2006 was $1.92. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes-Merton model. For the year ended December 31, 2006, ESPP compensation expense was $87,000.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and loss per common share for the year ended December 31, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2005
	(In thousands)

Net income (loss), as reported	$9,342	$(18,436)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	236	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(10,240)	(5,867)

Pro forma net loss	$(662)	$(24,303)

Net income (loss) per common share:
Basic and diluted — as reported	$0.27	$(0.52)

Basic and diluted — pro forma	$(0.02)	$(0.68)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the following assumptions:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2005

Expected dividend yield	0%	0%
Risk-free interest rate range — Options	2.75% to 3.51%	3.71% to 4.39%
Risk-free interest rate range — ESPP	2.75% to 4.45%	1.23% to 3.38%
Expected life — Options	4 years	4 years
Expected life — ESPP	0.9 years	0.7 years
Expected volatility	0.6	0.5

Based on the Black-Scholes-Merton option pricing model, the weighted average estimated fair value of employee stock option grants was $4.93 and $5.28 per share for the years ended December 31, 2004 and 2005, respectively, and the weighted average fair value of purchase rights granted under the ESPP was $1.02 and $2.01 per share for the years ended December 31, 2004 and 2005, respectively.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under SFAS 123(R)

For the year ended December 31, 2006, stock-based compensation expense related to employee stock options, consultant options and employee stock purchases under SFAS 123(R) was allocated as follows (in thousands):

Year Ended
December 31, 2006

Research and development	$2,128
General and administrative	4,615

Stock-based compensation expense before income taxes	6,743
Income tax benefit	—

Total stock-based compensation expense after income taxes	$6,743

There was no capitalized stock-based employee compensation cost as of December 31, 2006. There were no recognized tax benefits during the year ended December 31, 2006.

Income (Loss) Per Common Share

Basic and diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Year Ended December 31,
	2004	2005	2006

Income (loss) applicable to common stockholders	$8,342	$(18,603)	$(16,482)

Basic and diluted:
Weighted-average shares of common stock outstanding	35,177	35,765	36,046
Less: weighted-average shares subject to repurchase	(1)	—	—

Weighted-average shares used in computing basic and diluted income (loss) per share	35,176	35,765	36,046

Basic and diluted income (loss) per common share	$0.24	$(0.52)	$(0.46)

In accordance with paragraph 15 of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted income (loss) per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted income (loss) per share, prior to application of the treasury stock method for options, was approximately 8,910,876 at December 31, 2004, 9,401,599 at December 31, 2005 and 10,686,460 at December 31, 2006.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and changes in foreign currency contracts. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2004	2005	2006

Unrealized gain on available-for-sale securities	$5	$—	$46
Unrealized losses on available-for-sale securities	(585)	(592)	(108)
Foreign currency translation adjustments	(2,306)	(579)	(634)
Changes in foreign currency contracts	696	(386)	—

Accumulated other comprehensive loss	$(2,190)	$(1,557)	$(696)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The application of the guidance in 2006 did not have a material impact on the Company’s balance sheet and statement of operations and the related financial statement disclosures.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2005 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$26,940	$—	$—	$26,940
Corporate debt obligations	116,563	—	(286)	116,277
U.S. government agency securities	45,412	—	(306)	45,106

Total	188,915	—	(592)	188,323
Less amounts classified as cash equivalents	(26,940)	—	—	(26,940)

Total investments	$161,975	$—	$(592)	$161,383

The Company’s cash equivalents and investments as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$45,258	$—	$—	$45,258
Corporate debt obligations	20,082	2	(7)	20,077
U.S. government agency securities	57,459	16	(101)	57,374
Commercial paper	60,139	28	—	60,167

Total	182,938	46	(108)	182,876
Less amounts classified as cash equivalents	(46,504)	—	—	(46,504)

Total investments	$136,434	$46	$(108)	$136,372

Realized gains or losses on the maturity of available-for-sale securities for 2004, 2005 and 2006 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $698,000 in 2004 and $12,000 in 2005 and were unrealized gains of $530,000 in 2006. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $108,000 are other than temporary.

At December 31, 2006, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$133,434	$133,384
Due after one year through two years	3,000	2,988

	$136,434	$136,372

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross unrealized losses and the fair market value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt obligations	$5,462	$2	$3,588	$5	$9,050	$7
U.S. government agency securities	10,545	15	30,725	86	41,270	101

Total	$16,007	$17	$34,313	$91	$50,320	$108

3.	Collaborative Agreements

During 2004, 2005 and 2006, the Company recognized revenue from thirteen collaborative agreements. These agreements typically include up-front licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require, or required, the Company (or Codexis) to devote a specified number of full-time equivalent employees to the research efforts over defined research terms ranging from three to five years. Total revenue recognized under these collaboration agreements was $14.3 million in 2004, $11.6 million in 2005 and $20.5 million in 2006.

The following table represents the percentage of the Company’s total revenue that has been recognized pursuant to the Company’s largest non-grant collaborators:

	December 31,
	2004	2005	2006

Partner A	35.0%	69.4%	82.0%
Partner B	13.4%	—	—

No other collaborator has comprised more than 10% of revenue in any period presented. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also purchased equity securities in the Company or one of its subsidiaries. The collaboration agreements that generated revenue in 2004, 2005 and/or 2006 are summarized below, organized by segment.

Human Therapeutics

Roche (MAXY-VII)

In December 2005, the Company formed a strategic alliance with F. Hoffmann-La Roche Ltd. (“Roche”) to collaborate on the global development and commercialization of the Company’s portfolio of next-generation recombinant factor VII products for multiple acute bleeding indications. Factor VII is a natural protein with a pivotal role in blood coagulation and clotting. The collaboration focused on the development of lead candidates for the treatment of uncontrolled bleeding in trauma and intracerebral hemorrhage (ICH).

Under the terms of the collaboration, the Company and Roche agreed to share certain costs of worldwide research and development activities in connection with the development of the factor VII product candidates. The Company agreed to lead early stage clinical development of these product candidates and Roche agreed to lead late stage clinical development. Roche was granted exclusive worldwide rights to commercialize the factor VII products subject to the collaboration and the Company retained rights for the development of factor VII products for hemophilia.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received an upfront fee of $8.0 million in 2005 and received $5.0 million in 2006 for the achievement of a pre-clinical milestone. On March 13, 2007, the Company received written notice from Roche that Roche has elected to terminate this agreement, effective April 12, 2007.

Roche (MAXY-alpha)

In May 2003, the Company formed a broad strategic alliance with Roche to collaborate on the global development and commercialization of the Company’s portfolio of next-generation interferon alpha and beta variants for a wide range of indications. The collaboration is initially focused on the development of lead candidates for the treatment of hepatitis C virus (“HCV”) and hepatitis B virus (“HBV”) infections that have been designed by the Company to have novel and superior efficacy compared to currently marketed interferon alpha products.

Roche licensed from the Company worldwide commercialization rights to specific novel interferon product candidates for the treatment of HCV and HBV infection. The Company received an initial payment and research and development funding for the first two years of the collaboration. In addition, the Company is eligible to receive milestone payments and royalties based on product sales. The funded research term of this collaboration ended in December 2005. In 2006, Roche initiated a Phase Ia clinical trial in New Zealand to evaluate our MAXY-alpha product candidate and the Company received a $2.0 million milestone payment in connection with the commencement of such clinical trials.

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

Other

The Company also received revenue in 2004 from collaboration agreements with InterMune, Inc. (“InterMune”), ALK-Abelló A/S, a wholly-owned subsidiary of Chr. Hansen Holding A/S, Denmark, and International AIDS Vaccine Initiative and DBLV, LLC, an entity established and funded by the Rockefeller Foundation to develop novel HIV vaccines. The funded research term of the collaboration agreement with InterMune ended in June 2004. The funded research terms of the collaboration agreements with ALK-Abelló A/S and International AIDS Vaccine Initiative and DBLV, LLC ended in February 2004.

Chemicals (Codexis)

Our former chemicals segment was operated by Codexis. Effective February 28, 2005, the Company’s voting interests in Codexis fell below 50% and, from such time, Codexis ceased to be a consolidated subsidiary of the Company. The Company instead accounts for Codexis under the equity method of accounting from that date. During 2004 and 2005 (through February 28, 2005), Codexis received research and development funding and/or other fees under collaboration agreements with Teva Pharmaceutical Industries Ltd., Pfizer, Inc., Sandoz, Cargill, Incorporated, Rio Tinto Corporation plc, Eli Lilly and Company and Chevron Research and Technology Co. The Company assigned many of these agreements to Codexis in connection with the capitalization of Codexis in March 2002.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Technology Licenses and Research Agreements

The Company has entered into several research agreements to fund research at universities and other research collaborators. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $1.3 million in 2004, $1.5 million in 2005 and $3.1 million in 2006.

5.	Properties and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2006

Leasehold improvements	$3,688	$3,982
Machinery and laboratory equipment	14,033	15,592
Computer equipment and software	2,527	2,806
Furniture and fixtures	1,211	1,218

	21,459	23,598
Less accumulated depreciation and amortization	(17,391)	(20,336)

Property and equipment, net	$4,068	$3,262

6.	Equipment Financing

In February 2004, Codexis entered into an equipment financing agreement with a financing company for up to $4.8 million of equipment purchases. Any obligations under this equipment financing agreement are solely obligations of Codexis and repayments are to be made solely from assets of Codexis. In 2004, Codexis borrowed $2.7 million and repaid $445,000. For the two months ended February 28, 2005, Codexis borrowed $1.2 million and repaid $115,000.

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

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year Ending December 31,

2007	$7,176
2008	2,734
2009	199
Thereafter	—

$10,109

Total rent expense was $4.0 million in 2004, $2.3 million in 2005 and $2.0 million in 2006.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

Codexis Redeemable Convertible Preferred Stock

In connection with the redemption rights of the Codexis series B stockholders, the Company recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by the Company, in the amount of $1.0 million and $167,000 for the years ended December 31, 2004 and 2005, respectively. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statement of Operations and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. The Company recorded a $2.3 million adjustment to additional paid-in capital in 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005, the date Codexis ceased to be a consolidated subsidiary of the Company.

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

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan, but beginning in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) yearly contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Company common stock as of each June 30 and December 31. All matching contributions vest immediately. The Company may discontinue such matching contributions at any time. The fair value of the Company’s matching contribution to the 401(k) Plan was $443,000 in 2004, $350,000 in 2005 and $325,000 in 2006.

2006 Equity Incentive Plan

The Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) on May 30, 2006. The 2006 Plan replaced the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2006 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents to employees (including officers), directors and consultants of the Company and its subsidiaries and affiliates. No equity awards may be granted under the 2006 Plan after February 7, 2016. The maximum term of the options granted under the 2006 Plan is ten years. Options granted under the 2006 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of the first

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year and monthly for the three years thereafter. The 2006 Plan does not provide for annual increases in the number of shares available for issuance under the 2006 Plan. At December 31, 2006, 5,804,449 shares remained available for future awards under the 2006 Plan.

1997 Stock Option Plan

The Company’s stockholders originally approved the 1997 Plan on March 30, 1997. The 1997 Plan, which was scheduled to expire in March 2007, was replaced by the 2006 Plan. The maximum term of the options granted under the 1997 Plan is ten years. Options granted under the 1997 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of each year for grants made prior to January 1, 2002 and for grants made after January 1, 2002, over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. In connection with the stockholder approval of the 2006 Plan, shares available for future awards under the 1997 Plan were transferred to the 2006 Plan and the 1997 Plan was terminated as to future awards. As a result, no shares remained available for future awards under the 1997 Plan at December 31, 2006.

1999 Nonemployee Directors Stock Option Plan

The Company’s stockholders approved the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”) on December 14, 1999. The Directors’ Plan reserves a total of 300,000 shares of common stock for issuance thereunder. Each nonemployee director who becomes a Company director is automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director is automatically granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan is equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan vests as to 25% of the shares subject to the option at the end of each year. Each subsequent grant generally vests in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2006, 95,000 shares remained available for future option grants under the Directors’ Plan.

2000 International Stock Option Plan

The board of directors adopted the 2000 International Stock Option Plan (the “International Plan”) on April 10, 2000 and amended it on March 1, 2001. The International Plan has not been approved by the Company’s stockholders as no such approval is required. Under the International Plan, the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of the Company. No options may be granted under the International Plan after April 10, 2010. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options granted under the International Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2006, 1,829,859 shares remained available for future option grants under the International Plan.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Non-Officer Employee Stock Option Plan

The board of directors adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) on December 6, 2000. The Non-Officer Plan has not been approved by the Company’s stockholders as no such approval is required. Under the Non-Officer’s Plan the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. No options may be granted under the Non-Officer Plan after December 6, 2010. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options granted under the Non-Officer Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made after January 1, 2002, over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The Non-Officer Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2006, 673,529 shares remained available for future option grants under the Non-Officer Plan.

Activity under the 2006 Plan, the 1997 Plan, the Directors’ Plan, the International Plan and the Non-Officer Plan (collectively, the “Plans”) was as follows:

		Options Outstanding
			Weighted-
			Average
			Exercise
	Shares	Number of	Price Per
	Available	Shares	Share

Balance at December 31, 2003	4,928,759	9,563,265	$17.79
Shares authorized	1,855,849	—	—
Options granted	(1,567,791)	1,567,791	$10.07
Options exercised	—	(700,831)	$7.12
Options canceled	1,519,344	(1,519,344)	$18.40

Balance at December 31, 2004	6,736,161	8,910,881	$17.19
Shares authorized	1,889,270	—	—
Options granted	(2,132,290)	2,132,290	$9.34
Options exercised	—	(198,487)	$4.06
Options canceled	1,443,085	(1,443,085)	$14.31

Balance at December 31, 2005	7,936,226	9,401,599	$16.13
Shares authorized	1,903,875	—	—
Options granted	(2,157,836)	2,157,836	$7.81
Options exercised	—	(150,903)	$4.62
Options canceled	708,422	(709,922)	$38.57
Options expired	12,150	(12,150)	$12.18

Balance at December 31, 2006	8,402,837	10,686,460	$13.13

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

The Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP”) on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The ESPP will terminate in September 2019, unless terminated earlier in accordance with the provisions of the ESPP. The initial offering period commenced on December 16, 1999 and the first purchase under the ESPP occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2004, 2005 and 2006, 62,700 shares, 37,966 shares and 46,815 shares of common stock were purchased pursuant to the ESPP, respectively. The weighted average fair value of purchase rights granted during the year was $1.02 in 2004, $2.01 in 2005 and $1.92 in 2006. At December 31, 2006, 1,048,187 shares remained available for purchase under the ESPP.

Fair value disclosures

Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes-Merton model and the following weighted-average assumptions for 2004: estimated volatility of 0.60, risk-free interest rates of 4.0% to 5.2%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2005: estimated volatility of 0.60, risk-free interest rates of 3.78% to 3.99%, no dividend yield, and an expected life of the option equal to the full term, generally ten years from the date of grant. The assumptions for 2006: estimated volatility of 0.52 to 0.54, risk-free interest rates of 4.52% to 5.15%, no dividend yield, and an expected life of 5.13 years. The Company recorded total compensation expense of $48,000 in 2004, $102,000 in 2005 and $914,000 in 2006 related to the Black-Scholes-Merton revaluation of options grants to consultants. Stock compensation expense relating to the acceleration of stock options was immaterial for 2004 and 2005. There was no stock compensation expense relating to the acceleration of stock options for 2006.

During the year ended December 31, 2004, the Company recorded amortization of deferred stock compensation expense of approximately $237,000 related to the grant of certain stock options to employees prior to the Company’s initial public offering. The deferred compensation relating to such option grants was fully amortized by December 31, 2004.

Common Stock

At December 31, 2006, the Company had reserved shares of common stock for future issuance as follows:

2006 Equity Incentive Plan	6,041,949
2000 Non-Officer Employee Stock Option Plan	4,043,746
2000 International Stock Option Plan	2,991,829
1999 Employee Stock Purchase Plan	1,048,187
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	5,711,773

20,137,484

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Intangible Assets

In connection with the Maxygen ApS acquisition in 2000, the Company allocated $22.7 million to goodwill and $3.4 million to other intangible assets. Prior to adoption of SFAS 142, the Company amortized a portion of the goodwill each year. As of December 31, 2001, the net goodwill balance was $12.2 million. The Company must perform an impairment test of recorded goodwill at least annually. Any impairment loss from the annual test will be recognized as a part of operations. The Company completed its annual impairment test as of October 1, 2004, October 1, 2005 and October 1, 2006, which did not result in a determination of recorded goodwill being impaired. Intangible assets subject to amortization consisted of purchased core technology that had been fully amortized as of December 31, 2003.

10.	Income Taxes

Worldwide income (loss) from continuing operations before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

United States	$(27,303)	$(7,445)	$1,807
Foreign	(21,783)	(27,607)	(18,289)

Loss from continuing operations	$(49,086)	$(35,052)	$(16,482)

Income tax expense from continuing operations for the year ended December 31, 2006 was $140,000. No income tax expense was recorded from continuing operations for the years ended December 31, 2004 and 2005. In 2006, the Company utilized prior year federal net operating loss carry forwards to reduce the federal taxable income to zero for regular tax purposes. However, for federal purposes, the Company is subject to alternative minimum tax and has reported an income tax provision of $140,000. This amount has been netted against the gain on sale of the Company’s equity interests in Avidia and is reflected in gain on sale of equity investment in the Consolidated Statement of Operations. In 2004, the Company reported taxable income due to the Company’s sale of Verdia. The Company utilized prior year federal and state net operating loss carryforwards to reduce the federal and state taxable income to zero for regular tax purposes. However, for federal purposes, the Company was subject to alternative minimum tax and has reported an income tax provision of $921,000. This amount has been netted against the gain on sale of Verdia and is reflected in gain on sale of discontinued operations in the Consolidated Statement of Operations. During 2004, the Company’s total deferred tax assets decreased due to the utilization of the prior year federal and state net operating losses used to offset the gain from the sale of Verdia and the loss of the unutilized tax assets of Verdia at the time of sale. During 2005, the Company’s total deferred tax assets decreased due to the removal of Codexis’ deferred tax assets in connection with the deconsolidation of Codexis offset in part by increases in net operating losses and tax credit carryforwards. During 2006, the Company’s total deferred tax assets increased due to increases in state and foreign net operating losses and deferred taxes related to deductible stock option compensation, offset in part by the use of federal net operating loss carryforwards and a reduction in capitalized research and development costs due to a reduction in state tax rate.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2006

Net operating loss carryforwards	$12,757	$15,104
Research credits	5,000	5,575
Capitalized research	5,297	1,776
Investment in subsidiary	3,979	4,014
Stock based compensation	—	5,065
Other	4,181	5,316

Total deferred tax assets	31,214	36,850
Valuation allowance	(31,214)	(36,850)

Net deferred tax assets	$—	$—

The valuation allowance decreased by $2.1 million during 2005 and increased by $5.6 million in 2006. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered future earnings, future taxable income, and the scheduled reversal of deferred taxes in making this assessment. Based on this assessment, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2005 and 2006.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $29.4 million, which expire in the years 2022 through 2026 and federal research and development tax credit carryforwards of approximately $2.6 million, which expire in the years 2012 through 2026. As of December 31, 2006, the Company had net operating loss carryforwards for state income tax purposes of approximately $23.5 million that expire in the years 2015 through 2016 and state research and development tax credits of approximately $2.7 million that have no expiration date.

Approximately $4.6 million of the valuation allowance for deferred tax assets relates to benefits of stock options deductions that, when recognized, will be allocated directly to additional paid-in capital.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

	December 31,
	2004	2005	2006

U.S. federal taxes (benefit)
At statutory rate	$(17,180)	$(12,269)	$(5,720)
State taxes (net of federal)	(2,893)	(1,965)	(533)
Alternative minimum taxes	—	—	140
Stock related deductions	—	—	(208)
Unbenefited foreign losses	7,624	10,120	5,610
Other	(1,149)	(801)	(232)
Unbenefited losses	13,598	4,915	1,083

Total	$—	$—	$140

11.	Litigation

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

On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the District Court’s ruling certifying the consolidated cases as class actions. It cannot be determined at this time what effect this ruling will have on the settlement. If the decision by the Court of Appeals is not reversed, it is possible that individual lawsuits may be filed.

If the proposed settlement agreement is not finalized, and an action proceeds against the Company based on the facts alleged in the above referenced proceeding, the Company intends to defend the lawsuit vigorously. The Company believes the lawsuit against it and its officers is without merit. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, its business would be significantly harmed.

The Company is not currently a party to any other material pending legal proceedings.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

12.	Segment Information

On July 1, 2004, the Company sold Verdia, the sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company. The operations of Verdia prior to its sale are reflected in the Company’s financial statements as discontinued operations. Thus the agriculture segment data provided in earlier reports is now reflected as discontinued operations (see Note 14). On February 28, 2005, the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Accordingly, the financial position of Codexis is excluded from the December 31, 2005 Consolidated Balance Sheet, and the results of operations of Codexis are included in the consolidated results presented below only until February 28, 2005. Thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The Company has determined its reportable operating segments based upon how the business is managed and operated. The accounting policies of the segments described above are the same as those described in Note 1. Corporate administrative costs are generally allocated based on headcount.

Segment Earnings

	Human	Chemicals	Maxygen, Inc.
	Therapeutics	(Codexis)	Consolidated
	(In thousands)

2004
Segment loss	$(38,113)	$(13,278)	$(51,391)
Stock compensation	(325)	(30)	(355)
Interest income and other income (expense), net	3,943	112	4,055
Equity in losses of minority investee	(1,395)	—	(1,395)

Loss from continuing operations	(35,890)	(13,196)	(49,086)
Subsidiary preferred stock accretion	—	(1,000)	(1,000)

Loss applicable to common stockholders — continuing operations	$(35,890)	$(14,196)	$(50,086)

2005
Segment loss	$(39,116)	$(1,325)	$(40,441)
Stock compensation	(183)	—	(183)
Interest income and other income (expense), net	5,552	20	5,572

Loss from continuing operations	(33,747)	(1,305)	(35,052)
Cumulative effect of change in accounting principle	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Loss applicable to common stockholders	$(17,131)	$(1,472)	$(18,603)

2006
Segment loss	$(41,668)	$—	$(41,668)
Interest income and other income (expense), net	8,524	—	8,524
Equity in losses of minority investee	(1,000)	—	(1,000)
Gain on sale of equity investment	17,662	—	17,662

Loss applicable to common stockholders	$(16,482)	$—	$(16,482)

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, depreciation expense for the two segments was $4,648,000 for human therapeutics and $1,512,000 for chemicals. In 2005, depreciation expense for the two segments was $3,268,000 for human therapeutics and $262,000 for chemicals. The operations of Codexis are not included in the consolidated operations of the Company after February 28, 2005. In 2006, depreciation expense was $2,294,000.

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

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Human therapeutics	$11,555	$12,991	$25,021
Chemicals (through February 28, 2005)	4,720	1,510	—

Total revenue	$16,275	$14,501	$25,021

Identifiable Assets and Acquisition of Property and Equipment

The following table presents identifiable assets for each reporting segment:

	December 31,
	2005	2006
	(In thousands)

Human therapeutics	$214,523	$205,647
Chemicals	—	—

Total assets	$214,523	$205,647

The following table presents acquisition of property and equipment for each reporting segment:

	December 31,
	2005	2006
	(In thousands)

Human therapeutics	$1,430	$1,488
Chemicals (through February 28, 2005)	810	—

Total acquisitions	$2,240	$1,488

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Revenues
Collaborative research and development revenue	$9,613	$10,084	$20,544
Grant revenue	1,942	2,907	4,477

Total revenues	11,555	12,991	25,021
Operating Expenses:
Research and development	38,096	39,370	49,130
General and administrative	11,897	12,920	17,559

Total operating expenses	49,993	52,290	66,689

Loss from operations	(38,438)	(39,299)	(41,668)
Interest income and other income (expense), net	3,943	5,552	8,524
Equity in losses of minority investee	(1,395)	—	(1,000)
Gain on sale of equity investment	—	—	17,662

Loss from continuing operations	(35,890)	(33,747)	(16,482)
Income (loss) from discontinued operations	(2,769)	—	—
Gain on sale of discontinued operations	61,197	—	—
Cumulative effect adjustment	—	16,616	—

Net income (loss)	$22,538	$(17,131)	$(16,482)

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Revenues
United States	$12,220	$13,768	$25,021
Denmark	390	86	—
France	2,182	—	—
Austria	1,065	—	—
Australia	244	513	—
Other foreign countries	174	134	—

Total revenue	$16,275	$14,501	$25,021

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2006
	(In thousands)

Long-Lived Assets
United States	$39,726	$40,055
Denmark	7,911	9,721

Total long-lived assets	$47,637	$49,776

Major Customers

Major customers (consisting of the Company’s non-grant collaborators) that represent more than 10% of total Company revenue are presented in the following table:

	2004	2005	2006

Human Therapeutics
Partner A	35.0%	69.4%	82.0%
Partner B	13.4%	—	—

13.	Avidia Inc. (formerly Avidia Research Institute)

On July 15, 2003, the Company and a third party investor formed Avidia Inc. In conjunction with its initial capitalization, the Company contributed certain technology to Avidia and invested $500,000. During 2004, the Company provided a series of loans to Avidia in the aggregate amount of $1.4 million. The loan had an interest rate of 3% per annum and converted into equity securities of Avidia in 2005. As of December 31, 2005, the Company had an equity interest of approximately 13% in Avidia, based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. Until March 31, 2005, the Company’s investment in Avidia was accounted for under the equity method of accounting and the Company’s share of Avidia’s results was recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. In April 2005, Avidia issued additional equity securities, which lowered the Company’s ownership below 20%. Since the Company did not have the ability to exercise significant influence over Avidia’s operating and financial policies, after March 31, 2005, the Company’s investment in Avidia was accounted for under the cost method of accounting. As of December 31, 2004 and 2005, the Company had recorded losses equal to its investment basis.

On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia. As a result of the acquisition, the Company received a cash payment of approximately $17.8 million in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen. Accordingly, the Company recorded a gain on the exchange of its equity interest in Avidia of approximately $17.8 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied.

14.	Sale of Verdia and Discontinued Operations

On July 1, 2004, the Company completed the sale of Verdia, its agriculture subsidiary and sole component of its agriculture segment, to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for $64.0 million in cash, before income taxes and transaction costs of $1.4 million. Results of discontinued operations provided below reflect the results of Verdia until and including July 1, 2004.

Verdia’s investment in DeltaMax Cotton LLC, its joint venture with Delta and Pine Land Company in which Verdia had an equity interest of 50% as of July 1, 2004, was accounted for under the equity method of accounting.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s sale of Verdia on July 1, 2004, Verdia’s portion of the DeltaMax loss as of July 1, 2004 is included in the income (loss) from discontinued operations in the Consolidated Statement of Operations.

The Company has recorded a gain from the sale of Verdia as follows (in thousands):

Cash received from sale	$64,000
Less: Basis in Verdia	(1,419)
Less: Income tax expense	(921)
Less: Transaction costs:
Compensation related expense	(325)
Legal, accounting and other fees and expenses	(138)

Gain on sale of discontinued operations	$61,197

15.	Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Restructuring Charges

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

Charges

Severance costs
Research and development	$471
General and administrative	336

Total	$807

17.	Related Party Transactions

On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company has agreed to pay consulting fees to Waverley of $24,166 per month during the term of the consulting agreement and has granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock. The option vests and is exercisable as to 1/12 of the underlying shares monthly beginning May 1, 2006 and has an exercise price of $8.28 per share. For the year ended December 31, 2006, the Company recognized $6.7 million of stock-based compensation expense under SFAS 123(R) in the Consolidated Statements of Operations related to stock options, of which approximately $902,000 is attributable to the option granted to Mr. Stein. Total expense under this arrangement was approximately $1.1 million for the year ended December 31, 2006.

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

Controls Evaluations.  Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has (i) evaluated the effectiveness of our Disclosure Controls as of December 31, 2006, (ii) assessed the effectiveness of our Internal Control as of December 31, 2006 and (iii) evaluated whether any change in Internal Control that occurred in the most recently completed fiscal quarter has materially affected, or is reasonably likely to materially affect, our Internal Control.

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

Quarterly Reports

Quarterly Evaluation of Disclosure Controls.  Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2006 to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Quarterly Evaluation of Changes in Internal Control.  During the most recently completed fiscal quarter there has been no change in our Internal Control that has materially affected, or is reasonably likely to materially affect, our Internal Control.

Annual Report Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002

Annual Report on Internal Control Over Financial Reporting:  Company management is responsible for establishing and maintaining adequate Internal Control. Management assessed the effectiveness of our Internal Control as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on the assessment using those criteria, management believes that, as of December 31, 2006, our Internal Control was effective.

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

We have audited management’s assessment, included in the accompanying Annual Report on Internal Control Over Financial Reporting, that Maxygen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maxygen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Maxygen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maxygen, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxygen, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 13, 2007

Item 9B	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The remaining information required by this item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors’ Meetings and Committees — Audit Committee” contained in the 2007 Proxy Statement.

Item 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” contained in the 2007 Proxy Statement.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the 2007 Proxy Statement.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Related Party Transactions” and “Board of Directors’ Meetings and Committees” contained in the 2007 Proxy Statement.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2007 Proxy Statement.

Pre-Approval of Non-Audit Services

During the quarter ended December 31, 2006, the Audit Committee did not approve any non-audit services to be provided by Ernst & Young LLP.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements.  The following documents are being filed as part of this report:

15(a)(2) Financial Statement Schedules.  Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

15(a)(3) Exhibits.

Exhibit
Number		Description of Exhibit

2.1		Exchange Agreement, dated as of April 12, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S(1)
2.2		Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S(1)
2.3		Agreement and Plan of Merger, dated June 2, 2004, by and among Pioneer Hi-Bred International, Inc., Tango Merger Sub, Inc., Maxygen, Inc. and Verdia, Inc.(2)
3.1		Amended and Restated Certificate of Incorporation(3)
3.2		Amended and Restated Bylaws(3)
4.1		Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1)(4)
*10	.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7)(4)
*10	.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1)(5)
*10	.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3)(6)
*10	.4	Form of Amendment No. 2 to Executive Officer Change of Control Plan (Exhibit 10.3)(7)
*10	.5	1997 Stock Option Plan, as amended, with applicable option agreement(8)
*10	.6	Form of Amendment to Stock Option Agreements (Exhibit 10.2)(7)
*10	.7	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3)(5)
*10	.8	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11)(9)
*10	.9	2000 International Stock Option Plan, as amended, with applicable option agreement (10)
*10	.10	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (11)
*10	.11	2006 Equity Incentive Plan (including related form of stock option agreement) (Exhibit 10.4)(7)
*10	.12	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (12)
10.13		Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.4)(4)
10.14		First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.5)(4)
10.15		Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.6)(9)
10.16		Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.15) (13)

Exhibit
Number		Description of Exhibit

10.17		Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.13) (14)
10.18		Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.2) (15)
10.19		Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.14) (14)
10.20		First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.1) (15)
10.21		Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm (16)
10	.22+	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended (Exhibit 10.3 to Amendment No. 2)(4)
*10	.23	Description of 2006 Executive Officer Cash Bonus Plan (Exhibit 10.1)(7)
*10	.24	Description of Goldstein Reimbursement Arrangement (17)
*10	.25	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.
10	.26+	Co-Development and Commercialization Agreement, dated as of December 9, 2005, among Hoffman-La Roche, Inc., F. Hoffman-La Roche Ltd. and Maxygen Holdings Ltd. (Exhibit 10.23) (18)
10	.27+	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)
10	.28+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc. (19)
*10	.29	Consulting Agreement, dated as of January 12, 2006 (effective January 1, 2006), between Balkrishan Gill and Maxygen, Inc. (Exhibit 10.24) (18)
*10	.30	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006 (20)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 2, 2004.

(3)	Incorporated by reference to the corresponding exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(7)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006).

(8)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(10)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(11)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to the exhibit 4.2 to Maxygen’s Registration Statement on Form S-8 (No. 333-138898) filed with the Securities and Exchange Commission on November 22, 2006.

(13)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

(14)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005.

(15)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006.

(16)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on February 7, 2005.

(18)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(19)	Incorporated by reference to Exhibit 10.6 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2006.

(20)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on April 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

March 14, 2007

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

Signature	Title	Date

/s/ Russell J. Howard Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ Lawrence W. Briscoe Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Isaac Stein Isaac Stein	Chairman of the Board	March 14, 2007

/s/ M.R.C. Greenwood M.R.C. Greenwood	Director	March 14, 2007

/s/ Louis G. Lange Louis G. Lange	Director	March 14, 2007

/s/ Ernest Mario Ernest Mario	Director	March 14, 2007

/s/ Gordon Ringold Gordon Ringold	Director	March 14, 2007

/s/ James R. Sulat James R. Sulat	Director	March 14, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Exchange Agreement, dated as of April 12, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S(1)
2.2		Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S (1)
2.3		Agreement and Plan of Merger, dated June 2, 2004, by and among Pioneer Hi-Bred International, Inc., Tango Merger Sub, Inc., Maxygen, Inc. and Verdia, Inc.(2)
3.1		Amended and Restated Certificate of Incorporation(3)
3.2		Amended and Restated Bylaws(3)
4.1		Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (4)
*10	.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7)(4)
*10	.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1)(5)
*10	.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3)(6)
*10	.4	Form of Amendment No. 2 to Executive Officer Change of Control Plan (Exhibit 10.3)(7)
*10	.5	1997 Stock Option Plan, as amended, with applicable option agreement(8)
*10	.6	Form of Amendment to Stock Option Agreements (Exhibit 10.2)(7)
*10	.7	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3)(5)
*10	.8	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11)(9)
*10	.9	2000 International Stock Option Plan, as amended, with applicable option agreement(10)
*10	.10	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement(11)
*10	.11	2006 Equity Incentive Plan (including related form of stock option agreement) (Exhibit 10.4)(7)
*10	.12	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan(12)
10.13		Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.4)(4)
10.14		First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.5)(4)
10.15		Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.6)(9)
10.16		Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.15)(13)
10.17		Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.13)(14)
10.18		Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.2)(15)
10.19		Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.14)(14)
10.20		First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.1)(15)
10.21		Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm (16)
10	.22+	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended (Exhibit 10.3 to Amendment No. 2) (4)
*10	.23	Description of 2006 Executive Officer Cash Bonus Plan (Exhibit 10.1)(7)
*10	.24	Description of Goldstein Reimbursement Arrangement(17)

Exhibit
Number		Description of Exhibit

*10	.25	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.
10	.26+	Co-Development and Commercialization Agreement, dated as of December 9, 2005, among Hoffman-La Roche, Inc., F. Hoffman-La Roche Ltd. and Maxygen Holdings Ltd. (Exhibit 10.23)(18)
10	.27+	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)
10	.28+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.(19)
*10	.29	Consulting Agreement, dated as of January 12, 2006 (effective January 1, 2006), between Balkrishan Gill and Maxygen, Inc. (Exhibit 10.24)(18)
*10	.30	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006 (20)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 2, 2004.

(3)	Incorporated by reference to the corresponding exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(7)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006).

(8)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(10)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(11)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to the exhibit 4.2 to Maxygen’s Registration Statement on Form S-8 (No. 333-138898) filed with the Securities and Exchange Commission on November 22, 2006.

(13)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

(14)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005.

(15)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006.

(16)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on February 7, 2005.

(18)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(19)	Incorporated by reference to Exhibit 10.6 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2006.

(20)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on April 4, 2006.