Form 10-Q
period 2007-03-31
MAXYGEN INC
filed 2007-05-08
CIK 1068796

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
          As of April 30, 2007, there were 36,787,743 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007
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

i

     We own or have rights to various copyrights, trademarks and trade names used in our business, including Maxygen®, MaxyScan® and MolecularBreeding.™ Other service marks, trademarks and trade names referred to in this report are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.
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
     These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A – Risk Factors,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

ii

Part I – Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2007
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,504	$26,379
Short-term investments	133,384	137,357
Accounts receivable and other receivables	4,099	2,944
Prepaid expenses and other current assets	3,133	2,906

Total current assets	187,120	169,586
Property and equipment, net	3,262	3,182
Goodwill	12,192	12,192
Long-term investments	2,988	12,991
Deposits and other long-term assets	85	85

Total assets	$205,647	$198,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435	$2,450
Accrued compensation	4,708	2,951
Other accrued liabilities	2,954	4,214
Deferred revenue	1,527	171
Taxes payable	140	—

Total current liabilities	11,764	9,786
Non-current deferred revenue	4,066	—
Other long-term liabilities	18	36
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 36,157,910 and 36,731,497 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	4	4
Additional paid-in capital	411,195	417,221
Accumulated other comprehensive loss	(696)	(642)
Accumulated deficit	(220,704)	(228,369)

Total stockholders’ equity	189,799	188,214

Total liabilities and stockholders’ equity	$205,647	$198,036

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2006	2007
	(unaudited)
Collaborative research and development revenue	$4,067	$7,597
Revenue from related party	—	556
Grant revenue	898	939

Total revenues	4,965	9,092
Operating expenses:
Research and development	13,262	14,600
General and administrative	4,318	4,331

Total operating expenses	17,580	18,931

Loss from operations	(12,615)	(9,839)

Interest income and other income (expense), net	1,893	2,174

Net loss	$(10,722)	$(7,665)

Basic and diluted loss per share	$(0.30)	$(0.21)

Shares used in basic and diluted per share calculation	35,973	36,586
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2006	2007
	(unaudited)
Operating activities
Net loss	$(10,722)	$(7,665)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	619	477
Non-cash stock compensation	1,483	1,852
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,237	1,155
Prepaid expenses and other current assets	(506)	228
Deposits and other assets	(7)	—
Accounts payable	1,653	15
Accrued compensation	(1,585)	(1,757)
Other accrued liabilities	102	1,276
Taxes payable	—	(140)
Deferred revenue	(856)	(5,422)

Net cash used in operating activities	(7,582)	(9,981)

Investing activities
Purchases of available-for-sale securities	(17,939)	(70,007)
Maturities of available-for-sale securities	36,053	56,090
Acquisition of property and equipment	(376)	(397)

Net cash provided by (used in) investing activities	17,738	(14,314)

Financing activities
Proceeds from issuance of common stock	396	4,174

Net cash provided by financing activities	396	4,174

Effect of exchange rate changes on cash and cash equivalents	15	(4)

Net increase (decrease) in cash and cash equivalents	10,567	(20,125)
Cash and cash equivalents at beginning of period	26,940	46,504

Cash and cash equivalents at end of period	$37,507	$26,379

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2007, and for the three months ended March 31, 2006 and March 31, 2007 includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     In addition, results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Principles of Consolidation
     The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”).
     The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing innovative biotechnology-based solutions for improving the manufacture of existing small molecule pharmaceutical products. Prior to February 28, 2005, the Company recorded minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. As of February 28, 2005, the date upon which the Company’s equity interests in Codexis fell below 50%, the Company no longer consolidates the financial results of Codexis and, instead accounts for its investment in Codexis under the equity method of accounting. As of December 31, 2005, the Company had recorded losses equal to its investment basis in Codexis. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and the Company purchased approximately $400,000 of additional preferred stock. Subsequent to its investments in May and August 2006, the Company recorded losses of $1.0 million in 2006 under the equity method of accounting and, at December 31, 2006, had recorded losses equal to its investment basis in Codexis. The Company’s investment basis in Codexis as of December 31, 2006 and March 31, 2007 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of March 31, 2007, the Company’s equity interest in Codexis was approximately 32%.
     On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia Inc. (“Avidia”), a private biotechnology company in which the Company had a minority investment. Avidia was established by the Company and a third party investor in July 2003. Until March 31, 2005, the Company’s investment in Avidia was accounted for under the equity method of accounting and the Company’s share of Avidia’s results was recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the condensed consolidated statements of operations. After March 31, 2005, the Company’s investment in Avidia was accounted for under the cost method of accounting. At the time of the acquisition of Avidia by Amgen, the Company’s basis in Avidia was zero. As a result of the acquisition, the Company received a cash payment of approximately $17.8 million in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen. Accordingly, the Company recorded a gain on disposal of this investment of approximately $17.7 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied.
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
     Revenue related to collaborative research payments from the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in the respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Under certain collaborative research and development agreements, the Company and the collaborative partner agreed to share in the costs of research and development. In periods where the Company incurs more costs than the collaborative partner, payments from the collaborative partner are included in collaborative research and development revenues and, in periods where the collaborative partner incurs more expenses than the Company, the Company’s payments to the collaborative partner are included in research and development expenses. Research and development expenses (including associated general and administrative expenses) under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.
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
     The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three months ended
	March 31,
	2006	2007
Net loss	$(10,722)	$(7,665)

Basic and diluted:
Weighted-average shares used in computing basic and diluted loss per share	35,973	36,586

Basic and diluted loss per common share	$(0.30)	$(0.21)

     In accordance with paragraph 15 of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive to loss from continuing operations for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was approximately 9,754,000 at March 31, 2006 and 10,947,000 at March 31, 2007.
Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2006	March 31, 2007
Unrealized gain on available-for-sale securities	$46	$45
Unrealized losses on available-for-sale securities	(108)	(48)
Foreign currency translation adjustments	(634)	(639)

Accumulated other comprehensive loss	$(696)	$(642)

Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
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
     In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The application of the guidance in the first quarter of 2007 did not have a material impact on the Company’s balance sheet and statement of operations and the related financial statement disclosures.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. See note 8 for additional information regarding the Company’s adoption of FIN 48.
Stock-Based Compensation
     As of March 31, 2007, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which has replaced the 1997 Plan, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended March 31, 2007 related to employee stock options and the ESPP was $1.4 million and $13,000, respectively, and for the three months ended March 31, 2006 was $1.4 million and $66,000, respectively. Stock-based compensation expense related to consultant stock options was $430,000 for the three months end March 31, 2007 and there was no stock-based compensation expense related to consultant stock options for the three months ended March 31, 2006.
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
     As part of its adoption of SFAS 123(R), the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified no discernable activity patterns other than the employee populations for its U.S. and Danish operations. The Company uses the Black-Scholes-Merton option pricing model to value the options for each of the employee populations. The weighted average assumptions used in the model for each employee population are outlined in the following table:

	Three months ended		Three months ended
	March 31, 2006		March 31, 2007
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	4.3%	4.34%	4.64%	4.76%
Risk-free interest rate range—ESPP	3.2% to 4.36%	—	4.74% to 5.09%	—
Expected life—Options	5.13 years	2.4 years	5.7 years	2.4 years
Expected life—ESPP	0.92 years	—	0.94 years	—
Expected volatility—Options	56.42%	44.38%	52.96%	45.28%
Expected volatility—ESPP	42.97%	—	48.31%
     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

Valuation and Expense Information under SFAS 123(R)
     For the three months ended March 31, 2006 and 2007, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock-based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2006	2007
Research and development	$605,538	$617,691
General and administrative	877,861	1,234,267

Stock-based compensation expense before income taxes	1,483,399	1,851,958
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$1,483,399	$1,851,958

     There was no capitalized stock-based employee compensation cost as of March 31, 2006 and March 31, 2007. There were no recognized tax benefits during the quarters ended March 31, 2006 and March 31, 2007.
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
     The Company’s cash equivalents and investments as of March 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$26,379	$—	$—	$26,379
Commercial paper	67,527	25	—	67,552
Corporate bonds	14,063	—	(2)	14,061
U.S. government agency securities	68,761	20	(46)	68,735

Total	176,730	45	(48)	176,727
Less amounts classified as cash equivalents	(26,379)	—	—	(26,379)

Total investments	$150,351	$45	$(48)	$150,348

     The Company’s cash equivalents and investments as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,258	$—	$—	$25,258
Commercial paper	20,082	2	(7)	20,077
Corporate bonds	57,459	16	(101)	57,374
U.S. government agency securities	60,139	28	—	60,167

Total	182,938	46	(108)	182,876
Less amounts classified as cash equivalents	(46,504)	—	—	(46,504)

Total investments	$136,434	$46	$(108)	$136,372

     Realized gains or losses on the maturity of available-for-sale securities for the three-month periods ended March 31, 2006 and March 31, 2007 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized gains of $22,000 for the three months ended March 31, 2006 and unrealized gains of $59,000 for the three months ended March 31, 2007. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $3,000 are other than temporary.
     At March 31, 2007, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$137,352	$137,356
Due after one year through two years	12,999	12,992

	$150,351	$150,348

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
     The Company accounts for derivative instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships.
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
     The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. The Company had no foreign currency contracts outstanding at March 31, 2007 or December 31, 2006.
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
5. Commitments
     The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2009. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2009.
     Minimum annual commitments are as follows (in thousands):

For the remainder of 2007	$7,382

Year ending
December 31,
2008	$2,757
2009	199
Thereafter	—

Total commitments beyond current year	$2,956

6. Guarantees and Indemnifications
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
     As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007.
     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007.
7. Related Party Transactions
     On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company has agreed to pay consulting fees to Waverley of $24,166 per month during the term of the consulting agreement and has granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock. The option vests and is exercisable as to 1/12 of the underlying shares monthly beginning May 1, 2006 and has an exercise price of $8.28 per share. For the three months ended March 31, 2007, the Company recognized stock-based compensation expense of approximately $430,000 attributable to the option granted to Mr. Stein. Total expense under this arrangement, including cash payments, was approximately $502,000 for the three months ended March 31, 2007.
     In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a portion of any revenues received by Codexis for the sale of energy products and the use of processes in the energy field. Accordingly, in March 2007, the Company received $556,000 from Codexis as a result of revenues received by Codexis under its collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels. The payment from Codexis is reflected as revenue from related party in the condensed consolidated statements of operations.
8. Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was approximately $5.6 million at each date. These unrecognized tax benefits if recognized would be offset by a full valuation allowance. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and March 31, 2007.
     Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s interest income and other income (expense), net did not change. As of March 31, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the three months ended March 31, 2007 and 2006, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits.
     The tax years 1997 to 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject and for the years 2001 to 2006 for the international taxing jurisdictions to which the Company is subject.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements” and “Risk Factors.”
Executive Summary
     We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, we have established a focus in human therapeutics, particularly on the development of optimized protein pharmaceuticals.
     Two of the drug candidates that we have developed are currently in clinical trials: MAXY-G34, an improved next-generation granulocyte colony stimulating factor (G-CSF), for the treatment of neutropenia, and MAXY-alpha, an interferon alpha product for the treatment of hepatitis C virus (HCV) infection and other indications. In August 2006, we initiated a Phase I clinical trial in the United States to evaluate MAXY-G34 and we plan to initiate Phase II clinical trials of MAXY-G34 in the first half of 2007. In November 2006, F. Hoffmann-La Roche Ltd., or Roche, initiated a Phase Ia clinical trial in New Zealand to evaluate MAXY-alpha for the treatment of HCV. We received a $2.0 million milestone payment from Roche in the fourth quarter of 2006 as a result of the commencement of this clinical trial.
     In addition to our clinical stage product candidates, we have other preclinical and research stage programs, including our MAXY-VII and MAXY-gamma programs, and assets outside of our core business, including research on certain vaccine programs.
     Our MAXY-VII product candidates are designed to be superior next-generation factor VII products to treat hemophilia and acute bleeding indications. Effective April 12, 2007, Roche terminated its agreement with us relating to the development and commercialization of these product candidates for acute bleeding indications due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. As a result of the termination of this agreement, we hold all rights to our MAXY-VII product candidates. We currently intend to advance one of our MAXY-VII product candidates into clinical trials for the treatment of hemophilia, and we are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications.
     Our MAXY-gamma product candidates are next-generation versions of interferon gamma. In 2001, we granted an exclusive license to InterMune, Inc., or InterMune, to develop and market our MAXY-gamma product candidates for all human therapeutic indications. In March 2007, InterMune announced that it was discontinuing development of Actimmune for the treatment of idiopathic pulmonary fibrosis (IPF) and also announced that it will implement a number of operational and infrastructure changes, including a significant reduction in staffing levels. As a result of these developments and informal discussions with InterMune, we do not believe that InterMune plans to continue the development of our MAXY-gamma product candidates. If InterMune fails to develop our MAXY-gamma product candidates, all rights to our MAXY-gamma product candidates will revert back to us.
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
     We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. As of March 31, 2007, we had an equity interest in Codexis of approximately 32% and our investment basis in Codexis was zero. We are not obligated to fund the operations or other capital requirements of Codexis.
     In December 2006, we expanded the scope of exclusive licenses previously granted to Codexis to our MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, we are entitled to receive a portion of any revenues received by Codexis for the sale of energy products and the use of processes in the energy field.

Accordingly, in March, 2007, we received $556,000 from Codexis as a result of revenues received by Codexis under its collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels.
     We established Verdia to focus on the development of processes and products for the agricultural industry. On July 1, 2004, we completed the sale of Verdia to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64.0 million.
     In July 2003, we established Avidia Inc. (formerly Avidia Research Institute), or Avidia, together with a third-party investor. Avidia was formed as a spin-out of Maxygen to focus on the development of a new class of subunit proteins as therapeutic products. We also received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings of Avidia. On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. At the time of the acquisition of Avidia by Amgen Inc., our basis in Avidia was zero. As a result of the acquisition, we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained certain exclusive and non-exclusive rights to use Avidia technology to develop and commercialize products directed to certain specific targets.
     To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. Over the past several years, we have strategically shifted our focus to pharmaceutical products and believe this is an important step in building long-term value in our company. Revenues from our research collaboration agreements increased from $4.1 million for the three months ended March 31, 2006 to $7.6 million in the three months ended March 31, 2007, primarily due to our recognition of $5.4 million of deferred revenue in the first quarter of 2007 as a result of the termination of our collaboration agreement with Roche relating to the co-development and commercialization of our MAXY-VII product candidates. We expect our revenue to decrease in 2007 compared to 2006, primarily due to the loss of collaborative research and development revenue under this co-development agreement. Due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.
     For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands).
     We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $176.7 million as of March 31, 2007.
     We have incurred significant operating losses from continuing operations since our inception. As of March 31, 2007, our accumulated deficit was $228.4 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses for the three months ended March 31, 2007 were $14.6 million, compared to $13.3 million for the comparable period in 2006. We expect to incur additional operating losses over at least the next several years.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
Revenues
     Our total revenues were $9.1 million in the three months ended March 31, 2007, compared to $5.0 million in the comparable period in 2006. Our revenues are derived primarily from research collaboration agreements and government research grants. Roche was the only collaborative partner that contributed to our collaborative research and development revenues during the three months ended March 31, 2007. Revenues from our research collaboration agreements increased from $4.1 million in the three months ended March 31, 2006 to $7.6 million in the comparable period in 2007, primarily due to the termination by Roche of the co-development and commercialization agreement for our MAXY-VII product candidates, which caused us to accelerate the recognition of $5.4 million of deferred revenue in the first quarter of 2007 relating to the $8.0 million upfront payment received from Roche in 2005. For the three months ended March 31, 2007, our revenues also include $2.2 million earned as net reimbursement of our research and development activities prior to the termination of our MAXY-VII co-development and commercialization agreement with Roche.
     Our revenues from government research grants increased from $898,000 in the three months ended March 31, 2006 to $939,000 in the comparable period in 2007, primarily as a result of increased activity on existing grant projects.
     For the three months ended March 31, 2007, our revenues also include $556,000 received from Codexis under our license agreement with Codexis, which reflects amounts due to us from payments received by Codexis under its collaboration agreement with Shell Oil Products US. The payment from Codexis is reflected as revenue from related party in the condensed consolidated statements of operations.
     We expect our revenue for the remainder of 2007 to decrease compared to 2006, due primarily to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. However, due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.
Research and Development Expenses
     Our research and development expenses consist primarily of research consultants and external collaborative research expenses (including contract manufacturing and research), salaries and benefits, facility costs, supplies and depreciation. Research and development expenses were $14.6 million in the three months ended March 31, 2007 and $13.3 million in the comparable period in 2006. This $1.3 million increase in our research and development expenses was primarily related to increased salaries and benefits and external collaborative research expenses associated with the development of our product candidates, including the manufacture of product candidates for clinical trials.
     Stock compensation expenses included in research and development expenses increased to $618,000 in the three months ended March 31, 2007, compared to $605,000 in the three months ended March 31, 2006, primarily as a result of the issuance of additional stock options.
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
     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended
	March 31,
	2006	2007
Collaborative projects funded by third parties(1)	$2,070	$2,238
Government grants	846	932
Internal projects	10,346	11,430

Total	$13,262	$14,600

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
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
     We expect that our research and development costs will increase in 2007 over 2006, due to an increase in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the continued clinical development of our MAXY-G34 product candidates. In addition, because we are proceeding with the preclinical development and potential clinical trials of our MAXY-VII product candidates for hemophilia and evaluating our plans for the continued development of our MAXY-VII product candidates for acute indications, the research and development costs associated with the development of our MAXY-VII product candidates may increase substantially in 2007 compared to 2006. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations.

General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as stock compensation, insurance premiums and professional expenses, such as external expenditures for legal and accounting. General and administrative expenses remained flat at $4.3 million for the three months ended March 31, 2006 and 2007. General and administrative stock compensation expense increased from $878,000 in the three months ended March 31, 2006 to $1.2 million in the three months ended March 31, 2007, primarily due to consultant options granted in April 2006.
     Our general and administrative expenses may increase slightly in 2007 compared to 2006, depending on, among other things, the levels of share-based payments granted in 2007.
Interest Income and Other Income (Expense), Net
     Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities, net of currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net increased from $1.9 million in the three months ended March 31, 2006 to $2.2 million in the three months ended March 31, 2007, due to higher interest income reflecting higher interest rates in 2007 on lower average balances of cash, cash equivalents and marketable securities. Included in these amounts are foreign exchange losses of $10,000 and $105,000 in the three months ended March 31, 2006 and 2007, respectively.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We currently are evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
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

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, as a result of the acquisition of Avidia by Amgen Inc., we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of March 31, 2007, we had $176.7 million in cash, cash equivalents and marketable securities.
     Net cash used in operating activities increased from $7.6 million in the three months ended March 31, 2006 to $10.0 million in the three months ended March 31, 2007, primarily due to the reduction of deferred revenue related to the termination of our collaboration agreement with Roche for our MAXY-VII product candidates in April 2007. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $17.7 million in the three months ended March 31, 2006 and net cash used in investing activities was $14.3 million in the three months ended March 31, 2007. The cash used during the three months ended March 31, 2007 was primarily related to purchases of available-for-sale securities in excess of maturities. The cash provided during the three months ended March 31, 2006 was primarily related to maturities of available-for-sale securities in excess of purchases. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided by financing activities was $400,000 in the three months ended March 31, 2006 and $4.2 million in the three months ended March 31, 2007. The cash provided during the 2006 and 2007 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on our condensed consolidated balance sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $15,000 in the three months ended March 31, 2006 and a decrease of $4,000 in the three months ended March 31, 2007.
     The following are contractual commitments as of March 31, 2007 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
					More
		Less than	1-3	4-5	than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating lease obligations	$2,702	$1,331	$1,371	$—	$—
Purchase obligations	7,636	6,051	1,585	—	—

Total	$10,338	$7,382	$2,956	$—	$—

     As of March 31, 2007, we are eligible to receive up to $50.0 million in potential milestone payments from Roche under our existing collaboration agreement relating to the development of our MAXY-alpha product candidates. We may also earn royalties on future product sales, if any.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market risk management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2007. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control
     There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II – Other Information
Item 1. Legal Proceedings
     The information set forth above under Note 4 contained in the unaudited condensed consolidated financial statements in Part I – Item 1 of this report is incorporated herein by reference.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We have incurred losses since our inception, including losses from continuing operations of $16.5 million, $35.1 million and $49.1 million in 2006, 2005 and 2004, respectively. For the three months ended March 31, 2007, our loss from continuing operations was $9.8 million and, as of March 31, 2007, we had an accumulated deficit of $228.4 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
     We are an early stage company deploying unproven technologies. If we do not develop commercially successful products, we may be forced to cease operations.
     You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. We may not be successful in the commercial development of products. Successful products will require significant investment and development, including clinical testing, to demonstrate their safety and effectiveness before their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of products. We have not proven our ability to develop or commercialize any products. We, alone or in conjunction with corporate collaborators, must conduct a substantial amount of additional development before any regulatory authority will approve any of our potential products. This research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems are frequently encountered in connection with the development and utilization of new and unproven technologies, and the competitive environment in which we operate could limit our ability to develop commercially successful products.

     Drug development is a long, expensive and uncertain process and may not result in the development of any commercially successful products.
     The development of human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials or in clinical trials. Most products that commence clinical trials do not result in a marketed product. Even if a product receives regulatory approval, there can be no assurances that the product will be commercially successful. In addition, due to the nature of human therapeutic research and development, the expected timing of product development, initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. Such uncertainty, which exists even for product candidates that appear promising based on earlier data, may result in research or development delays, clinical trial delays and failures, product candidate failures and delays in regulatory action or approval. Such delays and failures could reduce or eliminate our revenue by delaying or terminating the potential development and commercialization of our product candidates and could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we would need to reduce operations and could be forced to cease operations.
     All of our product candidates are subject to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an investigational new drug application (IND) with respect to our drug candidates, and the results of preclinical studies do not necessarily predict the results of clinical trials. Moreover, the available animal models may be unsuitable for assessing our potential products for one or more indications, increasing the risk that animal models may not provide accurate or meaningful data as to the suitability or advantages of our potential products as treatments for the diseases or medical conditions of interest. Similarly, early-stage clinical trials may not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials will result in obtaining the desired efficacy data to support regulatory approval. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the U.S. Food and Drug Administration (FDA) or any foreign regulatory agency, which could delay, limit or prevent regulatory approval.
     We design our product candidates to confer what we believe will be improved biological properties as compared to one or more currently marketed products. As a result, our product candidates differ from currently marketed drugs in ways that we expect will be beneficial. However, the impact of the modifications that we make in our product candidates may not be fully apparent in preclinical testing and may only be discovered in clinical testing. Such altered properties may render a product candidate unsuitable or less beneficial than expected for one or more diseases or medical conditions of possible interest or make the product candidate unsuitable for further development. For a particular product candidate, this may lead to the redirection of the development strategy which could lead to substantial delays, increased development costs, decreased likelihood of obtaining regulatory approval, and reduced market potential for any resulting product. This also could result in the termination of the development of the affected product candidate. In either case, such results could adversely affect our business.
     In addition, we or our collaborators may determine that certain preclinical or clinical product candidates or programs do not have sufficient potential to warrant further advancement for a particular indication or all indications, and may elect to terminate our programs for such indications or product candidates at any time. If we terminate a preclinical or clinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.
     In particular, the failure of our MAXY-G34 or MAXY-alpha product candidates in clinical development could have a significant adverse material impact on our business. Termination of such programs may also cause the price of our stock to drop significantly.

     Our clinical development strategy, which relies on third party contract research organizations, exposes us to additional risk.
     We do not have the ability to independently conduct clinical trials for our product candidates in the U.S. and other countries, and therefore rely on third parties, such as contract research organizations, to design our clinical trials, enroll qualified patients, conduct our clinical trials, and to analyze the results of such trials. If these third parties do not successfully carry out their contractual duties, do not conduct the clinical trials in accordance with planned deadlines and the approved protocol and regulatory requirements, or are unable to manage the conduct of our clinical trials effectively in compliance with FDA and other regulatory requirements, it could adversely impact the results obtained in such trials and delay the progress or completion of clinical trials, regulatory submissions and commercialization of our potential products. In any such case, we may be affected by increased costs and delays or both, which may harm our business.
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
     Our revenues, expenses and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:
•	termination of research and development contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our development or discovery efforts leading to milestones and royalties;

•	timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements;

•	timing of expenses, particularly with respect to contract manufacturing, preclinical studies and clinical trials;

•	the timing and willingness of collaborators to commercialize our products, which would result in royalties to us; and

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.
     In addition, a large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues fluctuate unexpectedly due to unexpected expiration of government research grants, failure to obtain anticipated new contracts or other factors, we may not be able to immediately reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.
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
     The FDA must approve any therapeutic product or vaccine before it can be marketed in the United States. Other countries also require approvals from regulatory authorities comparable to the FDA before products can be marketed in the applicable country. In addition, other countries may require approvals for pricing and reimbursement. Before we can file biologic license application (BLA) with the FDA or other regulatory entity, the product candidate must undergo extensive testing, including animal studies and human clinical trials, which can take many years and require substantial expenditures.

Data obtained from such testing may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.
     Our product candidates or potential product candidates may produce undesirable toxicities and adverse effects in preclinical studies. Such toxicities or adverse effects could delay or prevent the filing of an IND with respect to such product candidates or potential product candidates, or otherwise delay or hinder product development. In clinical trials, administering any of our product candidates to humans may produce undesirable toxicities or side effects. These toxicities or side effects could interrupt, delay, suspend or terminate clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time.
     Because our potential products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and these authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. Neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding directed evolution platform for commercialization in the United States or elsewhere. We, or our collaborators, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.
     Regulatory approval of a BLA is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and other regulatory agencies also have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval from the FDA and other regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and other regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including:
•	a drug candidate may not be safe or effective;

•	regulatory officials may not find the data from preclinical testing and clinical trials sufficient;

•	the FDA and other regulatory agencies might not approve of the manufacturing processes, product characterization and specifications, or our third-party manufacturer's facilities; or

•	the FDA and other regulatory agencies may change its approval policies or adopt new regulations.
     Even if we receive regulatory approval to sell a product, the approved label for a product may entail limitations on the indicated uses for which we can market a product. For example, even if MAXY-G34 is approved by the FDA, if we are not able to obtain broad labeling for this product allowing approved use with multiple chemotherapy regimens for multiple cancers, MAXY-G34 may not be adopted by hospital formularies or otherwise have limited commercial success which would have a significant adverse impact on our business. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review, and discovery of previously unknown problems or side effects associated with an approved product or the discovery of previously unknown problems with the manufacturer may result in restrictions on the product, the manufacturer or the manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.
     During the period while we are engaged in product development, the policies of the FDA and foreign regulatory entities may change and additional government laws or regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. If we are not able to maintain regulatory compliance, we might not obtain approval of our products or be permitted to market our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In this regard, legislation has been proposed in the United States but not yet enacted into law that would define a regulatory approval process for protein drugs that are similar to already marketed protein drugs.
     Our current and future product candidates could take a long time to gain regulatory approval, or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.
     The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In August 2006, we initiated a Phase I clinical trial in the United States for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia and we plan to initiate Phase II clinical trials of MAXY-G34 in the first half of 2007. In November 2006, Roche initiated a Phase Ia clinical trial in New Zealand for our lead MAXY-alpha product candidate for the treatment of Hepatitis C virus infection. Thus, our most advanced product candidates are now only in the early stages of clinical trials.
     Although both MAXY-G34 and MAXY-alpha have demonstrated properties in preclinical testing indicating that they may have advantages as compared to currently marketed drugs, the results from preclinical testing in vitro and animal models, as well as early, small scale clinical trials often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. There are no assurances that clinical trials of any of our current or future product candidates will produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.
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

     As a result of these risks and other factors, we and/or our collaborators may conduct lengthy and expensive clinical trials of MAXY-G34, MAXY-alpha or our other current or future product candidates, only to learn that a particular product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval for one or more therapeutic indications, has failed to demonstrate clinically relevant differentiation of our products from currently marketed products, does not offer therapeutic or other improvements compared to other marketed drugs, has unforeseen adverse side effects or does not otherwise demonstrate sufficient potential to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our product candidates could severely harm our business.
     Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks.
     We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of any clinical trials and any commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards or other regulatory requirements to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturer is unable to manufacture preclinical or clinical supplies in a timely manner, or is unable or unwilling to satisfy our needs or FDA or other regulatory requirements, it could delay or prevent clinical trials, regulatory submissions and commercialization of our potential products, entail higher costs and possibly result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials, delay or prevent us from achieving development milestones under our collaborative agreements or result in the termination of development of particular product candidates, adversely affecting our revenues and product development timetable, which in turn could adversely affect our stock price.
     There are a limited number of contract manufacturers that are suitable for the manufacture of protein pharmaceuticals in compliance with current Good Manufacturing Practices (GMP) requirements and there is often limited access to, and waiting periods for, such facilities. If we are unable to enter into agreements with qualified manufacturers that will provide us with our product candidates in a timely manner and at an acceptable cost, our business will be adversely affected.
     With regard to our MAXY-G34 product, we obtain polyethylene glycol (PEG) for use in making such product from a third party. If this third party fails or is unable to timely supply us with PEG that meets our product needs, then we could encounter delays in the development or commercialization of MAXY-G34, which in turn could adversely affect our business and our stock price.
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
     We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from grants, will enable us to maintain our currently planned operations for at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase in future periods depending on many factors, including payments received under collaborative agreements and government grants, the progress and scope of our collaborative and independent research and development projects, the extent to which we advance products into and through clinical trials with our own resources, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims. Changes may also occur that would consume available capital resources significantly sooner than we expect.
     We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us or our stockholders. If additional funds are not available, we may be forced to delay or terminate research or preclinical development programs, clinical trials or the commercialization of products, if any, resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
     If our collaborations are not successful, we may not be able to effectively develop and market some of our products.
     Since we do not currently possess the resources, infrastructure or experience necessary to commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we have generally sought to enter into collaborative arrangements with third parties that have such capabilities to fund the development of new product candidates for specific indications and develop and commercialize potential products. These contracts generally expire after a fixed period of time. If any such collaboration arrangements are not maintained or if we do not enter into new collaborative agreements, our revenues would be reduced and our potential products may not be commercialized.
     We have limited or no control over the resources that any present or future collaborator may devote to the development and commercialization of our potential products. A collaborator may elect not to develop potential products arising out of our collaborative arrangements or not to devote sufficient resources to the development, manufacture, marketing or sale of these products. Further, any of our present or future collaborators may not perform their obligations as expected. These collaborators may delay such development or commercialization, terminate their agreement with us, or breach or otherwise fail to conduct their collaborative activities successfully and in a timely manner. If any of these events occur, we may not be able to develop or commercialize our potential products.

     Effective April 12, 2007, Roche terminated its agreement with us relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. We currently intend to advance one of our MAXY-VII product candidates into clinical trials for the treatment of hemophilia, and we are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications. However, the termination of this agreement by Roche may make it more difficult or impossible for us to enter into an agreement with another third party for the development or commercialization of our MAXY-VII product candidates for acute indications. If we are unable to enter into a new collaboration or licensing arrangement for the development our MAXY-VII product candidates, we may elect to discontinue further development of these product candidates for acute indications. If, on the other hand, we decide to use or own resources to continue the development of these product candidates for acute indications, as well as for hemophilia, our operating expenses could increase substantially, which may harm our business.
     We are also party to an agreement with Roche for the development and commercialization of our MAXY-alpha product candidates. If Roche fails to perform its obligations under this agreement or seeks to materially amend or terminate this agreement, our prospects, including our ability to develop our MAXY-alpha product candidates, would be materially adversely affected.
     Any conflicts with our collaborators could harm our business.
     An important part of our strategy involves conducting proprietary research programs. As a result, we may pursue opportunities in fields that could conflict with those of present or future collaborators. Moreover, disagreements with a collaborator could develop over rights to our intellectual property. Any conflict with a collaborator could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with an existing collaborator, which could reduce our revenues.
     In addition, a collaborator may currently market products intended to treat the medical conditions that our product candidates are planned to be used to treat, and could become our competitors in the future. For example, a collaborator could develop and commercialize competing products, fail to rapidly develop our product candidates, fail to obtain timely regulatory approvals for product commercialization, terminate their agreements with us prematurely, or fail to devote sufficient resources to allow the development and commercialization of our products. Any of these circumstances could harm our product development efforts. For example, Roche currently markets Pegasys, an interferon alpha product for the treatment of hepatitis C virus, that would likely be competitive with the improved interferon alpha product(s) that we have licensed to Roche for the treatment of hepatitis C virus and hepatitis B virus. As a result, Roche could conduct their operations in a manner that discriminates against the product that we developed, for example, by advancing our MAXY-alpha product slowly through development. We have limited ability to prevent actions by Roche that could have any adverse impact on the development and commercialization of our MAXY-alpha product candidates.
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
     We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of biopharmaceutical and biotechnology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We apply for patents covering our technologies and potential products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Enforcement of our patents against infringers could require us to expend significant amounts with no assurance that we would be successful in any litigation. Others may independently develop similar or alternative technologies or design around our patented technologies or products. In addition, others may challenge or invalidate our patents or our patents may fail to provide us with any competitive advantages.
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
     Our ability to develop products depends in part on not infringing patents or other proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies and products. In particular, others have obtained patents, and have filed, and in the future are likely to file, patent applications that may issue as patents that cover genes or gene fragments or corresponding proteins or peptides that we may wish to utilize to develop, manufacture and commercialize our product candidates. There are often multiple patents owned by third parties that cover particular proteins and related nucleic acids that are of interest to us in the development of our product candidates. For example, we are aware that Amgen, Inc. and others have issued patents and pending patent applications relating to G-CSF, and that Novo Nordisk A/S and others have issued patents and pending patent applications relating to Factor VII. To the extent that these patents, or patents that may issue in the future, cover methods or compositions that we wish to use in developing, manufacturing or commercializing our product candidates, and such use by us or on our behalf would constitute infringement of an issued valid patent claim, we would need to obtain a license from the proprietor of the relevant patent rights, which may not be available to us on acceptable terms, if at all.
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
     We are continuing our efforts to contain costs and continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. However, we may not be able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues. As a result, we could have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.
     Our revenues are substantially dependent on a limited number of collaborative arrangements and government grants, and our inability to establish or maintain collaborations or grants would adversely impact our revenues, financial position and results of operation.
     We expect that substantially all of our revenue for the foreseeable future will result from our government grants. Our collaboration agreement with Roche for our MAXY-VII product candidates terminated on April 12, 2007. We currently have five government grants that we expected to generate revenue in 2007. If the government grants are terminated and we are unable to enter into new collaboration agreements, our revenues, financial position and results of operations would be materially adversely affected.
     Other biological products may compete with our products.
     If approved for sale by regulatory authorities, our next-generation protein therapeutics will likely compete with already approved earlier-generation products based on the same protein. In addition, as the patent protection for such earlier-generation protein products expires, we expect that additional products with amino acid sequences identical or substantially similar to those of the earlier-generation protein products that have lost patent protection will also enter the marketplace, and compete with such earlier generation protein products and our products. This competition may be intense, with success determined by product attributes, price and marketing power. The availability of such similar products may result in price erosion for all products of the class and could lead to limits on reimbursement for our products by third party payors.
     The Committee for Medicinal Products for Human Use of the European Agency for the Evaluation of Medicinal Products (EMEA) has adopted guidelines for assessing the comparability of biosimilar products including G-CSF. The basis for such approvals in the European Union will be proof of comparability of the new protein drug to the prior drug, which will require clinical studies of the biosimilar protein drug.

     In the United States, there is presently no legislation that specifically addresses the regulatory process for approval of biosimilar protein drugs, and to date only a biosimilar human growth hormone and certain insulin products have been approved by the FDA under a new drug application (NDA) in accordance with Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. However, legislation has been introduced into both the U.S. Senate and House of Representatives that addresses the development path and requirements for biosimilar protein drugs. It is not clear whether such legislation will be enacted into law, and if passed, what the substance of such legislation will be. However, any law that permits the approval of biosimilars would likely lead to the eventual introduction of biosimilar protein products in the United States.
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
     Even if approved by the FDA or a comparable foreign regulatory agency, any products that we develop through our technologies will compete in multiple, highly competitive markets may fail to achieve market acceptance, which would impair our ability to become profitable. Most of the companies and organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staff and facilities and capabilities, and greater experience in modifying DNA and proteins, obtaining regulatory approvals, manufacturing products and marketing. Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of our collaborators obsolete and noncompetitive.
     In addition, if any of our drug candidates are approved for commercial sale, they will need to compete with other products intended to treat the same disease, including the marketed versions of the protein therapeutic drug that we have sought to improve, and possibly including other variant versions of such drug, and generic bioequivalent or biosimilar versions of such drugs, and small molecule drugs. Such competition may be intense and could lead to price reductions for all forms of a particular therapeutic protein. Moreover, any adverse developments related to a currently marketed version of the protein therapeutic drug that we have sought to improve or a generic bioequivalent or biosimilar version of such drug may have a significant adverse impact on the continued development or future commercialization and marketing of our related product candidates and could cause us to change our development plans or discontinue further development of such product candidates. If we are unable to market and commercialize our product successfully, our business would be adversely affected.
     Legislative actions, recent and potential new accounting pronouncements and higher compliance costs are likely to adversely impact our future financial position and results of operations.
     Recently adopted or future changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and may adversely affect our reported results of operations. For example, our recent implementation of FASB Statement No. 123 (revised 2004), “Share-Based

Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values had a material impact on our consolidated results of operations and net loss per share for the three months ended March 31, 2007 and is expected to have a material impact on our results of operations in the future. The continued impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.
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
     Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business or adversely affect our results of operations. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.
     Our stock price has been, and may continue to be, extremely volatile, and an investment in our stock could decline in value.
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended March 31, 2007, the price of our common stock on the Nasdaq Global Market ranged from $6.78 to $12.41. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any material amendment or termination of our collaborative agreements;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements regarding data related to our products or competing products, new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•	developments in or challenges relating to patent or other proprietary rights; and

•	sales of our common stock or other securities in the open market.
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
     If we or our collaborators receive regulatory approval for our drug candidates, we will be subject to ongoing FDA obligations and continued regulatory review, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.
     Any regulatory approvals that we or our collaborators receive for our product candidates may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA or a foreign regulatory agency approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion, and record-keeping for the product will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restriction on the marketing of the product, and could include withdrawal of the drug from the market.
     We may be subject to costly product liability claims and may not have adequate insurance.
     Because we conduct clinical trails in humans, we face the risk that the use of our product candidates will result in adverse effects. We currently maintain product liability insurance for our clinical trials, however, such liability insurance may not be adequate to fully cover any liabilities that arise from clinical trials of our product candidates. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.

     We currently have no product marketing or commercialization capabilities.
     We plan to commercialize products resulting from our proprietary programs either directly or through licensing to other companies or co-promotion with other companies. We have no experience in marketing or sales, and we currently do not have the resources or capability to market and promote products. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to market and sell products, which could require significant capital investment. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, we will continue to incur losses.
     The coverage and reimbursement status of newly approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.
     There is significant uncertainty related to the coverage and reimbursement of newly approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.
     Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders.
     As of March 31, 2007, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 23% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
     Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect our results.
     Our U.S. facilities are located in our corporate headquarters in Redwood City, California near active earthquake zones. We do not have a formal business continuity or disaster recovery plan, and in the event of a natural disaster, such as an earthquake or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption.
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

MAXYGEN, INC.
May 8, 2007	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

May 8, 2007	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002