Form 10-K/A
period 2006-12-31
MAXYGEN INC
filed 2007-06-25
CIK 1068796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

i

EXPLANATORY NOTE:

This amendment to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2007, is being filed solely to supplement disclosure in Item 1 of Part I of the original Form 10-K under the caption “Other Assets and Areas of Research — Investment in Avidia Inc.” regarding the terms of the Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.), which was filed as Exhibit 10.27 to the original Form 10-K. This amendment is being filed in connection with the resolution of comments received from the SEC regarding an application for confidential treatment of the Cross License Agreement. This amendment does not reflect events occurring after the filing of the original Form 10-K, and is not intended to modify or update the disclosures therein in any way, except as specifically noted above.

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

Investment in Avidia Inc.

In July 2003, we established Avidia, Inc. (formerly Avidia Research Institute), or Avidia, a biotechnology company focused on developing products based on a new class of subunit proteins, together with two third-party investors. We received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings by Avidia. On October 24, 2006, Amgen Inc. completed the acquisition of Avidia. As a result of the acquisition, we received approximately $17.8 million in cash in exchange for our equity interests in Avidia and may receive up to an additional $2.8 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. For more information regarding the sale of our investment in Avidia, see Note 13 of the Notes to Consolidated Financial Statements.

Under a cross license agreement that we entered into with Avidia at the time of Avidia’s formation, we have exclusive and non-exclusive license rights to use certain Avidia technology to develop and commercialize therapeutic products directed to certain specific targets, including CD40, CD-40 ligand, CTLA-4, CD28, B.7.1 (CD80), B.7.2 (CD86), p40 (subunit of IL-12 and IL-23), TPO, any interferon and/or interferon receptor, TPO/IL3 and TNF/IL-1. The cross license agreement does not provide for the payment by us or to us of any amounts for license fees, milestone payments or royalties. The cross license agreement has a twenty-five (25) year term, but may terminate earlier based on the expiration of the patent rights licensed under the agreement. Following the expiration of the cross license agreement, the licenses granted under the agreement become perpetual on a country-by-country basis.

Under the cross license agreement, Avidia also granted us certain limited options to acquire additional licenses to develop and commercialize other therapeutic products researched by Avidia. The exercise of an option would require us to enter into a separate product license agreement for any such product with Amgen Mountain View Inc. (as successor to Avidia) on pre-agreed terms that would include the payment by us to Amgen Mountain View Inc. of royalties based on net sales of the products subject to the product license agreement and milestone payments based upon our achievement of certain regulatory and clinical milestones for such product, up to an aggregate of $19.8 million.

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

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(3) Exhibits.

Exhibit
Number		Description of Exhibit

2.1		Exchange Agreement, dated as of April 12, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S(1)
2.2		Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S(1)
2.3		Agreement and Plan of Merger, dated June 2, 2004, by and among Pioneer Hi-Bred International, Inc., Tango Merger Sub, Inc., Maxygen, Inc. and Verdia, Inc.(2)
3.1		Amended and Restated Certificate of Incorporation(3)
3.2		Amended and Restated Bylaws(3)
4.1		Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1)(4)
*10	.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7)(4)
*10	.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1)(5)
*10	.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3)(6)
*10	.4	Form of Amendment No. 2 to Executive Officer Change of Control Plan (Exhibit 10.3)(7)
*10	.5	1997 Stock Option Plan, as amended, with applicable option agreement(8)
*10	.6	Form of Amendment to Stock Option Agreements (Exhibit 10.2)(7)
*10	.7	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3)(5)
*10	.8	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11)(9)
*10	.9	2000 International Stock Option Plan, as amended, with applicable option agreement (10)
*10	.10	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement (11)
*10	.11	2006 Equity Incentive Plan (including related form of stock option agreement) (Exhibit 10.4)(7)
*10	.12	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (12)
10.13		Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.4)(4)

Exhibit
Number		Description of Exhibit

10.14		First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.5)(4)
10.15		Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.6)(9)
10.16		Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.15) (13)
10.17		Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.13) (14)
10.18		Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.2) (15)
10.19		Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.14) (14)
10.20		First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.1) (15)
10.21		Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm (16)
10	.22+	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended (Exhibit 10.3 to Amendment No. 2)(4)
*10	.23	Description of 2006 Executive Officer Cash Bonus Plan (Exhibit 10.1)(7)
*10	.24	Description of Goldstein Reimbursement Arrangement (17)
*10	.25#	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.
10	.26+	Co-Development and Commercialization Agreement, dated as of December 9, 2005, among Hoffman-La Roche, Inc., F. Hoffman-La Roche Ltd. and Maxygen Holdings Ltd. (Exhibit 10.23) (18)
10	.27#+	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)
10	.28+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc. (19)
*10	.29	Consulting Agreement, dated as of January 12, 2006 (effective January 1, 2006), between Balkrishan Gill and Maxygen, Inc. (Exhibit 10.24) (18)
*10	.30	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006 (20)
21	.1#	List of Subsidiaries
23	.1#	Consent of Independent Registered Public Accounting Firm
24	.1#	Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Previously filed with Maxygen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 14, 2007.

+	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 2, 2004.

(3)	Incorporated by reference to the corresponding exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(7)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006).

(8)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(10)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(11)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to the exhibit 4.2 to Maxygen’s Registration Statement on Form S-8 (No. 333-138898) filed with the Securities and Exchange Commission on November 22, 2006.

(13)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

(14)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005.

(15)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006.

(16)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on February 7, 2005.

(18)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(19)	Incorporated by reference to Exhibit 10.6 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2006.

(20)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on April 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

June 25, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Exchange Agreement, dated as of April 12, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S(1)
2.2		Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2000, by and among Maxygen, Inc., Maxygen Holdings Ltd., ProFound Pharma A/S and the shareholders of ProFound Pharma A/S (1)
2.3		Agreement and Plan of Merger, dated June 2, 2004, by and among Pioneer Hi-Bred International, Inc., Tango Merger Sub, Inc., Maxygen, Inc. and Verdia, Inc.(2)
3.1		Amended and Restated Certificate of Incorporation(3)
3.2		Amended and Restated Bylaws(3)
4.1		Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No. 1) (4)
*10	.1	Form of Executive Officer and Director Indemnification Agreement (Exhibit 10.7)(4)
*10	.2	Form of Executive Officer Change of Control Plan (Exhibit 10.1)(5)
*10	.3	Form of Amendment No. 1 to Executive Officer Change of Control Plan (Exhibit 10.3)(6)
*10	.4	Form of Amendment No. 2 to Executive Officer Change of Control Plan (Exhibit 10.3)(7)
*10	.5	1997 Stock Option Plan, as amended, with applicable option agreement(8)
*10	.6	Form of Amendment to Stock Option Agreements (Exhibit 10.2)(7)
*10	.7	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement (Exhibit 10.3)(5)
*10	.8	1999 Employee Stock Purchase Plan, as amended (Exhibit 10.11)(9)
*10	.9	2000 International Stock Option Plan, as amended, with applicable option agreement(10)
*10	.10	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement(11)
*10	.11	2006 Equity Incentive Plan (including related form of stock option agreement) (Exhibit 10.4)(7)
*10	.12	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan(12)
10.13		Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.4)(4)
10.14		First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.5)(4)
10.15		Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.6)(9)
10.16		Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.15)(13)
10.17		Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.13)(14)
10.18		Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.2)(15)
10.19		Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.14)(14)
10.20		First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc. (Exhibit 10.1)(15)
10.21		Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm (16)
10	.22+	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended (Exhibit 10.3 to Amendment No. 2) (4)
*10	.23	Description of 2006 Executive Officer Cash Bonus Plan (Exhibit 10.1)(7)
*10	.24	Description of Goldstein Reimbursement Arrangement(17)

Exhibit
Number		Description of Exhibit

*10	.25#	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.
10	.26+	Co-Development and Commercialization Agreement, dated as of December 9, 2005, among Hoffman-La Roche, Inc., F. Hoffman-La Roche Ltd. and Maxygen Holdings Ltd. (Exhibit 10.23)(18)
10	.27#+	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)
10	.28+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.(19)
*10	.29	Consulting Agreement, dated as of January 12, 2006 (effective January 1, 2006), between Balkrishan Gill and Maxygen, Inc. (Exhibit 10.24)(18)
*10	.30	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006 (20)
21	.1#	List of Subsidiaries
23	.1#	Consent of Independent Registered Public Accounting Firm
24	.1#	Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Previously filed with Maxygen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 14, 2007.

+	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 15, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 2, 2004.

(3)	Incorporated by reference to the corresponding exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

(4)	Incorporated by reference to the indicated exhibit to Maxygen’s Registration Statement on Form S-1, as amended (No. 333-89413) initially filed with the Securities and Exchange Commission on October 20, 1999.

(5)	Incorporated by reference to the indicated exhibit to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(7)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on June 30, 2006).

(8)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001.

(10)	Incorporated by reference to exhibit 10.6 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002.

(11)	Incorporated by reference to the exhibit 99.3 to Maxygen’s Registration Statement on Form S-8 (No. 333-57486) filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to the exhibit 4.2 to Maxygen’s Registration Statement on Form S-8 (No. 333-138898) filed with the Securities and Exchange Commission on November 22, 2006.

(13)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

(14)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005.

(15)	Incorporated by reference to the indicated exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on August 25, 2006.

(16)	Incorporated by reference to exhibit 10.1 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on February 7, 2005.

(18)	Incorporated by reference to the indicated exhibit to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(19)	Incorporated by reference to Exhibit 10.6 to Maxygen’s Quarterly Report on Form 10-Q (File No. 000-28401) for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 7, 2006.

(20)	Incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on April 4, 2006.