Form 10-Q
period 2007-06-30
MAXYGEN INC
filed 2007-08-02
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     As of July 31, 2007, there were 36,858,458 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007
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

ii

Part I – Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2006	2007
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,504	$25,070
Short-term investments	133,384	137,831
Accounts receivable and other receivables	4,099	588
Prepaid expenses and other current assets	3,133	2,470

Total current assets	187,120	165,959
Property and equipment, net	3,262	3,023
Goodwill	12,192	12,192
Long-term investments	2,988	4,990
Deposits and other long-term assets	85	85

Total assets	$205,647	$186,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435	$2,032
Accrued compensation	4,708	3,656
Other accrued liabilities	2,954	5,477
Deferred revenue	1,527	—
Taxes payable	140	—

Total current liabilities	11,764	11,165
Non-current deferred revenue	4,066	—
Other long-term liabilities	18	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 36,157,910 and 36,847,558 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	4	4
Additional paid-in capital	411,195	419,688
Accumulated other comprehensive loss	(696)	(616)
Accumulated deficit	(220,704)	(244,041)

Total stockholders’ equity	189,799	175,035

Total liabilities and stockholders’ equity	$205,647	$186,249

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
		(unaudited)
Collaborative research and development revenue	$7,950	$874	$12,017	$8,471
Revenue from related party	—	—	—	556
Grant revenue	1,355	1,207	2,253	2,146

Total revenues	9,305	2,081	14,270	11,173
Operating expenses:
Research and development	10,212	16,343	23,474	30,943
General and administrative	4,065	3,528	8,383	7,859

Total operating expenses	14,277	19,871	31,857	38,802

Loss from operations	(4,972)	(17,790)	(17,587)	(27,629)

Interest income and other (expense), net	1,931	2,118	3,824	4,292
Equity in net loss of minority investee	(342)	—	(342)	—

Net loss	$(3,383)	$(15,672)	$(14,105)	$(23,337)

Basic and diluted net loss per share	$(0.09)	$(0.43)	$(0.39)	$(0.64)

Shares used in basic and diluted net loss per share calculations	36,024	36,791	35,999	36,688
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2006	2007
	(unaudited)
Operating activities
Net loss	$(14,105)	$(23,337)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,213	847
Equity in net loss of minority investee	342	—
Non-cash stock compensation	3,335	3,750
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,175	3,511
Prepaid expenses and other current assets	953	663
Deposits and other assets	(16)	—
Accounts payable	513	(403)
Accrued compensation	(915)	(1,052)
Other accrued liabilities	(428)	2,553
Taxes payable	—	(140)
Deferred revenue	(1,474)	(5,593)

Net cash used in operating activities	(7,407)	(19,201)

Investing activities
Purchases of available-for-sale securities	(70,127)	(122,005)
Maturities of available-for-sale securities	87,499	115,646
Investment in minority investee	(600)	—
Acquisition of property and equipment	(730)	(609)

Net cash provided by (used in) investing activities	16,042	(6,968)

Financing activities
Proceeds from issuance of common stock	538	4,743

Net cash provided by financing activities	538	4,743

Effect of exchange rate changes on cash and cash equivalents	24	(8)

Net increase (decrease) in cash and cash equivalents	9,197	(21,434)
Cash and cash equivalents at beginning of period	26,940	46,504

Cash and cash equivalents at end of period	$36,137	$25,070

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2007, and for the three and six months ended June 30, 2006 and June 30, 2007, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
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
     The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing innovative biotechnology-based solutions for improving the manufacture of pharmaceuticals, transportation fuels and industrial chemicals. Prior to February 28, 2005, the Company recorded minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. As of February 28, 2005, the date upon which the Company’s equity interests in Codexis fell below 50%, the Company no longer consolidates the financial results of Codexis and, instead accounts for its investment in Codexis under the equity method of accounting. As of December 31, 2005, the Company had recorded losses equal to its investment basis in Codexis. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and the Company purchased approximately $400,000 of additional preferred stock. Subsequent to its investments in May and August 2006, the Company recorded losses of $1.0 million in 2006 under the equity method of accounting and, at December 31, 2006, had recorded losses equal to its investment basis in Codexis. The Company’s investment basis in Codexis as of December 31, 2006 and June 30, 2007 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of June 30, 2007, the Company’s equity interest in Codexis was approximately 32%.
     On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia Inc. (“Avidia”), a private biotechnology company in which the Company had a minority investment. Avidia was established by the Company and third party investors in July 2003. Until March 31, 2005, the Company’s investment in Avidia was accounted for under the equity method of accounting and the Company’s share of Avidia’s results was recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the condensed consolidated statements of operations. After March 31, 2005, the Company’s investment in Avidia was accounted for under the cost method of accounting. At the time of the acquisition of Avidia by Amgen, the Company’s basis in Avidia was zero. As a result of the acquisition, the Company received a cash payment of approximately $17.8 million in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen. Accordingly, the Company recorded a gain on disposal of this investment of approximately $17.7 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied.
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
   Loss Per Common Share
     Basic and diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.
     The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Net loss	$(3,383)	$(15,672)	$(14,105)	$(23,337)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	36,024	36,791	35,999	36,688

Basic and diluted net loss per common share	$(0.09)	$(0.43)	$(0.39)	$(0.64)

     The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive to net loss per share for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was approximately 10,126,000 at June 30, 2006 and 10,798,000 at June 30, 2007.

   Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2006	2007
Unrealized gain on available-for-sale securities	$46	$71
Unrealized losses on available-for-sale securities	(108)	(45)
Foreign currency translation adjustments	(634)	(642)

Accumulated other comprehensive loss	$(696)	$(616)

   Recent Accounting Pronouncements
     On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of nonrefundable advance payments for research and development activities, such as up-front nonrefundable payments to contract research organizations, if the contracted party has not yet performed activities related to the up-front payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. The Company currently is evaluating the effect that the application of EITF 07-3 will have on its consolidated results of operations and financial condition.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
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
     In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s balance sheet and statement of operations and the related financial statement disclosures.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. See note 8 for additional information regarding the Company’s adoption of FIN 48.
   Stock-Based Compensation
     As of June 30, 2007, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which has replaced the 1997 Plan as to future awards, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months and six months ended June 30, 2007 was $1.6 million and $3.0 million related to employee stock options, compared to $1.7 million and $3.1 million for the three months and six months ended June 30, 2006. Stock-based compensation expense related to the ESPP for the six months ended June 30, 2007 and June 30, 2006 was $13,000 and $66,000, respectively. No shares of common stock were purchased pursuant to the ESPP during the three months ended June 30, 2007 and June 30, 2006, and, as a result, no stock-based compensation expense was recognized related to the ESPP for such periods. Stock-based compensation expense related to consultant stock options was $160,000 and $590,000 for the three months and six months end June 30, 2007, compared to $282,000 for the three and six months ended June 30, 2006.
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
     As part of its adoption of SFAS 123(R), the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified no discernable activity patterns other than the employee populations for its U.S. and Danish operations. The Company uses the Black-Scholes

-Merton option pricing model to value the options for each of the employee populations. The weighted average assumptions used in the model for each employee population are outlined in the following tables:

	Three months ended		Three months ended
	June 30, 2006		June 30, 2007
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	5.01%	5.05%	4.76%	4.97%
Expected life—Options	5.13 years	2.4 years	5.7 years	2.4 years
Expected volatility—Options	54.48%	45.78%	51.30%	44.88%

	Six months ended		Six months ended
	June 30, 2006		June 30, 2007
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	4.30% to 5.01%	4.34% to 5.05%	4.64% to 4.76%	4.76% to 4.97%
Risk-free interest rate range—ESPP	3.2% to 4.36%	—	4.74% to 5.09%	—
Expected life—Options	5.13 years	2.4 years	5.7 years	2.4 years
Expected life—ESPP	0.92 years	—	0.94 years	—
Expected volatility—Options	54.48% to 56.42%	44.38% to 45.78%	51.30% to 52.96%	44.88% to 45.28%
Expected volatility—ESPP	42.97%	—	48.31%	—
     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     Valuation and Expense Information under SFAS 123(R)
     For the three and six months ended June 30, 2006 and 2007, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock-based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Research and development	$426	$816	$1,031	$1,434
General and administrative	1,237	898	2,115	2,133

Stock-based compensation expense before income taxes	1,663	1,714	3,146	3,567
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$1,663	$1,714	$3,146	$3,567

     There was no capitalized stock-based employee compensation cost as of June 30, 2006 and 2007. There were no recognized tax benefits during the quarters ended June 30, 2006 and 2007.

2. Cash Equivalents and Investments
     Management determines the appropriate classification of debt securities as current or non-current at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
     The Company’s cash equivalents and investments as of June 30, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$25,070	$—	$—	$25,070
Commercial paper	67,375	68	—	67,443
Corporate bonds	3,740	1	—	3,741
U.S. government agency securities	71,680	2	(45)	71,637

Total	167,865	71	(45)	167,891
Less amounts classified as cash equivalents	(25,070)	—	—	(25,070)

Total investments	$142,795	$71	$(45)	$142,821

     The Company’s cash equivalents and investments as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,258	$—	$—	$45,258
Commercial paper	60,139	28	—	60,167
Corporate bonds	20,082	2	(7)	20,077
U.S. government agency securities	57,459	16	(101)	57,374

Total	182,938	46	(108)	182,876
Less amounts classified as cash equivalents	(46,504)	—	—	(46,504)

Total investments	$136,434	$46	$(108)	$136,372

     Realized gains or losses on the maturity of available-for-sale securities for the three and six-month periods ended June 30, 2006 and 2007 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized losses of $13,000 for the three months ended June 30, 2006, unrealized gains of $9,000 for the six months ended June 30, 2006, and unrealized gains of $30,000 and $89,000 for the three and six months ended June 30, 2007, respectively. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $45,000 are other than temporary.

     At June 30, 2007, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$137,796	$137,831
Due after one year through two years	4,999	4,990

	$142,795	$142,821

3. Derivatives and Financial Instruments
     The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company generally enters into foreign currency forward exchange contracts that expire within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements. The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. The Company had no foreign currency contracts outstanding at June 30, 2007 or December 31, 2006.
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
     On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the District Court’s ruling certifying the consolidated cases as class actions. On April 9, 2007, the Court of Appeals denied a motion for a rehearing en banc. On June 22, 2007, the parties submitted a Stipulation and Proposed Order to terminate the settlement agreement, which the District Court so ordered on June 25, 2007. The parties are now considering alternative options.
     If an alternative settlement agreement is not reached, and an action proceeds against the Company based on the facts alleged in the above referenced proceeding, the Company intends to defend the lawsuit vigorously. The Company believes the lawsuit against it and its officers is without merit. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, its business would be significantly harmed.
     In addition, on July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for a purported stockholder concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act apparently related to the Company’s initial public offering and secondary public offering. The Company will evaluate the demand and make an appropriate response.
     The Company is not currently a party to any other material pending legal proceedings.
     From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.
5. Commitments
     The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2009. The facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2010.
     Minimum annual commitments are as follows (in thousands):

For the remainder of 2007	$7,937

Year ending
December 31,
2008	$5,148
2009	865
Thereafter	21

Total commitments beyond current year	$6,034

6. Guarantees and Indemnifications
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
     As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007.
     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007.
7. Related Party Transactions
     On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company agreed to pay consulting fees to Waverley of $24,166 per month during the term of the consulting agreement and granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became exercisable in full on April 1, 2007. For the three and six-month periods ended June 30, 2007, the Company recognized stock-based compensation expense of approximately $430,000 attributable to the option granted to Mr. Stein. Total expense under this arrangement, including cash payments, was approximately $73,000 and $575,000 for the three and six month periods ended June 30, 2007, respectively.
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
8. Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and June 30, 2007 was approximately $5.6 million at each date. These unrecognized tax benefits if recognized would be offset by a full valuation allowance. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

     Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s operating expenses did not change. As of June 30, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits. For the three and six months ended June 30, 2007 and 2006, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits.
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
     Two of the drug candidates that we have developed are currently in clinical trials: MAXY-G34, an improved next-generation granulocyte colony stimulating factor (G-CSF), for the treatment of neutropenia, and MAXY-alpha, an interferon alpha product for the treatment of hepatitis C virus (HCV) infection and other indications. In August 2006, we initiated a Phase I clinical trial in the United States to evaluate MAXY-G34 and, in June 2007, we initiated a Phase IIa clinical trial of MAXY-G34. In November 2006, F. Hoffmann-La Roche Ltd., or Roche, initiated a Phase Ia clinical trial in New Zealand to evaluate MAXY-alpha for the treatment of HCV. We received a $2.0 million milestone payment from Roche in the fourth quarter of 2006 as a result of the commencement of this clinical trial. Roche has informed us that it plans to initiate a Phase Ib clinical trial in the United States in 2007.
     In addition to our clinical stage product candidates, we have other preclinical and research stage programs, including our MAXY-VII and MAXY-gamma programs, and assets outside of our core business, including research on certain vaccine programs.
     Our MAXY-VII product candidates are designed to be superior next-generation factor VII products to treat hemophilia and acute bleeding indications. Effective April 12, 2007, Roche terminated its agreement with us relating to the development and commercialization of these product candidates for acute bleeding indications due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. As a result of the termination of this agreement, we hold all rights to our MAXY-VII product candidates. We currently intend to advance one of our MAXY-VII product candidates into clinical trials for the treatment of hemophilia and plan to file an investigational new drug (IND) application with the FDA for our lead MAXY-VII product candidate in the first half of 2008. We also are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications.
     Our MAXY-gamma product candidates are next-generation versions of interferon gamma. In 2001, we granted an exclusive license to InterMune, Inc., or InterMune, to develop and market our MAXY-gamma product candidates for all human therapeutic indications. Based on InterMune’s decision to discontinue the development of our MAXY-gamma product candidates, we agreed with InterMune to terminate the license agreement, effective July 31, 2007. As a result of the termination of this license agreement, all rights licensed to InterMune under the agreement have reverted to us.
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
     We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. As of June 30, 2007, we had an equity interest in Codexis of approximately 32% and our investment basis in Codexis was zero. We are not obligated to fund the operations or other capital requirements of Codexis.
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
     In July 2003, we established Avidia Inc. (formerly Avidia Research Institute), or Avidia, together with third-party investors. Avidia was formed as a spin-out of Maxygen to focus on the development of a new class of subunit proteins as therapeutic products. We also received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings of Avidia. On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. At the time of the acquisition of Avidia by Amgen Inc., our basis in Avidia was zero. As a result of the acquisition, we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained certain exclusive and non-exclusive rights to use Avidia technology to develop and commercialize products directed to certain specific targets.
     To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. Over the past several years, we have strategically shifted our focus to pharmaceutical products and believe this is an important step in building long-term value in our company. Total revenues decreased from $9.3 million and $14.3 in the three months and six months ended June 30, 2006 to $2.1 million and $11.2 million in the comparable periods in 2007, primarily as a result of the April 12, 2007 termination of our collaboration agreement with Roche relating to the co-development and commercialization of our MAXY-VII product candidates. We expect our revenues to decrease in 2007 compared to 2006, primarily due to the loss of collaborative research and development revenue under this co-development agreement. Due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.

     For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands).
     We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $167.9 million as of June 30, 2007.
     We have incurred significant operating losses from continuing operations since our inception. As of June 30, 2007, our accumulated deficit was $244.0 million. We have invested heavily in establishing our proprietary technologies and our research and development expenses have increased due to an increase in external research expenses associated with the pre-clinical and clinical development of our product candidates, including expenses associated with the ongoing clinical trials of our MAXY-G34 product candidates. Our research and development expenses for the three months and six months ended June 30, 2007 were $16.3 million and $30.9 million, compared to $10.2 million and $23.5 million for the comparable periods in 2006. We expect to incur additional operating losses over at least the next several years.
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
Results of Operations
         Revenues
     Our total revenues in the three months and six months ended June 30, 2007 were $2.1 million and $11.2 million, respectively, compared to $9.3 million and $14.3 million in the comparable periods in 2006. Our revenues are derived primarily from research collaboration agreements and government research grants. Roche was the only collaborative partner that contributed significantly to our collaborative research and development revenues during the six months ended June 30, 2006 and June 30, 2007. Effective April 12, 2007, Roche terminated its agreement with us relating to the development and commercialization of our MAXY-VII product candidates for acute bleeding indications due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. As a result, revenues from our research collaboration agreements decreased from $8.0 million and $12.0 million in the three months and six months ended June 30, 2006 to $874,000 and $8.5 million in the comparable periods in 2007. The termination of the agreement with Roche for our MAXY-VII product candidates caused us to accelerate the recognition of $5.6 million of deferred revenue in the first half of 2007 relating to the $8.0 million upfront payment received from Roche in 2005. For the three months and six months ended June 30, 2007, our revenues also included $700,000 and $2.9 million, respectively, earned as net reimbursement of our research and development activities prior to the termination of our MAXY-VII co-development and commercialization agreement with Roche.
     Our revenues from government research grants were $1.2 million and $2.1 million in the three months and six months ended June 30, 2007 and $1.4 million and $2.3 million in the comparable periods in 2006.
     For the six months ended June 30, 2007, our revenues also included $556,000 received from Codexis under our license agreement with Codexis, which reflects amounts due to us from payments received by Codexis under its collaboration agreement with Shell Oil Products US. The payment from Codexis is reflected as revenue from related party in the condensed consolidated statements of operations.

     We expect our revenues for the remainder of 2007 to decrease compared to 2006, due primarily to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. However, due to the nature of our research and our dependence on our collaborative partners to commercialize certain results of the research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will receive future milestone payments or royalty payments under our collaborations or whether any particular collaboration or research effort will ultimately result in a commercial product.
         Research and Development Expenses
     Our research and development expenses consist primarily of research consultants and external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies and depreciation. Research and development expenses were $16.3 million and $30.9 million in the three months and six months ended June 30, 2007, compared to $10.2 million and $23.5 million in the comparable periods in 2006. The $6.1 million and $7.5 increases in our research and development expenses were primarily related to increased external expenses associated with the development of our product candidates, including expenses related to clinical trials, the manufacture of product for clinical trials and increased salaries and benefits.
     Stock compensation expenses included in research and development expenses increased from $426,000 and $1.0 million in the three months and six months ended June 30, 2006 to $816,000 and $1.4 million in the comparable periods in 2007, primarily as a result of the issuance of additional stock options.
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
     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Collaborative projects funded by third parties(1)	$2,201	$214	$4,842	$2,451
Government grants	1,284	1,329	2,130	2,261
Internal projects	6,727	14,800	16,502	26,231

Total	$10,212	$16,343	$23,474	$30,943

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
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
     We expect that our research and development costs will increase in 2007 over 2006, due to an increase in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the continued clinical development of our MAXY-G34 product candidates. In addition, because we are proceeding with the preclinical development of our MAXY-VII product candidates for hemophilia and evaluating our plans for the continued development of our MAXY-VII product candidates for acute indications, the research and development costs associated with the development of our MAXY-VII product candidates may increase substantially in 2007 compared to 2006. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations.
        General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as stock compensation, insurance premiums and professional expenses, such as external expenditures for legal and accounting. General and administrative expenses decreased from $4.1 million and $8.4 million in the three months and six months ended June 30, 2006 to $3.5 million and $7.9 million in the comparable periods in 2007. The decrease for the three-month period ended June 30, 2007 was primarily due to lower stock compensation expense. The decrease for the six-month period ended June 30, 2007 was mostly due to lower expenditures on external consultants and market surveys. General and administrative stock compensation expense was $1.2 million and $2.1 million in the three and six months ended June 30, 2006 compared to $899,000 and $2.1 million in the comparable periods in 2007. The decrease for the three months ended June 30, 2007 was primarily due to consultant options granted in April 2006 that became fully vested after one year and were no longer expensed after such vesting.
     Our general and administrative expenses may increase slightly for the remainder of 2007 compared to 2006, depending on, among other things, the levels of share-based payments granted in 2007.
        Interest Income and Other Income (Expense), Net
     Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities and currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net increased from $1.9 million and $3.8 million in the three months and six months ended June 30, 2006 to $2.1 million and $4.3 million in the comparable periods in 2007, due to higher interest income reflecting higher interest rates in 2007 on lower average balances of cash, cash equivalents and marketable securities. Included in these amounts are foreign exchange losses of $95,000 and $105,000 in the three months and six months ended June 30, 2006 and foreign exchange losses of $128,000 and $233,000 in the three months and six months ended June 30, 2007.
Recent Accounting Pronouncements
     On June 27, 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires entities to defer income statement recognition of nonrefundable advance payments for research and development activities, such as up-front nonrefundable payments to contract research organizations, if the contracted party has not yet performed activities related to the up-front payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. We currently are evaluating the effect that the application of EITF 07-3 will have on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.
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
     In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our balance sheet and statement of operations and the related financial statement disclosures.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, as a result of the acquisition of Avidia by Amgen Inc., we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of June 30, 2007, we had $167.9 million in cash, cash equivalents and marketable securities.
     Net cash used in operating activities increased from $7.4 million in the six months ended June 30, 2006 to $19.2 million in the six months ended June 30, 2007, primarily due to the receipt of a $5.0 million event-based payment from Roche in the second quarter of 2006 relating to our MAXY-VII program and the receipt of a $5.0 million milestone payment from Roche in the first quarter of 2006 related to our MAXY-alpha program earned in the last quarter of 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $16.0 million in the six months ended June 30, 2006 and net cash used in investing activities was $7.0 million in the six months ended June 30, 2007. The cash provided during the six months ended June 30, 2006 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash used during the six months ended June 30, 2007 was primarily related to purchases of available-for-sale securities in excess of maturities. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided by financing activities was $538,000 in the six months ended June 30, 2006 and $4.7 million in the six months ended June 30, 2007. The cash provided during the 2006 and 2007 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on our condensed consolidated balance sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $24,000 in the six months ended June 30, 2006 and a decrease of $8,000 in the six months ended June 30, 2007.
     The following are contractual commitments as of June 30, 2007 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
					More
Contractual Obligations	Total	Less than	1-3	4-5	than 5
		1 Year	Years	Years	Years

Operating lease obligations	$2,445	$1,074	$1,371	$—	$—
Purchase obligations	11,526	6,863	4,663	—	—

Total	$13,971	$7,937	$6,034	$—	$—

     As of June 30, 2007, we are eligible to receive up to $50.0 million in potential milestone payments from Roche under our existing collaboration agreement relating to the development of our MAXY-alpha product candidates. We may also earn royalties on future product sales, if any.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market risk management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, the fair value of equity securities held and our stock price. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the six months ended June 30, 2007. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We have incurred losses since our inception, including losses from continuing operations of $16.5 million, $35.1 million and $49.1 million in 2006, 2005 and 2004, respectively. For the six months ended June 30, 2007, our loss from continuing operations was $23.3 million and, as of June 30, 2007, we had an accumulated deficit of $244.0 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
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
     In addition, we or our collaborators may determine that certain preclinical or clinical product candidates or programs do not have sufficient therapeutic or commercial potential to warrant further advancement for a particular indication or all indications, and may elect to terminate our programs for such indications or product candidates at any time. If we terminate a preclinical or clinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.
     In particular, the failure of our MAXY-G34 or MAXY-alpha product candidates in clinical development could have a material adverse impact on our business. Termination of such programs may also cause the price of our stock to drop significantly.

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
     Our product candidates or potential product candidates may produce undesirable toxicities and adverse effects in preclinical studies. Such toxicities or adverse effects could delay or prevent the filing of an IND with respect to such product candidates or potential product candidates. In clinical trials, administering any of our product candidates to humans may produce undesirable toxicities or side effects. These toxicities or side effects could interrupt, delay, suspend or terminate clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time.
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
     Regulatory approval of a BLA is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and other regulatory agencies also have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval from the FDA and other regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and other regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including:
•	a drug candidate may not be safe or effective;

•	regulatory officials may not find the data from preclinical testing and clinical trials sufficient;

•	the FDA and other regulatory agencies might not approve our third-party manufacturer’s processes or facilities; or

•	the FDA or other regulatory agencies may change its approval policies or adopt new regulations.
     Even if we receive regulatory approval to sell a product, the approved label for a product may entail limitations on the indicated uses for which we can market a product. For example, even if MAXY-G34 is approved by the FDA, if we are not able to obtain broad labeling for this product allowing approved use with multiple chemotherapy regimens for multiple cancers, MAXY-G34 may not be adopted by hospital formularies or otherwise have limited commercial success which could have a significant adverse impact on our business. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review, and discovery of previously unknown problems or side effects associated with an approved product or the discovery of previously unknown problems with the manufacturer may result in restrictions on the product, the manufacturer or the manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.
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
     The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In August 2006, we initiated a Phase I clinical trial in the United States for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia and, in June 2007, we initiated a Phase IIa clinical trial of MAXY-G34. In November 2006, Roche initiated a Phase Ia clinical trial in New Zealand for our lead MAXY-alpha product candidate for the treatment of Hepatitis C virus infection. Thus, our most advanced product candidates are now only in the early stages of clinical trials.
     Although both MAXY-G34 and MAXY-alpha have demonstrated properties in preclinical testing indicating that they may have advantages as compared to currently marketed drugs, the results from preclinical testing in vitro and animal models, as well as early, small scale clinical trials, often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. There are no assurances that clinical trials of any of our current or future product candidates will produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.
     In addition, the timing of the commencement, continuation or completion of clinical trials may be subject to significant delays, or a clinical trial may be suspended or delayed by us, our collaborators, the FDA or other foreign governmental agencies for various reasons, including:
•	deficiencies in the conduct of the clinical trials;

•	negative or inconclusive results from the clinical trials that necessitate additional clinical studies;

•	difficulties or delays in identifying and enrolling patients who meet trial eligibility criteria;

•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•	inadequate supply or deficient quality of product candidate materials necessary for the conduct of the clinical trials;

•	the occurrence of unacceptable toxicities or properties or unforeseen adverse side effects, especially as compared to currently approved drugs intended to treat the same indications;

•	our lack of financial resources to continue the development of a product candidate;

•	future legislation or administrative action or changes in FDA policy or the policy of foreign regulatory agencies during the period of product development, clinical trials and FDA regulatory review; or

•	other reasons that are internal to the businesses of our collaborative partners, which they may not share with us.

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
     With regard to our MAXY-G34 product, we obtain polyethylene glycol (PEG) for use in making such product from Nektar Therapeutics AL, Corporation (formerly Shearwater Polymers, Inc.), a subsidiary of Nektar Therapeutics. If Nektar fails or is unable to timely supply us with PEG that meets our product needs, then we could encounter delays in the development or commercialization of MAXY-G34, which in turn could adversely affect our business and our stock price.
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
     Since we do not currently possess the resources necessary to develop and commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we have generally sought to enter into collaborative arrangements to fund the development of new product candidates for specific indications and develop and commercialize potential products. These contracts generally expire after a fixed period of time. If any such collaboration arrangements are not maintained or if we do not enter into new collaborative agreements, our revenues would be reduced and our potential products may not be commercialized.
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

     In April 2007, Roche terminated its agreement with us relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. We currently intend to advance one of our MAXY-VII product candidates into clinical trials for the treatment of hemophilia, and we are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications. However, the termination of this agreement by Roche may make it more difficult or impossible for us to enter into an agreement with another third party for the development or commercialization of our MAXY-VII product candidates for acute indications. If we are unable to enter into a new collaboration or licensing arrangement for the development our MAXY-VII product candidates, we may elect to discontinue further development of these product candidates for acute indications. If, on the other hand, we decide to use or own resources to continue the development of these product candidates for acute indications, as well as for hemophilia, our operating expenses could increase substantially, which may harm our business.
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
     We expect that substantially all of our revenue for the foreseeable future will result from our government grants. Our collaboration agreement with Roche for our MAXY-VII product candidates terminated in April 2007. We currently have five government grants that we expected to generate revenue in 2007. If the government grants are terminated and we are unable to enter into new collaboration agreements, our revenues, financial position and results of operations would be materially adversely affected.
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
     The Committee for Medicinal Products for Human Use (CHMP) of the European Agency for the Evaluation of Medicinal Products (EMEA) has adopted guidelines for assessing the comparability of biosimilar products including G-CSF. The basis for such approvals in the European Union will be proof of comparability of the new protein drug to the prior drug, which will require clinical studies of the biosimilar protein drug.

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
     Recently adopted or future changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and may adversely affect our reported results of operations. For example, our recent implementation of FASB Statement No. 123 (revised 2004), “Share-Based

Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values had a material impact on our consolidated results of operations and net loss per share for the three and six months ended June 30, 2007 and is expected to have a material impact on our results of operations in the future. The continued impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.
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
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended June 30, 2007, the price of our common stock on the Nasdaq Global Market ranged from $6.78 to $12.41. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
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
     We currently have no product marketing capabilities.

     We plan to commercialize products resulting from our proprietary programs either directly or through licensing to other companies or co-promotion with other companies. We have no experience in marketing, and we currently do not have the resources or capability to market products. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to market and sell products, which could require significant capital investment. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, we will continue to incur losses.
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
     As of June 30, 2007, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 22% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 30, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.
(a)	The stockholders reelected the seven nominees for our board of directors:

	Shares Voted For	Shares
Candidate	Candidate	Withheld
M.R.C. Greenwood	26,586,563	894,120
Russell J. Howard	26,774,184	706,499
Louis G. Lange	26,537,735	942,948
Ernest Mario	26,537,749	942,934
Gordon Ringold	26,584,113	896,570
Isaac Stein	26,583,454	897,229
James R. Sulat	26,710,277	770,406
(b)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

Shares voted for	27,262,917
Shares voted against	206,634
Shares abstaining	11,132
Broker non-votes	0
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

MAXYGEN, INC.

August 2, 2007	By: /s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

August 2, 2007	By: /s/ Lawrence W. Briscoe

Lawrence W. Briscoe
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002