Form 10-Q
period 2007-09-30
MAXYGEN INC
filed 2007-11-01
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2007, there were 36,897,250 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007
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
Forward Looking Statements
     This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:
•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products, including the timing and jurisdiction of any regulatory filing or submission relating to the clinical development of any product candidate, the timing of any commencement of clinical trials of any product candidate and the progress or status of such clinical trials;

•	our liquidity and future financial performance;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop; and

•	our business strategies and plans.
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

ii

Part I – Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2006	2007
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,504	$30,819
Short-term investments	133,384	121,255
Accounts receivable and other receivables	4,099	452
Prepaid expenses and other current assets	3,133	3,010

Total current assets	187,120	155,536
Property and equipment, net	3,262	2,949
Goodwill	12,192	12,192
Long-term investments	2,988	5,000
Deposits and other long-term assets	85	85

Total assets	$205,647	$175,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435	$4,480
Accrued compensation	4,708	4,776
Other accrued liabilities	2,954	3,777
Deferred revenue	1,527	—
Taxes payable	140	—

Total current liabilities	11,764	13,033
Non-current deferred revenue	4,066	—
Other long-term liabilities	18	62
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 36,157,910 and 36,897,250 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	4	4
Additional paid-in capital	411,195	421,708
Accumulated other comprehensive loss	(696)	(301)
Accumulated deficit	(220,704)	(258,744)

Total stockholders’ equity	189,799	162,667

Total liabilities and stockholders’ equity	$205,647	$175,762

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
		(unaudited)
Collaborative research and development revenue	$3,201	$5	$15,218	$8,476
Revenue from related party	—	34	—	590
Grant revenue	1,040	964	3,293	3,110

Total revenues	4,241	1,003	18,511	12,176
Operating expenses:
Research and development	12,020	13,570	35,494	44,513
General and administrative	4,547	3,951	12,930	11,810

Total operating expenses	16,567	17,521	48,424	56,323

Loss from operations	(12,326)	(16,518)	(29,913)	(44,147)
Interest income and other income (expense), net	2,267	1,814	6,091	6,106
Equity in net loss of minority investee	(658)	—	(1,000)	—

Net loss	$(10,717)	$(14,704)	$(24,822)	$(38,041)

Basic and diluted net loss per share	$(0.30)	$(0.40)	$(0.69)	$(1.04)

Shares used in basic and diluted net loss per share calculations	36,078	36,872	36,025	36,750
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2006	2007
	(unaudited)
Operating activities
Net loss	$(24,822)	$(38,041)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,787	1,188
Equity in net loss of minority investee	1,000	—
Non-cash stock compensation	4,600	4,867
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	540	561
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,649	3,646
Prepaid expenses and other current assets	361	124
Deposits and other assets	(15)	—
Accounts payable	167	2,045
Accrued compensation	(598)	69
Other accrued liabilities	(753)	865
Taxes payable	—	(140)
Deferred revenue	(2,072)	(5,593)

Net cash used in operating activities	(17,156)	(30,409)

Investing activities
Purchases of available-for-sale securities	(99,635)	(154,758)
Maturities of available-for-sale securities	124,799	165,141
Investment in minority investee	(1,000)	—
Acquisition of property and equipment	(1,146)	(876)

Net cash provided by (used in) investing activities	23,018	9,507

Financing activities
Proceeds from issuance of common stock	713	5,086

Net cash provided by financing activities	713	5,086

Effect of exchange rate changes on cash and cash equivalents	7	131

Net increase (decrease) in cash and cash equivalents	6,582	(15,685)
Cash and cash equivalents at beginning of period	26,940	46,504

Cash and cash equivalents at end of period	$33,522	$30,819

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2007, and for the three and nine months ended September 30, 2006 and 2007, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
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
     The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing innovative biotechnology-based solutions for improving the manufacture of pharmaceuticals, transportation fuels and industrial chemicals. Prior to February 28, 2005, the Company recorded minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. As of February 28, 2005, the date upon which the Company’s equity interests in Codexis fell below 50%, the Company no longer consolidates the financial results of Codexis and, instead accounts for its investment in Codexis under the equity method of accounting. As of December 31, 2005, the Company had recorded losses equal to its investment basis in Codexis. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and the Company purchased approximately $400,000 of additional preferred stock. Subsequent to its investments in May and August 2006, the Company recorded losses of $1.0 million in 2006 under the equity method of accounting and, at December 31, 2006, had recorded losses equal to its investment basis in Codexis. The Company’s investment basis in Codexis as of December 31, 2006 and September 30, 2007 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of September 30, 2007, the Company’s equity interest in Codexis was approximately 31%.
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
   Loss Per Common Share
     Basic and diluted loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Net loss	$(10,717)	$(14,704)	$(24,822)	$(38,041)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	36,078	36,872	36,025	36,750

Basic and diluted net loss per common share	$(0.30)	$(0.40)	$(0.69)	$(1.04)

     The Company has excluded all outstanding stock options, outstanding warrants and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive to net loss per share for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was approximately 10,774,083 at September 30, 2006 and 11,376,876 at September 30, 2007.
   Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2006	2007
Unrealized gain on available-for-sale securities	$46	$204
Unrealized losses on available-for-sale securities	(108)	(1)
Foreign currency translation adjustments	(634)	(504)

Accumulated other comprehensive loss	$(696)	$(301)

   Recent Accounting Pronouncements
     On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of nonrefundable advance payments for research and development activities, such as up-front nonrefundable payments to contract research organizations, if the contracted party has not yet performed activities related to the up-front payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. The Company does not expect the application of EITF 07-3 to have material impact on its consolidated results of operations and financial condition.
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
    Stock-Based Compensation
     As of September 30, 2007, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which has replaced the 1997 Plan as to future awards, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 was $1.6 million and $4.5 million related to employee stock options, compared to $1.3 million and $4.3 million for the comparable periods in 2006. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2007 was $67,000 and $80,000, compared to $20,000 and $87,000 for the comparable periods in 2006. Stock-based compensation expense related to consultant stock options was $39,000 and $628,000 for the three and nine months end September 30, 2007, compared to $528,000 and $540,000 for the comparable periods in 2006.
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
     The weighted average assumptions used in the model for each employee population are outlined in the following tables:

	Three months ended		Three months ended
	September 30, 2006		September 30, 2007
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	5.11%	5.17%	4.90%	4.86%
Risk-free interest rate range—ESPP	4.74% to 5.05%	—	4.95% to 4.98%	—
Expected life—Options	5.13 years	2.4 years	5.7 years	2.4 years
Expected life—ESPP	0.48 years	—	0.50 years	—
Expected volatility-Options	53.70%	44.67%	50.93%	45.99%
Expected volatility—ESPP	51.05%	—	44.76%	—

	Nine months ended		Nine months ended
	September 30, 2006		September 30, 2007
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate range—Options	4.30% to 5.11%	4.34% to 5.17%	4.64% to 4.90%	4.76% to 4.97%
Risk-free interest rate range—ESPP	3.20% to 5.05%	—	4.74% to 5.09%	—
Expected life—Options	5.13 years	2.40 years	5.70 years	2.40 years
Expected life—ESPP	0.48 years to 0.92 years	—	0.50 years to 0.94 years	—
Expected volatility—Options	53.70% to 56.42%	44.38% to 45.78%	50.93% to 52.96%	44.88% to 45.99%
Expected volatility—ESPP	42.97% to 51.05%	—	44.76% to 48.31%	—
     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
    Valuation and Expense Information under SFAS 123(R)
     For the three and nine months ended September 30, 2006 and 2007, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock-based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Research and development	$564	$814	$1,595	$2,248
General and administrative	1,240	851	3,355	2,984

Stock-based compensation expense before income taxes	1,804	1,665	4,950	5,232
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$1,804	$1,665	$4,950	$5,232

     There was no capitalized stock-based employee compensation cost as of September 30, 2006 and 2007. There were no recognized tax benefits during the quarters ended September 30, 2006 and 2007.
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
     The Company’s cash equivalents and investments as of September 30, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$30,817	$2	$—	$30,819
Commercial paper	56,997	166	—	57,163
Corporate bonds	11,732	10	—	11,742
U.S. government agency securities	57,323	28	(1)	57,350

Total	156,869	206	(1)	157,074
Less amounts classified as cash equivalents	(30,817)	(2)	—	(30,819)

Total investments	$126,052	$204	$(1)	$126,255

     The Company’s cash equivalents and investments as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,258	$—	$—	$45,258
Commercial paper	60,139	28	—	60,167
Corporate bonds	20,082	2	(7)	20,077
U.S. government agency securities	57,459	16	(101)	57,374

Total	182,938	46	(108)	182,876
Less amounts classified as cash equivalents	(46,504)	—	—	(46,504)

Total investments	$136,434	$46	$(108)	$136,372

     Realized gains or losses on the maturity of available-for-sale securities for the three and nine-month periods ended September 30, 2006 and 2007 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized gains of $441,000 for the three months ended September 30, 2006, unrealized gains of $449,000 for the nine months ended September 30, 2006, and unrealized gains of $176,000 and $263,000 for the three and nine months ended September 30, 2007, respectively. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $1,000 are other than temporary.
     At September 30, 2007, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$121,053	$121,255
Due after one year through two years	4,999	5,000

	$126,052	$126,255

3. Derivatives and Financial Instruments
     The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company generally enters into foreign currency forward exchange contracts that expire within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements. The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. The Company had no foreign currency contracts outstanding at September 30, 2007 or December 31, 2006.
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
     In June 2003, the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers in In re Initial Public Offering Securities Litigation. The tentative settlement provides that the insurers of the 309 defendant issuers will pay to the plaintiffs $1 billion, less any recovery of damages the plaintiffs receive from the defendant underwriters. If the plaintiffs received over $5 billion in damages from the defendant underwriters, the Company would be entitled to reimbursement of various expenses incurred by it as a result of the litigation. As part of the tentative settlement, the Company would assign to the plaintiffs “excess compensation claims” and certain other of its claims against the defendant underwriters based on the alleged actions of the defendant underwriters. The settlement was subject to acceptance by a substantial majority of defendants and execution of a definitive settlement agreement. The settlement was also subject to approval of the Court, which cannot be assured. On February 15, 2005, the Court tentatively approved the proposed settlement, conditioned upon the parties altering the proposed settlement to comply with the Private Securities Litigation Reform Act’s settlement discharge provision. The settlement did not contemplate any settlement payments by the Company.
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
     In a related matter, on July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for a purported stockholder concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock. The complaint also named the Company as a nominal defendant. The complaint alleges claims under Sections 16(b) of the Securities Exchange Act of 1934 in connection with the Company’s IPO in 1999. The Company has not yet been served with the complaint. The Company is evaluating this matter, but does not believe that these claims will have a material adverse effect on its business or financial statements.
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
     Minimum annual commitments are as follows (in thousands):

For the remainder of 2007	$3,926

Year ending
December 31,
2008	$7,146
2009	904
Thereafter	22

Total commitments beyond current year	$8,072

     In addition, each full-time employee of the Company’s Danish subsidiary, Maxygen ApS, has an employment agreement that provides for a notice period in connection with any termination of their employment, during which the employee is entitled to continue to receive their salary. As of September 30, 2007, the aggregate amount of these termination related commitments for all employees was approximately $2.7 million.
6.  Guarantees and Indemnifications
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
     As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007.

     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007.
7. Related Party Transactions
     On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company agreed to pay consulting fees to Waverley of $24,166 per month during the term of the consulting agreement and granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became exercisable in full on April 1, 2007. For the nine months ended September 30, 2007, the Company recognized stock-based compensation expense of approximately $430,000 attributable to the option granted to Mr. Stein. There was no stock-based compensation expense attributable to the option granted to Mr. Stein during the three months ended September 30, 2007. Total expense under this arrangement, including cash payments, was approximately $73,000 and $647,000 for the three and nine-month periods ended September 30, 2007, respectively.
     In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a portion of any revenues received by Codexis for the sale of energy products and the use of processes in the energy field. Accordingly, during the three and nine months ended September 30, 2007, the Company received approximately $34,000 and $590,000, respectively, from Codexis as a result of revenues received by Codexis under its collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels. The payments from Codexis are reflected as revenue from related party in the condensed consolidated statements of operations.
8. Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and September 30, 2007 was approximately $5.6 million at each date. These unrecognized tax benefits if recognized would be offset by a full valuation allowance. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.
     Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s operating expenses did not change. As of September 30, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits. For the three and nine months ended September 30, 2006 and 2007, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits.
     The tax years 1997 to 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject and for the years 2001 to 2006 for the international taxing jurisdictions to which the Company is subject. The Company has recently been contacted by the Danish tax authorities regarding an audit of the Company’s Danish tax filings for the years 2003 through 2006.
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
     Two of the drug candidates that we have developed are currently in clinical trials: MAXY-G34, an improved next-generation granulocyte colony stimulating factor (G-CSF), for the treatment of neutropenia, and MAXY-alpha, an interferon alpha product for the treatment of hepatitis C virus (HCV) infection and other indications. In addition to our clinical stage product candidates, we have other preclinical and research stage programs, including our MAXY-VII program, and assets outside of our core business, including research on certain vaccine programs.
        MAXY-G34

MAXY-G34 is our lead candidate being developed for chemotherapy-induced neutropenia. To date, we have conducted two Phase I trials in normal healthy volunteers and currently have an ongoing Phase IIa trial in breast cancer patients receiving myelosuppressive chemotherapy.

The initial Phase I clinical trial was initiated in August 2006 in the United States. This study in healthy volunteers was designed to determine safety, pharmacokinetics, pharmacodynamics and immunogenicity of MAXY-G34. The study initially investigated doses ranging from 10 to 150 µg/kg of MAXY-G34 with a subsequent study extension to investigate the 5 µg/kg dose of MAXY-G34 in a total of 47 subjects, of which 40 received MAXY-G34. The results of the Phase I clinical trial with a single dose of MAXY-G34 indicate that the drug was generally safe and well tolerated throughout the study, at all doses from 5 to 150 µg/kg of MAXY-G34. All doses tested in this Phase I trial increased the neutrophil levels as compared to the placebo controls. The half-life observed for MAXY-G34 in the initial Phase I clinical trial was approximately 2.3 times the terminal half-life for Neulasta in healthy volunteers, as estimated from the historical literature for Neulasta. No antibodies were detected in any clinical trial participants 30 and 90 days after the administration of MAXY-G34, The adverse events observed were similar in frequency and type to those previously reported for currently marketed G-CSF products. The most common adverse event observed was bone pain. Low but detectable levels of MAXY-G34 were observed at the end of the 21-day collection period across the dose range studied.

Preliminary data from a separate Phase I study that examined MAXY-G34 at a 100 µg/kg dose or a 6mg fixed dose of Neulasta in healthy volunteers were generally consistent with the results previously obtained in the initial Phase I study (which did not involve a Neulasta cohort). Six volunteers were examined in each group. These results further indicated that both drugs were generally safe and well tolerated in healthy volunteers. Both MAXY-G34 and Neulasta increased the neutrophil levels and both drugs led to a substantial increase in the level of CD34+ cells in blood. Based on comparisons of the area under the curve for neutrophils and CD34+, at the single doses of MAXY-G34 and Neulasta being compared, MAXY-G34 administration resulted in numerically larger neutrophil levels, while Neulasta administration resulted in numerically larger number of CD34+ progenitor cells released. No inferences can be reliably drawn regarding these observed differences, in light of the small number of subjects in this study. In this study, the half-life observed for MAXY-G34 was approximately 1.3 times that observed for Neulasta. No antibodies binding to MAXY-G34 were detected in this trial at any time up to 90 days post-administration of MAXY-G34.

In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. In this Phase IIa clinical trial patients are being administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study intends to investigate safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg with recommendations for dose-escalation provided by an independent Data Safety Monitoring Board.

        MAXY-alpha

In November 2006, F. Hoffmann-La Roche Ltd., or Roche, initiated a Phase Ia clinical trial in New Zealand to evaluate MAXY-alpha, an interferon alpha product for the treatment of hepatitis C virus (HCV) infection and other indications.

Roche had planned to initiate a Phase Ib clinical trial in the United States in 2007. However, in September 2007, Roche advised us that it had voluntarily placed a hold on further clinical development of MAXY-alpha based on preliminary observations from the Phase Ia trial which indicated that an unexpected reduction of the pharmacodynamic and pharmacokinetic effects of MAXY-alpha occurred in the majority of subjects who received two doses of MAXY-alpha. In addition, antibodies binding to MAXY-alpha were identified in some subjects. Roche is currently performing additional investigational studies in order to assess these results, but the clinical significance of these antibodies is currently uncertain. The impact of these results and the additional investigational studies being performed by Roche on the future timing or advancement of our MAXY-alpha program are not yet known. Roche may elect to terminate this program in its entirety or advance it, likely at a delayed pace.

        MAXY-VII

Our MAXY-VII product candidates are designed to be superior next-generation factor VII products to treat hemophilia and acute bleeding indications. We currently intend to advance one of our MAXY-VII product candidates into clinical trials for the treatment of hemophilia and plan to file a clinical trial application (CTA) in Europe for our lead MAXY-VII product candidate in the first half of 2008 and expect to commence clinical trials in hemophilia patients in 2008. We also are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications. We previously had an agreement with Roche relating to the development and commercialization of these product candidates for acute bleeding indications. Roche terminated this agreement in April 2007 due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. As a result of the termination of this agreement, we hold all rights to our MAXY-VII product candidates.
        MAXY-gamma

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
     We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. As of September 30, 2007, we had an equity interest in Codexis of approximately 31% and our investment basis in Codexis was zero. We are not obligated to fund the operations or other capital requirements of Codexis.
     In December 2006, we expanded the scope of exclusive licenses previously granted to Codexis to our MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, we are entitled to receive a portion of any revenues received by Codexis for the sale of energy products and the use of processes in the energy field. Accordingly, we have received approximately $590,000 from Codexis this year as a result of revenues received by Codexis under its collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels.
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

     To date, we have generated revenues from research collaborations with pharmaceutical, chemical and agriculture companies and from government grants. Over the past several years, we have strategically shifted our focus to pharmaceutical products and believe this is an important step in building long-term value in our company. Total revenues decreased from $4.2 million and $18.5 million in the three and nine months ended September 30, 2006 to $1.0 million and $12.2 million in the comparable periods in 2007, primarily as a result of the termination earlier this year of our collaboration agreement with Roche relating to the co-development and commercialization of our MAXY-VII product candidates. We expect our revenues to decrease in 2007 compared to 2006, primarily due to the loss of collaborative research and development revenue under this co-development agreement. Our revenue may fluctuate substantially from year to year based on the completion of new licensing or collaborative agreements and our receipt of development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.
     For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands).
     We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $157.1 million as of September 30, 2007.
     We have incurred significant operating losses from continuing operations since our inception. As of September 30, 2007, our accumulated deficit was $258.7 million. We have invested heavily in establishing our proprietary technologies and our research and development expenses have increased due to an increase in external research expenses associated with the pre-clinical and clinical development of our product candidates, including expenses associated with the ongoing clinical trials of our MAXY-G34 product candidates. Our research and development expenses for the three and nine months ended September 30, 2007 were $13.6 million and $44.5 million, compared to $12.0 million and $35.5 million for the comparable periods in 2006. We expect to incur additional operating losses over at least the next several years.
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
Results of Operations
          Revenues
     Our total revenues in the three and nine months ended September 30, 2007 were $1.0 million and $12.2 million, respectively, compared to $4.2 million and $18.5 million in the comparable periods in 2006. Our revenues are derived primarily from research collaboration agreements and government research grants. Roche was the only collaborative partner that contributed significantly to our collaborative research and development revenues during the nine months ended September 30, 2006 and 2007. Effective April 12, 2007, Roche terminated its agreement with us relating to the development and commercialization of our MAXY-VII product candidates for acute bleeding indications, due to the inability of the parties to establish an animal model intended to provide preclinical de-risking of the program. As a result, revenues from our research collaboration agreements decreased from $3.2 million and $15.2 million in the three and nine months ended September 30, 2006 to $5,000 and $8.5 million in the comparable periods in 2007. The termination of the agreement with Roche for our MAXY-VII product candidates caused us to accelerate the recognition of $5.6 million of deferred revenue in the first half of

2007 relating to the $8.0 million upfront payment received from Roche in 2005. For the nine months ended September 30, 2007, our revenues also included $2.9 million earned as net reimbursement of our research and development activities prior to the termination of our MAXY-VII co-development and commercialization agreement with Roche.
     Our revenues from government research grants were $964,000 and $3.1 million in the three and nine months ended September 30, 2007 and $1.0 million and $3.3 million in the comparable periods in 2006.
     For the three and nine months ended September 30, 2007, our revenues also included $34,000 and $590,000 received from Codexis under our license agreement with Codexis, which reflects amounts due to us from payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006. The payments from Codexis are reflected as revenue from related party in the condensed consolidated statements of operations.
     We expect our revenues for the remainder of 2007 to decrease compared to 2006, due primarily to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. Our revenue may fluctuate substantially from year to year based on the completion of new licensing or collaborative agreements and our receipt of development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.
          Research and Development Expenses
     Our research and development expenses consist primarily of research consultants and external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies and depreciation. Research and development expenses were $13.6 million and $44.5 million in the three and nine months ended September 30, 2007, compared to $12.0 million and $35.5 million in the comparable periods in 2006. The $1.6 million and $9.0 million increases in our research and development expenses for the three and nine month periods were primarily related to increased external expenses associated with the development of our product candidates, including expenses related to clinical trials, the manufacture of product for clinical trials and increased salaries and benefits.
     Stock compensation expenses included in research and development expenses increased from $564,000 and $1.6 million in the three and nine months ended September 30, 2006 to $814,000 and $2.2 million in the comparable periods in 2007, primarily as a result of the issuance of additional stock options.
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

     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Collaborative projects funded by third parties(1)	$2,207	$—	$7,049	$2,451
Government grants	1,149	1,118	3,279	3,379
Internal projects	8,664	12,452	25,166	38,683

Total	$12,020	$13,570	$35,494	$44,513

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable up-front payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
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
     We expect that our research and development costs will increase in 2007 over 2006, due to an increase in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the continued clinical development of our MAXY-G34 product candidates. In addition, because we are proceeding with the preclinical development of our MAXY-VII product candidates for hemophilia and evaluating our plans for the continued development of these product candidates for acute indications, the research and development costs associated with the development of these product candidates may increase substantially in 2007 compared to 2006. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations.
          General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as stock compensation, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $4.5 million and $12.9 million in the three and nine months ended September 30, 2006 and $4.0 million and $11.8 million in the comparable periods in 2007. Included in general and administrative expenses were stock compensation expenses of $1.2 million and $3.4 million in the three and nine months ended September 30, 2006 and $851,000 and $3.0 million in the comparable periods in 2007. The decreases in general and administrative expenses for the three and nine-month periods ended September 30, 2007 were primarily due to lower stock compensation expense. The decrease for the nine-month period ended September 30, 2007 also included lower expenditures on external consultants and market analysis.
     Our general and administrative expenses during the fourth quarter of 2007 should be consistent with general and administrative expenses for the prior quarters of 2007, depending on, among other things, the levels of share-based payments granted in the fourth quarter of 2007, the use of external consultants and market analysis, and expenditures for legal and accounting services.
          Interest Income and Other Income (Expense), Net
     Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities and currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net was $2.3 million and $6.1 million in the three and nine months ended September 30, 2006 and $1.8 million and $6.1 million in the comparable periods in 2007. Included in these amounts is interest income of $2.2 million and $6.1 million for the three and nine months ended September 30, 2006 and $2.2 million and $6.7 million for the three and nine months ended September 30, 2007. The increase in interest income for the nine months ended September 30, 2007 is due to higher interest rates on lower average balances of cash, cash equivalents and marketable securities. Also included in interest income and other income (expense), net are foreign exchange gains of $106,000 and $1,000 in the three and nine months ended September 30, 2006 and foreign exchange losses of $374,000 and $607,000 in the three and nine months ended September 30, 2007. The change from foreign exchange gains for the three and nine month periods ended September 30, 2006 to foreign exchange losses for the comparable periods in 2007 was primarily due to the weakening of the U.S. dollar against the Danish kroner.
Recent Accounting Pronouncements
     On June 27, 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires entities to defer income statement recognition of nonrefundable advance payments for research and development activities, such as up-front nonrefundable payments to contract research organizations, if the contracted party has not yet performed activities related to the up-front payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. We do not expect the application of EITF 07-3 to have material impact on our consolidated results of operations and financial condition.
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
Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, as a result of the acquisition of Avidia by Amgen Inc., we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of September 30, 2007, we had $157.1 million in cash, cash equivalents and marketable securities.
     Net cash used in operating activities increased from $17.2 million in the nine months ended September 30, 2006 to $30.4 million in the nine months ended September 30, 2007, primarily due to increases in net loss during the nine months ended September 30, 2007. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $23.0 million in the nine months ended September 30, 2006 and $9.5 million in the nine months ended September 30, 2007. The cash provided during the nine-month periods were primarily related to maturities of available-for-sale securities in excess of purchases. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided by financing activities was $713,000 in the nine months ended September 30, 2006 and $5.1 million in the nine months ended September 30, 2007. The cash provided during the 2006 and 2007 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations is its local currency. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on our condensed consolidated balance sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $7,000 in the nine months ended September 30, 2006 and an increase of $131,000 in the nine months ended September 30, 2007.

     The following are contractual commitments as of September 30, 2007 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$2,210	$838	$1,372	$—	$—
Purchase obligations	9,788	3,088	6,700	—	—

Total	$11,998	$3,926	$8,072	$—	$—

     As of September 30, 2007, we are eligible to receive up to $50.0 million in potential milestone payments from Roche under our existing collaboration agreement relating to the development of our MAXY-alpha product candidates. We may also earn royalties on future product sales, if any. However, as described above, in September 2007, Roche advised us that it had voluntarily placed a hold on further clinical development of MAXY-alpha pending additional investigational studies regarding preliminary observations from the Phase I trial. The impact of these results and the additional investigational studies being performed by Roche on the future timing or advancement of our MAXY-alpha program are not yet known. If Roche were to terminate the existing collaboration agreement, all rights to our MAXY-alpha product candidates would revert back to us, but we would not be eligible to receive any further payments from Roche.
     We believe that our current cash, cash equivalents, short-term investments and long-term investments, together with funding expected to be received from government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market risk management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the nine months ended September 30, 2007. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We have incurred losses since our inception, including losses from continuing operations of $16.5 million, $35.1 million and $49.1 million in 2006, 2005 and 2004, respectively. For the nine months ended September 30, 2007, our loss from continuing operations was $38.0 million and, as of September 30, 2007, we had an accumulated deficit of $258.7 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years. To date, we have derived substantially all our revenues from collaborations and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from collaborations and grants are uncertain because our existing agreements generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
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
     All of our product candidates are subject to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an investigational new drug application (IND) with respect to our drug candidates, and the results of preclinical studies do not necessarily predict the results of clinical trials. Moreover, the available animal models may be unsuitable for assessing our potential products for one or more indications, increasing the risk that animal models may not provide accurate or meaningful data as to the suitability or advantages of our potential products as treatments for the diseases or medical conditions of interest. Similarly, early-stage clinical trials may not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials will result in obtaining the desired efficacy data to support regulatory approval. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the U.S. Food and Drug Administration (FDA) or any foreign regulatory agency, which could delay, limit or prevent regulatory approval of our drug candidates.
     Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing any of our current or future product candidates could severely harm our business.
     The development of our product candidates may be subject to substantial delays, increased development costs, reduced market potential for any resulting product or the termination of the affected development program by us or a collaborator, each of which could adversely affect our business.
     We design our product candidates to confer what we believe will be improved biological properties as compared to one or more currently marketed products. As a result, our product candidates differ from currently marketed drugs in ways that we expect will be beneficial. However, the impact of the modifications that we make in our product candidates may not be fully apparent in preclinical testing and may only be discovered in clinical testing. Such altered properties may render a product candidate unsuitable or less beneficial than expected for one or more diseases or medical conditions of possible interest or make the product candidate unsuitable for further development. For example, our products may be found to be more immunogenic than the corresponding natural human proteins. For a particular product candidate, this may lead to the redirection of the development strategy which could lead to substantial delays, increased development costs, decreased likelihood of obtaining regulatory approval, and reduced market potential for any resulting product. This also could result in the termination of the development of the affected product candidate. In either case, such results could adversely affect our business.
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
     In particular, the failure of our MAXY-G34 or MAXY-alpha product candidates in clinical development could have a material adverse impact on our business. In September 2007, Roche advised us that it had voluntarily placed a hold on further clinical development of MAXY-alpha pending additional investigational studies regarding preliminary observations from the Phase I trial. Although the impact of these results and the additional investigational studies being performed by Roche on the future timing or advancement of our MAXY-alpha development program are not yet known, there can be no assurances that Roche will resume the clinical development of MAXY-alpha or continue its collaboration agreement with us relating to the MAXY-alpha program. Termination of either program may also cause the price of our stock to drop significantly.
     Our clinical development strategy, which relies on third party contract research organizations, exposes us to additional risk.
     We do not have the ability to independently conduct clinical trials for our product candidates in the U.S. and other countries, and therefore rely on third parties, such as contract research organizations, to design our clinical trials, obtain regulatory approval to conduct clinical trials, enroll qualified patients, conduct our clinical trials, and to analyze the results of such trials. If these third parties do not successfully carry out their contractual duties, do not conduct the clinical trials in accordance with planned deadlines and the approved protocol and regulatory requirements, or are unable to manage the conduct of our clinical trials effectively in compliance with FDA and other regulatory requirements, it could adversely impact the results obtained in such trials and delay the progress or completion of clinical trials, regulatory submissions and commercialization of our potential products. In any such case, we may be affected by increased costs and delays or both, which may harm our business.
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
     In addition, a large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues fluctuate unexpectedly due to unexpected expiration of government research grants, failure to obtain anticipated new contracts or other factors, we may not be able to immediately reduce our operating expenses, which could significantly harm our operating results for a particular fiscal period.

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
     The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In July 2007, we initiated a Phase IIa clinical trial in the United States for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia. In November 2006, Roche initiated a Phase Ia clinical trial in New Zealand for our lead MAXY-alpha product candidate for the treatment of Hepatitis C virus infection, although Roche has voluntarily placed a hold on further clinical development of MAXY-alpha pending additional investigational studies regarding preliminary observations from this Phase I trial. Thus, our most advanced product candidates are now only in the early stages of clinical trials.
     Although both MAXY-G34 and MAXY-alpha demonstrated properties in preclinical testing indicating that they may have advantages as compared to currently marketed drugs, the results from preclinical testing in vitro and animal models, as well as early, small scale clinical trials, often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. For example, preliminary observations from the Phase I trial of MAXY-alpha indicated that an unexpected reduction of the pharmacodynamic and pharmacokinetic effects of MAXY-alpha occurred in the majority of subjects who received two doses of MAXY-alpha. Antibodies binding to MAXY-alpha were also identified in some subjects. As a result, there are no assurances that clinical trials of any of our current or future product candidates will be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.
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
     We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of any clinical trials and any commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards or other regulatory requirements to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturer is unable to manufacture preclinical or clinical supplies in a timely manner, or is unable or unwilling to satisfy our needs or FDA or other regulatory requirements, it could delay clinical trials, regulatory submissions and commercialization of our potential products, entail higher costs and possibly result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials, delay or prevent us from achieving development milestones under our collaborative agreements or result in the termination of development of particular product candidates, adversely affecting our revenues and product development timetable, which in turn could adversely affect our business and our stock price.
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
     With regard to our MAXY-G34 product candidate, we obtain polyethylene glycol (PEG) for use in making such product from Nektar Therapeutics AL, Corporation (formerly Shearwater Polymers, Inc.), a subsidiary of Nektar Therapeutics. If Nektar fails or is unable to timely supply us with PEG that meets our product needs, then we could encounter delays in the development or commercialization of MAXY-G34, which in turn could adversely affect our business and our stock price.
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
     The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our product candidates present many risks, including, but not limited to, the following:
•	before we can obtain approval of any of our product candidates for the treatment of a particular disease or condition, we must demonstrate to the satisfaction of the FDA and other governmental authorities that the drug manufactured for commercial use is comparable to the drug manufactured for clinical trials and that the manufacturing facility complies with applicable laws and regulations;

•	it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	failure to comply with strictly enforced GMP regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.
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
     Since we do not currently possess the resources necessary to develop and commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we have generally sought to enter into collaborative arrangements to fund the development of new product candidates for specific indications and to develop and commercialize potential products. These contracts generally expire after a fixed period of time. If any such collaboration arrangements are not maintained or if we do not enter into new collaborative agreements, our revenues would be reduced and our potential products may not be commercialized.
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
     We are also party to an agreement with Roche for the development and commercialization of our MAXY-alpha product candidates. As noted above, in September 2007, Roche advised us that it had voluntarily placed a hold on further clinical development of MAXY-alpha pending additional investigational studies regarding preliminary observations from the Phase I trial. Although the impact of these results and the additional investigational studies being performed by Roche on the future timing or advancement of our MAXY-alpha program are not yet known, if Roche fails to perform its obligations under this agreement or seeks to materially amend or terminate this agreement, our prospects, including our ability to develop our MAXY-alpha product candidates, would be materially adversely affected.
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
     Recently, the U.S. Patent and Trademark Office adopted new rules that will become effective on November 1, 2007, regarding processes for obtaining patents in the United States. The rules are numerous and complex and their impact is still uncertain, but these rule changes generally are expected to make it more difficult for patent applicants to obtain patents, especially with regard to biotechnology products and processes. Although we do not believe that the rule changes are likely to have a material adverse impact with regard to our MAXY-G34, MAXY-alpha or MAXY-VII programs, it may be more difficult to obtain patent protection in the United States for our future product candidates.
     We also rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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
     Our revenues are primarily derived from government grants, and our inability to maintain these grants or establish or maintain new collaborations or grants would adversely impact our revenues, financial position and results of operation.
     Our collaboration agreement with Roche for our MAXY-VII product candidates terminated in April 2007 and we currently have five government grants that we expected to generate revenue in 2007. We expect that substantially all of our revenue for the foreseeable future will result from government grants. If the government grants are terminated and we are unable to enter into new collaboration agreements or obtain new grants, our revenues, financial position and results of operations would be materially adversely affected.
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
     Recently adopted or future changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and may adversely affect our reported results of operations. For example, our recent implementation of FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values had a material impact on our consolidated results of operations and net loss per share for the three and nine months ended September 30, 2007 and is expected to have a material impact on our results of operations in the future. The continued impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.
     Compliance with changing regulations regarding corporate governance and public disclosure may also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations and Nasdaq Global Market listing requirements, have created uncertainty for companies such as ours and compliance costs have increased as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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
     We conduct certain of our operations through Maxygen ApS, our Danish subsidiary. Operation as an international entity requires additional management attention and resources. We have limited experience in operating internationally and in conforming our operations to local cultures, standards and policies. The costs of operating internationally are expected to continue to exceed our international revenues, if any, for at least the next several years. As long as we continue to operate internationally, we are subject to risks of doing business internationally, including the following:
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
     As a result of these risks and other factors, we continue to evaluate our business plans relating to Maxygen ApS. If we reduced or discontinued some or all of our operations at this facility, either through a consolidation, reduction in force, transfer of assets or operations at this facility to a third party or otherwise, we would likely need to transfer certain assets and functions from this facility to our U.S. facility. Any failure or delay in effectively transferring such assets or functions could hinder or delay the development of product candidates and research programs, which could adversely affect our business. In addition, a reduction or discontinuation of our operations in Denmark could also subject us to various costs and expenses, including termination related payments to the employees of Maxygen ApS, which could adversely affect our financial position and results of operations.
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
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve-month period ended September 30, 2007, the price of our common stock on the Nasdaq Global Market ranged from $6.49 to $12.41. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any material amendment or termination of our collaborative agreements;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•	developments in or challenges relating to our patent or other proprietary rights; and

•	sales of our common stock or other securities in the open market.
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
     As of September 30, 2007, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 22% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	Amended and Restated By-laws, effective September 6, 2007 (incorporated by reference to Exhibit 3.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on September 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAXYGEN, INC.

November 1, 2007	By:	/s/ Russell J. Howard

Russell J. Howard
Chief Executive Officer

November 1, 2007	By:	/s/ Lawrence W. Briscoe

Lawrence W. Briscoe
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated By-laws, effective September 6, 2007 (incorporated by reference to Exhibit 3.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on September 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002