Form 10-K
period 2007-12-31
MAXYGEN INC
filed 2008-03-07
CIK 1068796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Global Stock Market as of that date, was approximately $191,723,000. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2008, there were 37,005,680 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for the 2008 Annual Meeting of Stockholders (hereinafter referred to as the “2008 Proxy Statement”) are incorporated by reference into Part III of this report.

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

We own or have rights to various copyrights, trademarks and trade names used in our business, including Maxygen®, MaxyScan® and MolecularBreeding.tm The following, which may appear in this document, are registered or other trademarks owned by the following companies: Neupogen® (Amgen Inc.); Neulasta® (Amgen Inc.); NovoSeven® (Novo Nordisk A/S); Orencia® (Bristol-Myers Squibb Company); PEG-Intron® (Schering Corporation) and Aranesp® (Amgen Inc.). Other service marks, trademarks and trade names referred to in this report, and in the documents incorporated by reference in this report, are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

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

Overview

We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, we have established a focus in human therapeutics, particularly on the development of optimized protein pharmaceuticals. Three of our next-generation product candidates are currently in clinical or preclinical development:

•	MAXY-G34, a pegylated, granulocyte colony stimulating factor (G-CSF) product for the treatment of neutropenia;

•	MAXY-VII, a factor VIIa product for the treatment of hemophilia and possibly acute bleeding conditions; and

•	MAXY-4, a CTLA-4-Ig product for the treatment of rheumatoid arthritis and other immune or autoimmune diseases.

In addition to our clinical and preclinical stage product candidates, we have other research stage programs and assets outside of our core business, including research on certain vaccine programs.

We use our technology platform, MolecularBreeding directed evolution, along with PEGylation, glycosylation, rational design and mutagenesis, in an effort to create improved, proprietary proteins. Our MolecularBreeding technology platform, also referred to as DNA shuffling, can be used to create new versions of any known protein. We believe that once a desired improvement has been identified, the chance of being able to create a novel protein with that desired improvement is high.

Major Developments in 2007

In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. We announced positive progress in this clinical trial in January 2008, including that MAXY-G34 showed clinical activity at the lowest dose level of 10 µg/kg and that no immunogenicity or serious adverse events were observed.

In May 2007, we announced our plans to proceed with the clinical development of our lead MAXY-VII product candidate for hemophilia. We currently plan to file our first clinical trial application (CTA) in the first half of 2008 and commence a first in human clinical trial in hemophilia patients in the second half of 2008.

In November 2007, we announced the preclinical development of our most recent product candidate, MAXY-4, for the treatment of rheumatoid arthritis. We plan to conduct in vivo proof-of-concept preclinical studies with our MAXY-4 product candidates and select one or more lead product candidates in 2008.

During 2007, we recognized $8.3 million in revenue under our license agreement with Codexis, Inc., or Codexis, including approximately $7.5 million recognized in the fourth quarter of 2007 in connection with an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel.

In December 2007, we licensed our proprietary dengue virus antigen technology to sanofi pasteur, the vaccines division of the sanofi-aventis Group, for development and worldwide commercialization of a second generation dengue vaccine. We received an upfront fee and are eligible to receive up to an additional $23.0 million of event-based payments under the agreement, as well as royalties on any product sales.

Also during 2007, collaboration agreements with F. Hoffmann-La Roche Ltd., or Roche, for two of our leading product candidates were terminated. In April 2007, Roche terminated the collaboration agreement for our MAXY-VII product candidates due to the inability of the parties to de-risk the program in preclinical testing by failing to establish an animal model suitable to demonstrate cessation of acute bleeding in a trauma setting. In

November 2007, we agreed with Roche to terminate the collaboration agreement for our MAXY-alpha product candidates based on preliminary observations made in a Phase Ia clinical trial.

Finally, in November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California in an effort to reduce costs and increase overall operational efficiency across our research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. As a result of the consolidation, we have recorded charges of approximately $5.2 million relating to one-time termination benefits for the affected employees of Maxygen ApS and related expenses and we expect to incur additional costs of approximately $1.0 million relating to the consolidation and expect to complete the activities related to this consolidation during the second quarter of 2008.

Business Strategy

Our goal is to develop and commercialize improved and proprietary versions of currently marketed or clinically validated therapeutic proteins. To achieve this objective, we are pursuing the following key strategies:

•	Advance the Development of Our Lead Product Candidates. Our primary focus is the advancement of our lead product candidate, MAXY-G34, through clinical development and the commencement of clinical development for our MAXY-VII product candidate for hemophilia. We initiated a Phase I clinical trial in the United States for our lead MAXY-G34 product candidate in the third quarter of 2006 and commenced a Phase IIa clinical trial in breast cancer patients in July 2007. We currently plan to file our first clinical trial application (CTA) for our lead MAXY-VII product candidate in the first half of 2008 and expect to commence clinical trials in hemophilia patients in 2008. We also plan to conduct in vivo proof-of-concept preclinical studies with our MAXY-4 product candidates and select one or more lead product candidates in 2008.

•	Create Value with Improved Next-Generation Protein Drugs. Our research and development efforts focus on seeking to make improved and proprietary versions of currently marketed therapeutic proteins that address significant market opportunities. We continue to identify new product opportunities based upon currently marketed or clinically validated protein products that require or could benefit from improvements to address existing medical needs in the treatment of disease and serious medical conditions, and use our proprietary MolecularBreeding directed molecular evolution platform and other technologies in an effort to improve these products. We commit resources to only those product candidates that we believe are scientifically and commercially viable.

•	Increase Value, Reduce Risk. By using our technologies to improve the properties of currently marketed or clinically validated therapeutic proteins that have significant commercial value, we believe we can potentially create novel and proprietary best-in-class products that take advantage of known utility, development paths and markets. We believe that this approach may result in reduced risk and enhanced chances of commercial success as compared to the development of novel pharmaceutical products directed at unvalidated targets.

•	Establish a Portfolio of Next-Generation Therapeutic Proteins. In addition to our existing product candidates, we have an ongoing discovery effort focused on next-generation protein pharmaceuticals. Our goal is to leverage discoveries in our research programs or in-licensed product candidates to extend and expand our product pipeline. By broadening our product portfolio, we hope to increase the probability of clinical and commercial success and reduce the risks arising from the impact of any one product failure.

•	Establish Strategic Collaborations to Advance our Product Pipeline and Leverage Our Development Resources. Part of our strategy has been to establish strategic collaborations with leading biopharmaceutical corporations that enable us to retain a large portion of the eventual value from our product candidates. We may enter into strategic collaborations at various stages in our research and development process that will allow us to further diversify our product development risks, reduce costs, access the complementary skills and infrastructure possessed by our partners and accelerate the development and commercialization of our product candidates.

•	Manage Our Financial Resources. Fiscal discipline and pragmatic allocation of our resources are key components of our strategy. We focus our financial resources on those functions that should enhance our ability to generate improved next-generation product candidates and rapidly advance these new product candidates through preclinical and clinical development.

Product Pipeline

The following table summarizes the status of our product pipeline:

Development
Responsibilities/
		Commercialization	Commercialization
Product Candidate	Indication	Rights	Rights	Status

MAXY-G34	Neutropenia	Maxygen	Maxygen	Phase IIa
MAXY-VII	Hemophilia	Maxygen	Maxygen	Preclinical;* plan to file clinical trial application (CTA) in the first half of 2008
MAXY-4	Rheumatoid Arthritis	Maxygen	Maxygen	Preclinical;* plan to conduct in vivo proof-of-concept preclinical studies and select lead candidate(s) in 2008

*	“Preclinical” means candidate selection, process development, product scale-up, formulation and further testing in animals, including toxicology, pharmacokinetics and pharmacodynamics.

MAXY-G34

Our lead MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of neutropenia. G-CSF is a natural protein that functions by stimulating the body’s bone marrow to produce more white blood cells.

Neutropenia is a severe decrease in neutrophil cell counts in the blood. Neutropenia is a common side effect of chemotherapeutic treatments for many forms of cancer, including breast cancer, lung cancer, lymphomas and leukemias. Neutropenic patients are at increased risk of contracting bacterial infections, some of which can be life threatening. Further, and most importantly, neutropenic patients may receive reduced or delayed chemotherapy treatment, which can result in cancer progression.

Treatment with MAXY-G34 may help the body make white blood cells more rapidly and for a more sustainable period than the products currently approved for the treatment of neutropenia, Neupogen and Neulasta, which could make it an attractive alternative for both doctors and patients. In multiple preclinical animal models, we have generated data that suggest that our MAXY-G34 product candidate reduces the duration of severe neutropenia by clinically relevant periods (approximately 25% shorter duration of neutropenia) when compared to the currently marketed products. If these results translate into the human clinical setting, MAXY-G34 may help protect patients from chemotherapy and radiation therapy-related febrile neutropenia and infections, shorten the duration of hospital stays and help keep patients on schedule for their cancer treatments.

Market Opportunity.  Neupogen, a first-generation G-CSF product, and Neulasta, a second-generation pegylated G-CSF product, currently dominate the market to treat chemotherapy and radiation-induced neutropenia. Worldwide sales of G-CSF products were approximately $4.8 billion in 2007.

Development Status.  The initial Phase I clinical trial of MAXY-G34 was initiated in August 2006 in the United States. This study in healthy volunteers was designed to determine safety, pharmacokinetics, pharmacodynamics and immunogenicity of a single subcutaneous injection of MAXY-G34. The study initially investigated doses ranging from 10 to 150 µg/kg of MAXY-G34 with a subsequent study extension to investigate the 5 µg/kg dose of MAXY-G34 in a total of 47 subjects, of which 40 received MAXY-G34. The results of the Phase I clinical trial with a single dose of MAXY-G34 indicated that the drug was generally safe and well tolerated throughout the study, at all doses from 5 to 150 µg/kg of MAXY-G34. All doses tested in this Phase I trial increased the neutrophil levels as compared to the placebo controls. The half-life observed for MAXY-G34 in the initial Phase I clinical trial was approximately 2.3 times the terminal half-life for Neulasta in healthy volunteers, as estimated from the historical literature for Neulasta. No antibodies were detected in any clinical trial participants 30 and 90 days after the administration of MAXY-G34. The adverse events observed were similar in frequency and type to those previously reported for currently marketed G-CSF products. The most common adverse event observed was bone pain. Low but detectable levels of MAXY-G34 were observed at the end of the 21-day collection period across the dose range studied.

Preliminary data from a separate Phase I study that examined MAXY-G34 at a 100 µg/kg dose or a 6mg fixed dose of Neulasta in healthy volunteers were generally consistent with the results previously obtained in the initial Phase I study (which did not involve a Neulasta cohort). Six volunteers were examined in each group. These results further indicated that both drugs were generally safe and well tolerated in healthy volunteers. Both MAXY-G34 and Neulasta increased the neutrophil levels and both drugs led to a substantial increase in the level of CD34+ cells in blood. Based on comparisons of the area under the curve for neutrophils and CD34+, at the single doses of MAXY-G34 and Neulasta being compared, MAXY-G34 administration resulted in numerically larger neutrophil levels, while Neulasta administration resulted in numerically larger numbers of CD34+ progenitor cells released. No inferences can be reliably drawn regarding these observed differences, in light of the small number of subjects in this study. In this study, the half-life observed for MAXY-G34 was approximately 1.3 times that observed for Neulasta. No antibodies binding to MAXY-G34 were detected in this trial at any time up to 90 days post-administration of MAXY-G34.

In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. In this Phase IIa clinical trial, patients are being administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study intends to investigate safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg with recommendations for dose-escalation provided by an independent Data Safety Monitoring Board, or DSMB.

Initial observations from the Phase IIa trial were reported in January 2008 and included the following:

•	Patients in the initial 10 µg/kg MAXY-G34 cohort met the safety criterion for duration of neutropenia (less than or equal to five days of severe neutropenia), and, as a result, none of the MAXY-G34 treated patients needed to be switched to Neulasta. In breast cancer patients receiving TAC chemotherapy without G-CSF support, severe neutropenia has been reported to last approximately seven days.

•	No serious adverse events or immunogenicity issues were noted for the initial cohort of patients on 10 µg/kg of MAXY-G34. Data available from multiple patients after multiple doses revealed no binding antibodies, and drug response in all patients had been sustained.

•	The DSMB overseeing the trial approved escalation to the second dose level of 30 µg/kg MAXY-G34. The first cohort of patients at this level has been enrolled and commenced treatment.

•	No serious adverse events or drug-related grade 3 or 4 adverse events were reported in any patient receiving MAXY-G34. A total of 23 doses of MAXY-G34 had been delivered to patients in the 10 µg/kg and 30 µg/kg cohorts.

On February 12, 2008, it was reported that the DSMB had met and approved escalation to the third dose level of 60 µg/kg of MAXY-G34 and we have enrolled the first cohort of patients at this dose level.

We currently retain all rights to our MAXY-G34 product candidate.

MAXY-VII

Our lead MAXY-VII product candidate has been designed to be a superior next-generation factor VIIa product to treat hemophilia and, potentially, acute bleeding indications. Factor VIIa is a natural protein with a pivotal role in blood coagulation and clotting.

Hemophilia is an inherited genetic disease defined by a lack of one or more proteins (clotting factors) required to clot the blood. Hemophilia A, in which patients lack clotting Factor VIII, accounts for the majority of patients. The second most common type of hemophilia is Hemophilia B, in which patients lack Factor IX. The first line of treatment for these patients is to replace the missing clotting factor with recombinant or plasma-derived Factor VIII and Factor IX. Some patients develop antibodies, also referred to as inhibitors, to these replacement factors, and are subsequently treated with recombinant Factor VIIa.

NovoSeven, a recombinant human Factor VII product of Novo Nordisk A/S approved for the treatment of hemophilia patients with inhibitors, is the only Factor VII product currently approved for human use. Our lead MAXY-VII product candidate has been designed to deliver greater potency, improved efficacy, a longer circulating half-life and an overall improved therapeutic index in the treatment of uncontrolled bleeding compared to NovoSeven. Studies in preclinical animal models have demonstrated that MAXY-VII may be more effective than NovoSeven at treating uncontrolled bleeding.

Novo Nordisk A/S is currently conducting clinical trials of NovoSeven for various indications associated with uncontrolled bleeding, including trauma and surgical bleeds.

Market Opportunity.  NovoSeven is currently approved for the treatment of hemophilia patients who have developed antibodies to replacement factor VIII or factor IX therapy. Sales of NovoSeven in 2007 were approximately $1.1 billion. The use of recombinant Factor VII-based products for the treatment of new indications, such as severe bleeding in trauma, is also forecasted to represent significant new market opportunities for next-generation recombinant Factor VII products.

Development Status.  We currently plan to file our first clinical trial application (CTA) for our lead MAXY-VII product candidate in the first half of 2008 and expect to commence a first in human clinical trial in hemophilia patients in 2008.

In December 2005, we entered into an agreement with Roche relating to the development and commercialization of these product candidates for acute bleeding indications. Roche terminated this agreement in April 2007 due to the inability of the parties to de-risk the program in preclinical testing by failing to establish an animal model suitable to demonstrate cessation of acute bleeding in a trauma setting. Under the terms of the agreement, we had agreed with Roche to share the costs of worldwide research and development activities in connection with the development of the MAXY-VII product candidates. We were to lead early stage clinical development of these product candidates and Roche was to lead late stage clinical development, with exclusive worldwide rights to commercialize the MAXY-VII products subject to the agreement. In the United States, we had the option to co-fund marketing activities in exchange for increased royalty amounts. Under the agreement, we received an upfront fee of $8 million from Roche and, in 2006, we received a $5 million payment from Roche for the achievement of a manufacturing process development milestone. We were eligible to receive additional milestone payments of up to $82 million upon the achievement of further development milestones, as well as royalties on product sales. As a result of the termination of this agreement, we recognized approximately $5.6 million of deferred revenue in 2007 relating to the upfront fee received from Roche in 2005. Subsequent to the termination of this agreement, all rights related to MAXY-VII were returned to us and we have since advanced preclinical development of our lead MAXY-VII product candidate for the treatment of hemophilia.

We currently retain all rights to our MAXY-VII product candidates.

MAXY-4

Our MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. These candidates are designed to block the co-stimulation of T cells, a subset of white blood cells that are known to be involved in the pathogenesis of autoimmunity.

Rheumatoid arthritis, or RA, is a chronic autoimmune disease characterized by chronic pain and disability of the peripheral joints. RA affects approximately 1% of the world’s population and its incidence is about twice as frequent among women than it is among men. Biologic therapeutics available for RA focus upon the greater than 4 million moderate-to-severe patients diagnosed with this severely debilitating condition in the developed world.

We have utilized our MolecularBreeding directed evolution technology to prepare our MAXY-4 candidates that have demonstrated improved potency in several preclinical assays as compared to Orencia (which is indicated for reducing signs and symptoms, inducing major clinical response, slowing the progression of structural damage, and improving physical function in adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response to one or more disease-modifying, anti-rheumatic drugs) and belatacept (currently under development by Bristol-Myers Squibb Company for organ transplant therapy).

Market Opportunity.  In 2007, worldwide sales of protein therapeutics used for the treatment of RA were greater than $10 billion. In 2007, sales of Orencia, which was launched in the United States during 2006 and in the European Union during 2007, were $231 million and are expected to exceed $1 billion by 2012. In addition to the RA marketplace, future commercial opportunities for our MAXY-4 program may include other autoimmune diseases, such as Crohn’s disease, systemic lupus erythematosus, psoriasis, transplant rejection and ulcerative colitis.

Development Status.  We plan to complete in vivo proof-of-concept preclinical studies of our MAXY-4 product candidates and select one or more lead candidates in 2008.

We currently retain all rights to our MAXY-4 product candidates.

Other Assets and Areas of Research

In addition to our development stage product candidates, we have other, earlier stage programs in preclinical research and assets outside of our core business, including vaccine research and an investment in Codexis, a biotechnology company focused on developing biocatalytic process technologies for pharmaceutical, energy and industrial chemical applications.

Vaccines

We believe that our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. We currently have an active program to advance the research for development of a preventative HIV vaccine. Our vaccine research program is fully funded by research grants from the National Institutes of Health, or NIH. In 2005, the NIH awarded us two competitive grants, including $11.7 million over approximately five years as part of the HIV Research and Development, or HIVRAD, program. The HIVRAD grant provides funds for the use of our MolecularBreeding directed evolution platform to generate novel HIV-1 antigens potentially capable of inducing broad antibody responses to multiple strains of the HIV-1 virus. The NIH also awarded us a Phase I grant in 2005 and two additional grants in 2006 totaling $500,000 from the NIH Small Business Innovation Research, or SBIR, program to fund investigations into the effect on immunogenicity of secondary modifications to a specific HIV-1 envelope protein. As part of the SBIR program, the NIH also awarded us one grant totaling $1.0 million over two years for work on vaccines for equine encephalitis. We are currently working in collaboration with Monogram Biosciences, Inc., Aldevron LLC and the Scripps Research Institute with respect to these government-funded projects.

We were also awarded a one-year contract of $2.4 million in 2005 from the Department of Defense to fund work to develop a high-throughput HIV vaccine-screening platform. This grant, which was renewed in 2006 for $2.4 million, expired in October 2007.

In addition, in December 2007, we licensed our proprietary dengue virus antigen technology to sanofi pasteur, the vaccines division of the sanofi-aventis Group. Under the terms of the agreement, we have transferred to sanofi pasteur a portfolio of preclinical dengue antigens for development and worldwide commercialization of a second generation dengue vaccine. We received an upfront fee and are eligible to receive up to an additional $23.0 million of event-based payments under the agreement, as well as royalties on any product sales.

Codexis, Inc.

We have a minority investment in Codexis. We formed Codexis in January 2002 as a wholly owned subsidiary to operate our former chemicals business. Our voting rights in Codexis were reduced below 50% in the first quarter of 2005 and, as a result, Codexis is no longer consolidated in our financial statements. As of December 31, 2007, we owned approximately 8.9 million shares of Codexis common stock and various classes of Codexis preferred stock convertible into common stock, equal to approximately 25% of the issued and outstanding capital stock of Codexis. The convertible preferred stock of the most recent Codexis financing is senior in liquidation preference to our shares and was sold at a price of $8.50 per share. We are not obligated to fund the operations or other capital requirements of Codexis. For more information regarding our investment in Codexis, see Note 1 of the Notes to Consolidated Financial Statements.

In 2002, we entered into a license agreement with Codexis pursuant to which we granted to Codexis certain exclusive rights to our MolecularBreeding directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. Under the agreement, Codexis is also eligible to acquire certain additional rights for use in limited subfields based upon predetermined research expenditure requirements. In partial consideration for the rights granted to Codexis under the license agreement, we received shares of Codexis common and preferred stock. In 2006, we amended the license agreement to expand the scope of the license to include certain applications relating to energy, including biofuels. In consideration of this expanded license, we were granted the right to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. We are also entitled to a percentage of net sales of any energy product that Codexis commercializes directly. We are also entitled to a percentage of any assets, rights or interests Codexis may obtain through an affiliate that engages in a line of business relating to such products or processes. The license agreement does not otherwise provide for the payment by us or to us of any amounts for license fees, milestone payments or royalties. The license agreement expires upon the last to expire of the patent rights licensed under the agreement but may be terminated earlier by us under certain circumstances, including a material breach by Codexis of certain obligations under the license agreement. Following the termination or expiration of the license agreement, Codexis would retain a license for an additional fifty (50) years to certain rights and materials transferred by us to Codexis under the agreement.

During 2007, we recognized $8.3 million in revenue from Codexis under this license agreement, including approximately $7.5 million in connection with an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel.

Avidia Inc.

In July 2003, we established Avidia, Inc. (formerly Avidia Research Institute), or Avidia, a biotechnology company focused on developing products based on a new class of subunit proteins, together with two third-party investors. We received equity interests in Avidia through our initial contribution of technology and funding and our participation in subsequent preferred stock financings by Avidia. In October 2006, Amgen Inc. completed the acquisition of Avidia. As a result of the acquisition, we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in exchange for our equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen Inc. of certain development activities. For more information regarding the sale of our investment in Avidia, see Note 12 of the Notes to Consolidated Financial Statements.

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

Under the cross license agreement, Avidia also granted us certain limited options to acquire additional licenses to develop and commercialize other therapeutic products researched by Avidia. The exercise of an option would require us to enter into a separate product license agreement for any such product with Amgen Mountain View Inc. (as successor to Avidia) on pre-agreed terms that would include the payment by us to Amgen Mountain View Inc. of royalties based on net sales of the products subject to the product license agreement and milestone payments based upon our achievement of certain regulatory and clinical milestones for such product, up to an aggregate of $19.8 million. To date, we have not entered into a product license agreement for any such product.

MAXY-alpha

Our MAXY-alpha product candidates have been designed to be superior next-generation interferon alpha products for the treatment of HCV and Hepatitis B virus, or HBV, infections and other indications, including infectious diseases, oncology, inflammatory diseases and autoimmune diseases.

In 2003, we entered into a broad strategic alliance with Roche, a market leader in interferon alpha therapies, to develop novel improved interferon alpha and beta products for HCV and HBV infections and a wide range of other indications. Roche initiated a Phase Ia trial of MAXY-alpha for the treatment of HCV in November 2006 and, in November 2007, we agreed with Roche to discontinue the clinical development of MAXY-alpha and terminate the collaboration agreement based on preliminary observations made during the Phase Ia trial, including an unexpected reduction of pharmacodynamic and pharmacokinetic effects of MAXY-alpha. Under the agreement, Roche had exclusively licensed from us worldwide commercialization rights to specific novel interferon product candidates for the treatment of HCV and HBV infections. We received an initial payment and full research and development funding for the first two years of the agreement. In addition, we received $9 million of milestone payments from Roche during the term of the agreement. In addition to royalties on any product sales, we would have also been eligible to receive additional milestone payments of up to $50 million. In connection with the termination of the collaboration agreement, all rights to the MAXY-alpha product candidates have reverted back to us. At present, we have no plans for the further development of our MAXY-alpha product candidates.

MAXY-gamma

Our MAXY-gamma product candidates are next-generation versions of interferon gamma. In 2001, we granted an exclusive license to InterMune, Inc., or InterMune, to develop and market our MAXY-gamma product candidates for all human therapeutic indications. Based on InterMune’s decision to discontinue the development of our MAXY-gamma product candidates, we agreed with InterMune to terminate the license agreement, effective July 31, 2007. Under the agreement, we received upfront license fees and full research funding during the research phase of the collaboration, which was completed in June 2004, and would have been eligible to receive development and commercialization milestone payments that could have exceeded $60 million, in addition to royalties on product sales. As a result of the termination of this license agreement, all rights licensed to InterMune under the agreement have reverted to us. At present, we have no plans for the further development of our MAXY-gamma product candidates.

Our Technologies

MolecularBreeding Directed Evolution Technologies

Our MolecularBreeding directed evolution technologies mimic the natural events of evolution. First, genes are subjected to DNAShuffling recombination technologies, generating a diverse library of gene variants. Second, our proprietary MaxyScan screening platform selects individual proteins from the gene variants in the library. The proteins that show improvements in the desired characteristics become the initial lead candidates. After confirmation of activity, the initial lead candidates are then used as the genetic starting material for additional rounds of shuffling. Once the level of improvement needed for the particular protein pharmaceutical is achieved, the group of product candidates is evaluated to select one or more product candidates for development.

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

We have access to multiple sources of genetic starting material. In addition to the wealth of publicly available genetic sequence information, we have typically been able to access our collaborators’ proprietary genes for use outside their specific fields of interest. Furthermore, we are able to inexpensively obtain our own genetic starting material or information, either through our own in-house efforts or through collaborations with third parties. This information and such materials when coupled with our DNAShuffling recombination technologies, can provide a virtually infinite amount of new, proprietary gene variants some of which may have potential commercial value.

Other Technologies

In addition to our proprietary MolecularBreeding directed evolution platform, we have acquired capabilities with regard to several complementary technologies potentially useful for the development of protein-based pharmaceuticals. Two examples of the tools that we use to post-translationally modify protein drugs are pegylation and glycosylation technologies. Over the last few years, glycosylation and pegylation have been validated technically and commercially through the successes of drugs, such as the pegylated interferons (Pegasys and PEG-Intron) and Aranesp, a hyper-glycosylated erythropoeitin. These post-translational modifications of proteins have been demonstrated to change the pharmacokinetics and pharmacodynamics of certain protein drugs. In addition, these modifications can change the solubility, bioavailability and immunogenicity profile of protein drugs.

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

We have an extensive patent portfolio including over 80 issued U.S. patents and over 50 foreign patents relating to our proprietary MolecularBreeding directed evolution platform. Additionally, we have over 20 pending U.S. patent applications and over 50 pending foreign counterpart applications relating to our MolecularBreeding directed evolution platform and specialized screening technologies, and the application of these technologies to the development of protein pharmaceuticals and other industries, including agriculture, vaccines, gene therapy and chemicals.

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

In addition to the patents that we own directly, we have also exclusively licensed patent rights and technology for specific uses from Novozymes A/S, the California Institute of Technology, the University of Washington, GGMJ Technologies, L.L.C. and the University of Minnesota. These licenses give us rights to an additional 21 issued U.S. patents, 13 granted foreign patents and over 20 pending U.S. and foreign counterpart applications.

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

In July 2005, our European Patent 0752008, covering our first generation directed molecular evolution technologies, was the subject of an opposition proceeding before the European Patent Office. All claims of the patent were upheld as valid with minor amendments. We appealed this decision to the Appeals Division, which decided in a December 2007 hearing to maintain the patent with claims slightly broader than those maintained in the opposition proceeding. In October 2005, the Australian Patent Office found, in an opposition proceeding regarding our Australian patent application No. 703264 that corresponds to European Patent 0752008, 89 of our claims to be patentable as presented. In February 2006, our European Patent 0876509, covering one embodiment of our second-generation directed molecular evolution technologies, was the subject of an opposition proceeding before the European Patent Office. The opposition board revoked the patent on the grounds of lack of inventive step. We appealed this decision to the appeals board of the European Patent Office and in February 2008, the Appeals Division reversed the decision of the opposition board and maintained the patent with all its claims as originally issued.

Product Patents

Our patent portfolio consists of the following issued patents and pending patent applications for each of our primary product candidates:

•	For our MAXY-G34 product candidates, we have three U.S. patents, 16 pending U.S. applications, 10 foreign patents and 42 pending foreign applications.

•	For our MAXY-VII product candidates, we have one U.S. patent, 21 pending U.S. applications, eight foreign patents and 49 pending foreign applications. We also have exclusive licenses to two U.S. patents, ten pending U.S. applications and four pending foreign applications.

•	For our MAXY-4 product candidates, we have one pending U.S. application.

Manufacturing

We rely on third party manufacturers and collaborators to produce our compounds for clinical purposes and may do so for commercial production of any drug candidates that are approved for marketing. We have established agreements with Rentschler Biotechnologie GmbH, or Rentschler, in Germany for the manufacture of supplies of our MAXY-G34 product candidates for Phase I and II clinical trials and for the manufacture of supplies of our MAXY-VII product candidates for preclinical studies and Phase I and II clinical trials.

We believe that our current contract manufacturing agreement with Rentschler will be sufficient to accommodate clinical trials of our MAXY-G34 and MAXY-VII product candidates through Phase I and II clinical trials. However, we will need to secure additional manufacturing arrangements with contract manufacturers or develop our own manufacturing capability to meet our future needs, which would require significant capital investment.

Competition

Any products that we develop will compete in highly competitive markets. We face competition from large pharmaceutical and biopharmaceutical companies, such as Eli Lilly and Company, Pfizer, Inc., Genentech, Inc., Novo Nordisk A/S, Bristol-Myers Squibb Company, Schering-Plough Corporation and Amgen Inc., and from smaller biotechnology companies, such as Human Genome Sciences, Inc., Neose Technologies, Inc., CoGenesys, Inc., Zymogenetics, Inc., Inspiration Biopharmaceuticals, Inc. and Catalyst Biosciences, Inc. In the vaccines field, we face competition from biotechnology companies, such as Corixa Corporation (now a subsidiary of GlaxoSmithKline plc) and Vical Corporation, as well as large pharmaceutical companies, including GlaxoSmithKline plc, sanofi-aventis, Novartis AG, Pfizer Inc. and Merck & Co., Inc.

Many of our potential competitors, either alone or together with their collaborative partners, have substantially greater financial, technical and personnel resources than we do, and there can be no assurance that they will not succeed in developing technologies and products that would render our technologies and products or those of a collaborator obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, obtaining FDA and other regulatory approvals of products, and manufacturing and marketing products.

We are a leader in the field of directed molecular evolution. We are aware that other companies, including Verenium Corporation, Xencor, Inc. and Nautilus Biotech, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, Pennsylvania State University, the University of California and the University of Washington are also working in this field. We have licensed certain patents from certain of these institutions. This field is highly competitive and companies and academic and research institutions are actively seeking to develop technologies that could be competitive with our technologies.

We are aware that other companies, organizations and persons have described technologies that appear to have some similarities to our patented proprietary technologies. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.

Research and Development Expenses

The majority of our operating expenses to date have been related to research and development. Our research and development expenses were $59.9 million in 2007, $49.1 million in 2006 and $41.9 million in 2005 (including research and development expenses attributable to Codexis in 2005). Additional information required by this item is incorporated herein by reference to “Research and Development Expenses” in Note 1 of the Notes to Consolidated Financial Statements. We intend to maintain our strong commitment to research and development as an essential component of our product development effort. We may also license technology or products developed by third parties to obtain access to additional potential products.

Geographic Distribution

We have operations in two geographic locations, the United States and Denmark. In November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities. The consolidation has resulted in the cessation of our research and development operations in Denmark, although we may continue to conduct limited administrative activities through Maxygen ApS for the foreseeable future. In addition, certain of our licensors are based outside the United States. Additional information required by this item is incorporated herein by reference to “Segment Information — Geographic Information” in Note 11 of the Notes to Consolidated Financial Statements.

Segment Reporting

We operate our business in one segment, human therapeutics. Prior to February 28, 2005, the date on which Codexis ceased to be our consolidated subsidiary, we operated our business in two segments, human therapeutics and chemicals. Additional information required by this item is incorporated herein by reference to “Segment Information” in Note 11 of the Notes to Consolidated Financial Statements.

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

The time required for completing testing and obtaining approvals of our product candidates is uncertain but will take several years and approvals will only be obtained if our product candidates are shown to be safe and efficacious in clinical trials. Any delay in testing may hinder product development. In addition, we may encounter delays in product development or rejections of product applications due to changes in FDA or foreign regulatory policies during the period of product development and testing. Failure to comply with regulatory requirements may subject us to, among other things, civil penalties and criminal prosecution; restrictions on product development and production; suspension, delay or withdrawal of approvals; and the seizure or recall of products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate statutes and regulations requires the expenditure of substantial resources. Any delay or failure, by us to obtain regulatory approvals could adversely affect our ability to commercialize product candidates and generate sales revenue. Such delays or failures could also impact our likelihood of receiving milestone and royalty payments under any future collaborative arrangement.

Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three sequential phases, which may overlap.

•	Phase I: Studies are conducted in normal, healthy human volunteers or patients to determine safety, dosage tolerance, absorption, metabolism, distribution and excretion. If possible, Phase I studies may also be designed to gain early evidence of effectiveness.

•	Phase II: Studies are conducted in small groups of patients afflicted with a specific disease to determine dosage tolerance and optimal dosage, to gain preliminary evidence of efficacy, and to determine the common short-term side effects and risks associated with the substance being tested.

•	Phase III: Involves large-scale studies conducted in disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for physician labeling.

To date, neither we nor any corporate collaborator has successfully completed all stages of clinical development for any of our product candidates. If we (or a corporate collaborator) are unable to continue or successfully complete clinical trials of MAXY-G34 or any of our other product candidates, or decide not to continue clinical trials for a particular indication, we will not be able to seek or obtain regulatory approval for commercialization of the applicable product candidate for the relevant indication.

Phase I, Phase II or Phase III clinical testing may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, an institutional review board, the FDA or other regulatory bodies may deny approval for conducting a clinical trial or temporarily or permanently suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Employees

As of March 3, 2008, we had 96 employees.

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

Over the past several years, we have shifted our primary focus to the development of next-generation protein pharmaceuticals. Accordingly, in 2004, we sold Verdia to Pioneer Hi-Bred International, Inc., a wholly owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. Codexis received financing from third party investors and operated as independent subsidiary beginning in September 2002 and, in February 2005, our voting rights in Codexis were reduced below 50%. In addition, in November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS and the elimination of all employment positions at that site. We expect to complete the activities related to this consolidation during the second quarter of 2008.

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

We have incurred net losses since our inception, including net losses of $49.3 million in 2007, $16.5 million in 2006 and $18.4 million in 2005. As of December 31, 2007, we had an accumulated deficit of $270.0 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years and may never achieve profitability. To date, we have derived substantially all our revenues from collaborations, license agreements and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We are an early stage company deploying unproven technologies. If we do not develop commercially successful products, we may be forced to cease operations.

You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. We may not be successful in the commercial development of products. Successful products will require significant investment and development, including clinical testing, to demonstrate their safety and effectiveness before their commercialization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of biological products. We have not proven our ability to develop or commercialize any products. We, alone or in conjunction with corporate collaborators, will need to conduct a substantial amount of additional development before any regulatory authority will approve any of our potential products. This research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems are frequently encountered in connection with the development and utilization of new and unproven technologies, and the competitive environment in which we operate could limit our ability to develop commercially successful products.

The prospects of our current product candidates are highly uncertain. In particular, ongoing clinical trials of our lead MAXY-G34 product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our trials, which could adversely affect our business and cause a significant drop in our stock price.

There is a substantial risk that our drug discovery and development efforts may not result in the development of any commercially successful products. Our lead MAXY-G34 product candidate is currently in Phase IIa clinical trials in breast cancer patients for the treatment of neutropenia. While we announced positive progress in this clinical trial in January 2008, the results of preliminary studies and early-stage clinical trials do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. Moreover, in our industry, most product candidates fail before entering clinical trials or in clinical trials and most products that commence clinical trials are not approved for use in humans and never reach the market. Accordingly, negative or inconclusive results from ongoing or future clinical trials of MAXY-G34 could lead us to cease the development of this product candidate and decide not to advance this product candidate into later stage clinical trials, such as a Phase IIb trial or pivotal Phase III trials. We may decide to cease further development of the product candidate for a variety of reasons, including evidence that MAXY-G34 may not meaningfully reduce the period or risk of neutropenia following chemotherapy, may remain in circulation longer than desired or cause adverse side effects. In addition, regardless of the clinical properties of MAXY-G34, we may cease development of this product candidate at any time if we determine that we cannot afford the costs of further developing this product candidate ourselves and we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of this product candidate.

Even if MAXY-G34 successfully completes clinical trials and is approved for marketing in the United States or other countries, it will need to compete with other G-CSF drugs then on the market. The ability of MAXY-G34 to be successful in the market will depend on a variety of factors, including, for example, whether MAXY-G34 is clinically differentiated from other G-CSF drugs, the scope and limitations of the label approved by regulators for the use of MAXY-G34, the price of MAXY-G34, reimbursement decisions by third parties with regard to MAXY-G34, and the effort and success of marketing activities undertaken with regard to MAXY-G34.

We are aware that Amgen Inc. and other third parties have a number of issued patents that claim certain G-CSF compositions and their use. Amgen Inc. and other third parties also have pending patent applications that are directed at certain G-CSF compositions and their use and these applications could result in issued patents. For example, we recently became aware that the U.S Patent and Trademark Office allowed claims relating to G-CSF variants in a patent application owned by Amgen Inc. No patent has yet issued on this application but may issue later in 2008. The owners of issued patents, such as Amgen, Inc., could elect to commence a patent infringement suit against us with regard to MAXY-G34 in the courts or before the International Trade Commission. While we believe that we would have good defenses to any such suit, the outcome of patent litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of any such suit, and we may not prevail. If the outcome of any such suit or action was unfavorable to us, we might have to pay significant damages to the patent owner, and if any patents found to be infringed had not expired, we could be enjoined from commercializing or importing MAXY-G34.

Drug development is a long, expensive and uncertain process and may not result in the development of any commercially successful products.

The development of human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials or in clinical trials. Moreover, most products that commence clinical trials are not approved for use in humans and never reach the market. In addition, due to the nature of human therapeutic research and development, the expected timing of product development, initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. Such uncertainty, which exists even for product candidates that appear promising based on earlier data, may result in research or development delays, clinical trial delays and failures, product candidate failures and delays in regulatory action or approval. Such delays or failures could reduce or eliminate our revenue by delaying or terminating the potential development and commercialization of our product candidates and could drastically reduce the price of our stock and our ability to raise capital. Without sufficient capital, we could be forced to reduce or cease our operations.

All of our product candidates are subject to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an investigational new drug application (IND) with respect to our drug candidates, and the results of preclinical studies do not necessarily predict the results of clinical trials. Moreover, the available animal models may be unsuitable for assessing our potential products for one or more indications, increasing the risk that animal models may not provide accurate or meaningful data as to the suitability or advantages of our potential products as treatments for the diseases or medical conditions of interest. Similarly, early-stage clinical trials may not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials will result in obtaining the desired efficacy data to support regulatory approval. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the U.S. Food and Drug Administration (FDA) or any foreign regulatory agency, which could delay, limit or prevent regulatory approval of our drug candidates. The FDA and similar regulatory agencies determine the type and amount of data necessary to obtain approval of any drug candidate, and as a result of new data or changes in the policies or practices of such agencies, the type and amount of data required for approval may change in the period between the start of product development and the completion of clinical trials.

Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing any of our current or future product candidates could severely harm our business.

The development of our product candidates, which is based on modifications to natural human proteins, may be subject to substantial delays, increased development costs, reduced market potential for any resulting product or the termination of the affected development program by us or a collaborator, each of which could adversely affect our business.

We design our product candidates to confer what we believe will be improved biological properties as compared to one or more currently marketed products. As a result, our product candidates differ from currently marketed drugs in ways that we expect will be beneficial. However, the impact of the modifications that we make in our product candidates may not be fully apparent in preclinical testing and may only be discovered in clinical testing. Such altered properties may render a product candidate unsuitable or less beneficial than expected for one or more diseases or medical conditions of possible interest or make the product candidate unsuitable for further development. For example, our products may be found to be more immunogenic than the corresponding natural human proteins or demonstrate undesirable pharmokinetic or pharmodynamic properties. For a particular product candidate, this may lead to the redirection of the development strategy which could result in substantial delays, increased development costs, decreased likelihood of obtaining regulatory approval, and reduced market potential for any resulting product. This also could result in the termination of the development of the affected product candidate. In either case, such results could adversely affect our business.

In addition, we or a collaborator may determine that certain preclinical or clinical product candidates or programs do not have sufficient therapeutic or commercial potential to warrant further advancement for a particular indication or all indications, and may elect to terminate a program for such indications or product candidates at any time. For example, we may conclude that a product candidate is not differentiated in a meaningful way from existing products, or that the costs of seeking to establish that a product candidate is differentiated would be prohibitive, or that the market size for a differentiated product with the attributes of a particular product candidate does not justify the expense and risk of further development. If we terminate a preclinical or clinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

In particular, the failure of our MAXY-G34 or MAXY-VII product candidates in clinical development could have a material adverse impact on our business. Termination of either program may also cause the price of our stock to drop significantly.

Our clinical development strategy, which relies on third party contract research organizations, exposes us to additional risk.

We do not have the ability to independently conduct clinical trials for our product candidates in the United States and other countries, and therefore rely on third parties, such as contract research organizations, to assist us in designing our clinical trials, preparing documents for submission to regulatory authorities, obtaining regulatory approval to conduct clinical trials, enrolling qualified patients, conducting our clinical trials, and analyzing the results of such trials. If these third parties do not successfully carry out their contractual duties, do not conduct the clinical trials in accordance with planned deadlines and the approved protocol and regulatory requirements, or are unable to manage the conduct of our clinical trials effectively in compliance with FDA and other regulatory requirements, it could adversely impact the results obtained in such trials and delay the progress or completion of clinical trials, regulatory submissions and commercialization of our potential products. In any such case, we may be affected by increased costs and delays or both, which may harm our business.

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

Our revenues, expenses and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:

•	the termination of research and development contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our development or discovery efforts leading to milestones and royalties under future collaboration arrangements, if any;

•	the timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements;

•	the timing of expenses, particularly with respect to contract manufacturing, preclinical studies and clinical trials;

•	the timing and willingness of any future collaborators to commercialize our products, which would result in royalties to us; and

•	general and industry specific economic conditions, which may affect the research and development expenditures of any future collaborator.

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

Our current and future product candidates could take a long time to complete clinical development, may fail in clinical development, or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In July 2007, we initiated a Phase IIa clinical trial in Eastern Europe for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia. Thus, our most advanced product candidate is now only in the early stages of clinical trials.

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

Although MAXY-G34 has demonstrated properties in preclinical and early clinical testing indicating that it may have advantages as compared to currently marketed drugs, the results from preclinical testing in vitro and animal models, as well as early, small scale clinical trials, often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. For example, after promising preclinical and early clinical data from our lead MAXY-alpha product candidate, clinical trials of this product candidate were terminated after an unexpected reduction of the pharmacodynamic and pharmacokinetic effects were observed and antibodies binding to MAXY-alpha were identified in a Phase I trial. As a result, there can be no assurances that clinical trials of any of our current or future product candidates will be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.

In addition, the timing of the commencement, continuation or completion of clinical trials may be subject to significant delays, or a clinical trial may be suspended or delayed by us, a collaborator, the FDA or other foreign governmental agencies for various reasons, including:

•	deficiencies in the conduct of the clinical trials;

•	negative or inconclusive results from the clinical trials that necessitate additional clinical studies;

•	difficulties or delays in identifying and enrolling patients who meet trial eligibility criteria;

•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•	inadequate supply or deficient quality of product candidate materials necessary for the conduct of the clinical trials;

•	the occurrence of unacceptable toxicities or properties or unforeseen adverse side effects, especially as compared to currently approved drugs intended to treat the same indications;

•	our lack of financial resources to continue the development of a product candidate;

•	future legislation or administrative action or changes in FDA policy or the policy of foreign regulatory agencies during the period of product development, clinical trials and FDA regulatory review; or

•	other reasons that are internal to the business of a collaborative partner, which it may not share with us.

As a result of these risks and other factors, we may conduct lengthy and expensive clinical trials of MAXY-G34 or our other current or future product candidates, only to learn that a particular product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval for one or more therapeutic indications, has failed to demonstrate clinically relevant differentiation of our products from currently marketed products, does not offer therapeutic or other improvements compared to other marketed drugs, has unforeseen adverse side effects or does not otherwise demonstrate sufficient potential to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our product candidates could severely harm our business.

Our potential products are subject to a lengthy and uncertain regulatory process and may never gain approval. If our potential products are not approved, we will not be able to commercialize those products.

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

Because our potential products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and these authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. Neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding directed evolution platform for commercialization in the United States or elsewhere. We, or a collaborator, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.

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

We do not currently have the resources, facilities or experience to manufacture any product candidates or potential products ourselves. Completion of any clinical trials and any commercialization of our products will require access to, or development of, manufacturing facilities that meet FDA standards or other regulatory requirements to manufacture a sufficient supply of our potential products. We currently depend on third parties for the scale up and manufacture of our product candidates for preclinical and clinical purposes. If our third party manufacturer is unable to manufacture preclinical or clinical supplies in a timely manner, or is unable or unwilling to satisfy our needs or FDA or other regulatory requirements, it could delay clinical trials, regulatory submissions and commercialization of our potential products, entail higher costs and possibly result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials, delay or prevent us from achieving development milestones under a collaborative agreement or result in the termination of development of particular product candidates, adversely affecting our revenues and product development timetable, which in turn could adversely affect our business and our stock price.

There are a limited number of contract manufacturers that are suitable for the manufacture of protein pharmaceuticals in compliance with current Good Manufacturing Practices (GMP) requirements and there is often limited access to such facilities. If we are unable to enter into agreements with qualified manufacturers that will provide us with our product candidates in a timely manner and at an acceptable cost, the development or commercialization of a potential product could be delayed, which would adversely affect our business.

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

We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from existing license agreements and grants, will enable us to maintain our currently planned operations for at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase in future periods depending on many factors, including payments received under our license agreements and government grants, the progress and scope of our research and development projects, the extent to which we advance products into and through clinical trials with our own resources, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims. Changes may also occur that would consume available capital resources significantly sooner than we expect.

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

If we are unable to enter into or maintain future collaboration arrangements for any of our product candidates, we may not be able to effectively develop and market some of our products.

Since we do not currently possess the resources necessary to develop and commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we have generally sought to enter into collaborative arrangements to fund the development of new product candidates for specific indications and to develop and commercialize potential products. We are not currently party to a collaboration arrangement with respect to any of our primary product candidates and, if we are unable to enter into any new collaboration arrangements, or if any future collaboration arrangements are not maintained, our potential products may not be commercialized.

We have limited or no control over the resources that a collaborator may devote to the development and commercialization of our potential products. A collaborator may elect not to develop potential products arising out of a collaborative arrangement or not to devote sufficient resources to the development, manufacture, marketing or sale of these products. Further, a collaborator may not perform its obligations as expected and may delay the development or commercialization of a product candidate, terminate its agreement with us, or breach or otherwise fail to conduct its collaborative activities successfully and in a timely manner. If any of these events occur, we may not be able to develop or commercialize our potential products.

In April 2007, Roche terminated its agreement with us relating to the co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications due to the inability of the parties to de-risk the program in preclinical testing by failing to establish an animal model suitable to demonstrate cessation of acute bleeding in a trauma setting. In November 2007, we agreed with Roche to terminate the collaboration agreement for our MAXY-alpha product candidates due to preliminary observations of an unexpected reduction of pharmacodynamic and pharmacokinetic effects of MAXY-alpha during a Phase Ia clinical trial. We currently intend to advance one of our MAXY-VII product candidates into clinical trials for the treatment of hemophilia, and we are currently evaluating our plans for the continued development of our MAXY-VII product candidates for acute bleeding indications and the continued development of our MAXY-alpha product candidates for all indications. However, the termination of these agreements may make it more difficult or impossible for us to enter into an agreement with another third party for the development or commercialization of these product candidates for such indications. For example, if we are unable to enter into a new collaboration or licensing arrangement for the development of MAXY-VII, we may elect to discontinue further development of MAXY-VII for acute indications. If, on the other hand, we decide to use our own resources to continue the development of these product candidates for acute indications, as well as for hemophilia, our operating expenses could increase substantially, which may harm our business.

Any conflicts with a collaborator could harm our business.

An important part of our strategy involves conducting proprietary research programs. As a result, we may pursue opportunities in fields that could conflict with a future collaborator. Moreover, disagreements with a collaborator could develop over rights to our intellectual property. Any conflict with a collaborator could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with a future collaborator, which could reduce our revenues.

In addition, a collaborator may market products intended to treat the medical conditions that our product candidates are planned to be used to treat, and could become our competitors in the future. For example, a collaborator could develop and commercialize competing products, fail to rapidly develop our product candidates, fail to obtain timely regulatory approvals for product commercialization, terminate their agreements with us prematurely, or fail to devote sufficient resources to allow the development and commercialization of our products. Any of these circumstances could harm our product development efforts. We have limited ability to prevent actions by any future collaborator that could have any adverse impact on the development and commercialization of our related product candidates.

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

Recently, the U.S. Patent and Trademark Office adopted new rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, the U.S. District Court for the Eastern District of Virginia issued a preliminary injunction preventing implementation of the new rules until a consolidated lawsuit challenging the rules is resolved. The new rules are numerous and complex and their impact, as well as the resolution of the injunction and pending lawsuit, is still uncertain. The new rules, if made effective, generally are expected to make it more difficult for patent applicants to obtain patents, especially with regard to biotechnology products and processes. Although we do not believe that the rule changes, if made effective, would likely have a material adverse impact with regard to our MAXY-G34 or MAXY-VII programs, it may be more difficult to obtain patent protection in the United States for any future product candidates.

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

Our revenues are primarily derived from government grants and license agreements, and our inability to maintain these grants and agreements or establish and maintain new collaborations, license agreements or grants would adversely impact our revenues, financial position and results of operation.

Our collaboration agreements with Roche for our MAXY-alpha and MAXY-VII product candidates were terminated in 2007 and we currently have two government grants and a license agreement with Codexis that we expected to generate revenue in 2008. We expect that substantially all of our revenue for the foreseeable future will result from government grants and this license agreement. If the government grants or the license agreement is materially amended or terminated and we are unable to enter into new collaboration or license agreements or obtain new grants, our revenues, financial position and results of operations would be materially adversely affected.

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

With regard to our MAXY-G34 product candidate, we expect Neulasta and Neupogen (from Amgen, Inc.) to compete with MAXY-G34, if commercialized. In addition, we are aware that Neose Technologies, Inc. and CoGenesys, Inc. are developing G-CSF products based on naturally occurring human G-CSF.

With regard to our MAXY-VII product candidate, we expect NovoSeven (from Novo Nordisk A/S) to compete with MAXY-VII, if commercialized. In addition, we are aware that Novo Nordisk, Neose Technologies Inc., Inspiration Biopharmaceuticals, Inc. and Catalyst Biosciences, Inc. have announced that they are developing Factor VIIa based products that, if marketed, could compete with MAXY-VII.

With regard to our MAXY-4 product candidates, we expect Orencia (from Bristol Myers Squibb Company) to compete with MAXY-4, if commercialized. In addition, we are aware that Bristol Myers Squibb Company is also developing Belatacept that, if marketed, could compete with MAXY-4.

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

In the United States, there is presently no legislation that specifically addresses the regulatory process for approval of biosimilar protein drugs, and to date only a biosimilar human growth hormone and certain insulin products have been approved by the FDA under a new drug application (NDA) in accordance with Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. However, legislation has been introduced into both the U.S. Senate and House of Representatives that addresses the development path and requirements for biosimilar protein drugs. It is not clear whether such legislation will be enacted into law, and if passed, what the substance of such legislation will be. However, any law that permits the approval of biosimilars would likely lead to the eventual introduction of biosimilar protein products in the United States, which could result in increased competition for all forms of a particular therapeutic protein.

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

As a company that is focused on next-generation protein therapeutic products, we face, and will continue to face, intense competition from both large and small biotechnology companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies for modifying DNA and proteins. These companies and organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the protein optimization field, including companies that have developed and commercialized prior versions of protein therapeutic products, may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce commercial products. In addition, therapeutic products that are small molecules may be developed by our competitors that could reduce or displace the market for our protein therapeutic products. Small molecule drugs are often less expensive and easier to administer than protein therapeutics and therefore would have competitive advantages if they were developed and shown to be safe and effective for the indication that our product candidates are targeting.

Even if approved by the FDA or a comparable foreign regulatory agency, any products that we develop through our technologies will compete in multiple, highly competitive markets may fail to achieve market acceptance, which would impair our ability to become profitable. Most of the companies and organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staff and facilities and capabilities, and greater experience in modifying DNA and proteins, obtaining regulatory approvals, manufacturing products and marketing. Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of a collaborator obsolete and noncompetitive.

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

Legislative actions, new accounting pronouncements and higher compliance costs may adversely impact our future financial position and results of operations.

Future changes in financial accounting standards may cause adverse, unexpected earnings fluctuations and may adversely affect our reported results of operations. For example, our implementation of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R) in 2006 had a material impact on our consolidated results of operations and net loss per share for the years ended December 31, 2006 and 2007 and is expected to have a material impact on our results of operations in the future. The continued impact of expensing stock-based compensation will depend in part upon the timing and amount of future equity compensation awards. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future.

In addition, compliance with changing regulations regarding corporate governance and public disclosure may also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations and Nasdaq Global Market listing requirements, have often created uncertainty for companies such as ours and compliance costs generally have increased as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Since 2000, we have conducted certain of our operations through Maxygen ApS, our Danish subsidiary. Although we are currently in the final stages of consolidating our operations in the United States, we will continue to conduct certain limited operations through Maxygen ApS until the consolidation is complete and may continue to conduct limited administrative activities through Maxygen ApS for the foreseeable future. As a result, we will continue to face certain risks related to the operation of a foreign subsidiary. Operation as an international entity requires additional management attention and resources. As long as we continue to operate internationally, we are subject to risks of doing business internationally, including compliance with foreign regulatory and legal requirements; difficulties in staffing and managing foreign operations; currency exchange risks; and potentially adverse tax consequences.

In addition, the consolidation of our operations has required us to transfer certain assets and functions from our Danish facility to our U.S. facility and hire additional employees in the United States. Any failure or delay in effectively transferring such assets or functions or hiring and integrating additional employees in the United States could hinder or delay the development of product candidates and research programs, which could adversely affect our business. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the consolidation that could adversely affect our financial position and results of operations.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During 2007, the price of our common stock on the Nasdaq Global Market ranged from $6.12 to $12.41. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any entry into or material amendment or termination of a collaborative or license agreement;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•	developments in or challenges relating to our patent or other proprietary rights, including lawsuits or proceedings alleging patent infringement based on the development, manufacturing or commercialization of our product candidates; and

•	sales of our common stock or other securities in the open market.

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

If we or a collaborator receives regulatory approval for one of our drug candidates, we will be subject to ongoing FDA obligations and continued regulatory review, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.

Any regulatory approvals that we or a collaborator receives for one of our product candidates may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA or a foreign regulatory agency approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping for the product will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restriction on the marketing of the product, and could include withdrawal of the drug from the market.

We may be subject to costly product liability claims and may not have adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of our product candidates will result in adverse effects. We currently maintain product liability insurance for our clinical trials, however, such liability insurance may not be adequate to fully cover any liabilities that arise from clinical trials of our product candidates. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.

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

There is significant uncertainty related to the coverage and reimbursement of newly approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause any revenue from a potential drug to decline.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders.

As of December 31, 2007, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 22% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

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

As of March 1, 2008, we leased an aggregate of 56,980 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 28, 2009 and include options to extend for an additional one-year term. We also lease an aggregate of 26,275 square feet of office and laboratory facilities in Horsholm, Denmark. The lease for our Danish facilities is scheduled to be terminated as of May 31, 2008 in connection with the cessation of research and development operations at Maxygen ApS.

We believe that our existing facilities are adequate to meet our needs for the immediate future. We believe that we can accommodate future growth, if any, by leasing additional or alternative space. For additional information regarding our lease obligations, see Note 7 of the Notes to Consolidated Financial Statements.

Item 3	LEGAL PROCEEDINGS

The information included in Note 10 of the Notes to Consolidated Financial Statements in Part II — Item 8 of this report is incorporated herein by reference.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “MAXY” since December 16, 1999. During the last two fiscal years, through December 31, 2007, the high and low sale prices for our common stock, as reported on the Nasdaq Global Market, were as follows:

	High	Low

Year ended December 31, 2007
First Quarter	$12.41	$10.00
Second Quarter	11.94	8.33
Third Quarter	9.56	6.49
Fourth Quarter	8.94	6.12
Year ended December 31, 2006
First Quarter	$8.95	$7.45
Second Quarter	8.44	7.01
Third Quarter	8.78	6.78
Fourth Quarter	10.98	7.97

Holders

As of February 29, 2008, there were 226 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore, are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Company Stock Price Performance(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2002 through December 31, 2007 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Maxygen, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	Total Return Analysis
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Maxygen, Inc.	100.00	139.50	167.85	98.56	141.34	105.38

Nasdaq Composite Index	100.00	149.75	164.64	168.60	187.83	205.22

Nasdaq Biotechnology Index	100.00	146.95	164.05	185.29	183.09	186.22

(1)	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Collaborative research and development revenue	$20,573	$14,333	$11,594	$20,544	$10,232
Revenue from related party	—	—	—	—	8,286
Grant revenue	2,282	1,942	2,907	4,477	4,639

Total revenues	22,855	16,275	14,501	25,021	23,157
Operating expenses:
Research and development	45,949	53,586	41,904	49,130	59,851
General and administrative	11,831	14,435	13,221	17,559	14,951
Restructuring charge	—	—	—	—	5,212
Amortization of goodwill and other intangible assets	698	—	—	—	—

Total operating expenses	58,478	68,021	55,125	66,689	80,014

Loss from operations	(35,623)	(51,746)	(40,624)	(41,668)	(56,857)
Interest income and other income (expense), net	5,253	4,055	5,572	8,524	7,542
Equity in net loss of minority investee	(500)	(1,395)	—	(1,000)	—
Gain on sale of equity investment(1)	—	—	—	17,662	—

Loss from continuing operations	(30,870)	(49,086)	(35,052)	(16,482)	(49,315)
Discontinued operations:
Loss from discontinued operations	(1,586)	(2,769)	—	—	—
Gain on sale of discontinued operations (net of taxes and transaction costs)	—	61,197	—	—	—

Income (loss) from discontinued operations	(1,586)	58,428	—	—	—
Cumulative effect adjustment(2)	—	—	16,616	—	—

Net income (loss)	(32,456)	9,342	(18,436)	(16,482)	(49,315)
Subsidiary preferred stock accretion	(1,279)	(1,000)	(167)	—	—

Income (loss) applicable to common stockholders	$(33,735)	$8,342	$(18,603)	$(16,482)	$(49,315)

Basic and diluted income (loss) per share:
Continuing operations	$(0.89)	$(1.40)	$(0.98)	$(0.46)	$(1.34)
Discontinued operations	$(0.05)	$1.66	$—	$—	$—
Cumulative effect adjustment	$—	$—	$0.46	$—	$—
Applicable to common stockholders	$(0.98)	$0.24	$(0.52)	$(0.46)	$(1.34)
Shares used in basic and diluted per share calculations	34,519	35,176	35,765	36,046	36,787

(1)	The gain on sale of equity investment in the year ended December 31, 2006 resulted from the net gain on the disposal of our investment in Avidia (see Note 1 of Notes to Consolidated Financial Statements).

(2)	The cumulative effect adjustment in the year ended December 31, 2005 resulted from the deconsolidation of Codexis, Inc. as of February 28, 2005 (see Note 1 of Notes to Consolidated Financial Statements).

	December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$191,868	$232,893	$188,323	$182,876	$145,813
Working capital	115,724	211,999	152,230	175,356	138,171
Total assets	234,069	263,105	214,523	205,647	172,709
Non-current portion of equipment financing	—	1,751	—	—	—
Minority interest	21,210	32,180	—	—	—
Accumulated deficit	(195,128)	(185,786)	(204,222)	(220,704)	(270,019)
Total stockholders’ equity	198,224	211,341	197,344	189,799	153,494

QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share data)
	(Unaudited)

2007
Collaborative research and development revenue	$7,597	$874	$5	$1,756
Revenue from related party	556	—	34	7,696
Grant revenue	939	1,207	964	1,529

Total revenues	9,092	2,081	1,003	10,981
Operating expenses:
Research and development	14,600	16,343	13,570	15,338
General and administrative	4,331	3,528	3,951	3,141
Restructuring charge	—	—	—	5,212

Total operating expenses	18,931	19,871	17,521	23,691

Loss from operations	(9,839)	(17,790)	(16,518)	(12,710)
Interest income and other income (expense), net	2,174	2,118	1,814	1,436

Net income (loss)	$(7,665)	$(15,672)	$(14,704)	$(11,274)

Basic and diluted income (loss) per share	$(0.21)	$(0.43)	$(0.40)	$(0.31)
Shares used in basic and diluted per share calculations	36,586	36,791	36,872	36,898

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share data)
	(Unaudited)

2006
Collaborative research and development revenue	$4,067	$7,950	$3,201	$5,326
Grant revenue	898	1,355	1,040	1,184

Total revenues	4,965	9,305	4,241	6,510

Operating expenses:
Research and development	13,262	10,212	12,020	13,636
General and administrative	4,318	4,065	4,547	4,629

Total operating expenses	17,580	14,277	16,567	18,265

Loss from operations	(12,615)	(4,972)	(12,326)	(11,755)
Interest income and other income (expense), net	1,893	1,931	2,267	2,433
Equity in net loss of minority investee	—	(342)	(658)	—
Gain on sale of equity investment(1)	—	—	—	17,662

Net income (loss)	$(10,722)	$(3,383)	$(10,717)	$8,340

Basic and diluted income (loss) per share	$(0.30)	$(0.09)	$(0.30)	$0.23
Shares used in basic and diluted per share calculations	35,973	36,024	36,078	36,109

(1)	The gain on sale of equity investment in the year ended December 31, 2006 resulted from the net gain on the disposal of our investment in Avidia (see Note 1 of Notes to Consolidated Financial Statements).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, we have established a focus in human therapeutics, particularly on the development of optimized protein pharmaceuticals. Three of our next-generation product candidates are currently in clinical or preclinical development: MAXY-G34, a pegylated, granulocyte colony stimulating factor (G-CSF) product for the treatment of neutropenia; MAXY-VII, a factor VIIa product for the treatment of hemophilia and possibly acute bleeding conditions; and MAXY-4, a CTLA-4-Ig product for the treatment of rheumatoid arthritis and other immune or autoimmune diseases.

In addition to our clinical and preclinical stage product candidates, we have other research stage programs and assets outside of our core business, including research on certain vaccine programs.

We use our technology platform, MolecularBreeding directed evolution, along with PEGylation, glycosylation, rational design and mutagenesis, in an effort to create improved, proprietary proteins. Our MolecularBreeding technology platform, also referred to as DNA shuffling, can be used to create new versions of any known protein. We believe that once a desired improvement has been identified, the chance of being able to create a novel protein with that desired improvement is high.

To date, we have generated revenues from collaborations with pharmaceutical, chemical and agriculture companies and from government grants. However, over the past several years, we have strategically shifted our focus to pharmaceutical products and believe this is an important step in building long-term value in our company. Revenues from our collaboration agreements were $10.2 million, $20.5 million and $11.6 million in 2007, 2006 and 2005, respectively. During 2007, we also recorded $8.3 million in revenue from related party under our license agreement with Codexis. These revenues reflect amounts due to us from payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and $7.5 million recognized in the fourth quarter of 2007 in connection with an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel. We expect our total revenues to decrease in 2008 compared to 2007, primarily due to the loss of collaborative research and development revenue under our co-development agreement with Roche for our MAXY-VII product candidates, which Roche terminated in April 2007. We also expect much lower revenue in 2008 under our license agreement with Codexis since a significant portion of the revenue we recorded under this agreement in 2007 related to a one-time upfront payment that Codexis received from Shell. Due to the nature of our research, our revenue may fluctuate substantially from year to year, based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. As a result, due to the uncertain nature of the events generating the revenue, we cannot predict with any certainty whether we will enter into new collaboration arrangements or receive any future milestone payments or royalty payments under such collaborations or whether any independent research effort or future collaboration will ultimately result in a commercial product.

We have incurred significant operating losses from continuing operations since our inception. As of December 31, 2007, our accumulated deficit was $270.0 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses for 2007 were $59.9 million, compared to $49.1 million in 2006 and $41.9 million in 2005 (including $2.5 million of research and development expenses attributable to Codexis, our former chemicals segment, in 2005). We expect to incur additional operating losses over at least the next several years and may never achieve profitability.

We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $145.8 million as of December 31, 2007.

Major Developments in 2007

In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. We announced positive progress in this clinical trial in January 2008, including that MAXY-G34 showed clinical activity at the lowest dose level of 10 µg/kg and that no immunogenicity or serious adverse events were observed.

In May 2007, we announced our plans to proceed with the clinical development of our lead MAXY-VII product candidate for hemophilia. We currently plan to file our first clinical trial application (CTA) in the first half of 2008 and commence a first in human clinical trial in hemophilia patients in the second half of 2008.

In November 2007, we announced the preclinical development of our most recent product candidate, MAXY-4, for the treatment of rheumatoid arthritis. We plan to conduct in vivo proof-of-concept preclinical studies with our MAXY-4 product candidates and select one or more lead product candidates in 2008.

During 2007, we recognized approximately $8.3 million in revenue under our license agreement with Codexis, including $7.5 million recognized in the fourth quarter of 2007 in connection with an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel.

In December 2007, we licensed our proprietary dengue virus antigen technology to sanofi pasteur, the vaccines division of the sanofi-aventis Group for development and worldwide commercialization of a second-generation vaccine. We received an upfront fee and are eligible to receive up to an additional $23.0 million of event-based payments under the agreement, as well as royalties on any product sales.

In April 2007, Roche terminated the collaboration agreement for our MAXY-VII product candidates due to the inability of the parties to de-risk the program in preclinical testing by failing to establish an animal model suitable to demonstrate cessation of acute bleeding in a trauma setting. We entered into this agreement with Roche in December 2005. Revenues under this agreement constituted a substantial portion of our total revenues in 2006 and 2007 and we expected this agreement to provide a substantial portion of our revenue for the next several years. In addition to an upfront fee, revenues earned as net reimbursement of our research and development activities under the agreement and a $5 million milestone payment received in 2006, we were also eligible to receive additional milestone payments under this agreement of up to $82 million upon the achievement of development and other milestones, as well as royalties on any product sales.

In November 2007, we agreed with Roche to terminate the collaboration agreement for our MAXY-alpha product candidates due to preliminary observations of an unexpected reduction of pharmacodynamic and pharmacokinetic effects of MAXY-alpha during a Phase Ia clinical trial. We entered into this agreement with Roche in May 2003. We received an initial payment and full research and development funding for the first two years of this agreement. In addition, we received $9 million of milestone payments from Roche during the term of the agreement and we were eligible to receive additional milestone payments of up to $50 million, as well as royalties on any product sales.

Also in November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California in an effort to reduce costs and increase overall operational efficiency across our research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. As a result of the consolidation, we have recorded charges of approximately $5.2 million relating primarily to one-time termination benefits for the affected employees of Maxygen ApS and related expenses and we expect to incur additional costs of approximately $1.0 million relating to the consolidation and expect to complete the activities related to this consolidation during the second quarter of 2008.

Background

We began operations in 1997 to commercialize technologies originally conceived at Affymax Research Institute, then a subsidiary of what is now GlaxoSmithKline plc. Our operations were originally focused on the application of our MolecularBreeding directed evolution platform and other technologies to the development of multiple products in a broad range of industries, including human therapeutics, chemicals and agriculture. In August 2000, to complement and expand our human therapeutics operations, we established our Danish subsidiary, Maxygen ApS, through the acquisition of ProFound Pharma A/S, a privately held Danish biotechnology company. In 2002, prior to our focus on human therapeutics, we established two industrial subsidiaries, Codexis, Inc., or Codexis, and Verdia, Inc., or Verdia.

We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. Codexis received financing from third party investors and operated as an independent subsidiary beginning in September 2002. In February 2005, our voting rights in Codexis were reduced below 50%. As a result, we no longer consolidate the financial position and results of operations of Codexis with our financial results as of such date and instead account for Codexis under the equity method of accounting. To reflect what our basis in Codexis would have been under equity accounting, we recorded a cumulative effect adjustment of $16.6 million in the first quarter of 2005, which reduced our net loss in 2005 and brought our investment basis in Codexis to zero as of February 28, 2005. At December 31, 2007, we had an equity interest in Codexis of approximately 25% of its outstanding capital stock. We are not obligated to fund the operations or other capital requirements of Codexis.

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

At the time of the acquisition of Avidia by Amgen Inc., our basis in Avidia was zero. As a result of the acquisition, we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen Inc. of certain development activities. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained certain exclusive and non-exclusive rights to use Avidia technology to develop and commercialize products directed to certain specific targets.

As discussed above, we implemented a plan in November 2007 to consolidate our research and development activities at our U.S. facilities in Redwood City, California resulting in the cessation of research and development operations at Maxygen ApS.

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

Goodwill and Intangible Impairment

Goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis at least annually whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. We review our intangible assets (including goodwill) for impairment at least annually based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2005, 2006 or 2007.

The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Once it is established, we must test goodwill annually for impairment using a two-step process as required by Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142). In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include existing product portfolio, product development cycle, development expenses, potential royalties and product sales, costs of goods and selling expenses and overall product lifecycle. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other external events, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Source of Revenue and Revenue Recognition Policy

We recognize revenues from collaboration agreements as earned upon our achievement of the performance requirements of the agreements. Our corporate collaboration agreements have generally provided for research funding for a specified number of full-time equivalent researchers working in defined research programs. Revenue related to these payments is earned as the related research work is performed. In addition, a collaborator may make technology advancement payments that are intended to fund further development of our core technology, as opposed to a defined research program. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. Such payments are recognized ratably over the related research and development period.

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

Non-refundable upfront payments received in connection with research and development collaboration agreements, including license fees, and technology advancement funding that is intended for the development of our core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where we expect our research and development obligations to be performed evenly over the specified period, the upfront payments are recognized on a straight-line basis over the period. Under arrangements where we expect our research and development obligations to vary significantly from period to period, we recognize the upfront payments based upon the actual amount of research and development efforts incurred relative to the amount of our total expected effort. In cases where the planned levels of research services fluctuate substantially over the research term, this requires us to make critical estimates in both the remaining time period and the total expected costs of our obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.

The determination of separate units of accounting in arrangements involving multiple deliverables as required under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” requires management to exercise judgment as to whether the delivered item has stand alone value to the collaborator and to estimate whether there is objective and reliable evidence of fair value for the undelivered items. Collaborative agreements also may contain multiple deliverables that require management to determine whether or not the deliverables are separate units of accounting.

Revenue from license agreements for which no further performance obligations exist is recognized as revenue on the earlier of when payments are received or when the amount can be reliably measured and collectibility is reasonably assured.

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

Our sources of potential revenues for the next several years are likely to be license payments and research funding under existing and possible future government research grants and may include research funding and milestone payments under possible future collaborative arrangements. See Note 3 of Notes to Consolidated Financial Statements.

Accounting for Clinical Trial Costs

We charge research and development costs, including clinical study costs, to expense when incurred, consistent with SFAS No. 2, “Accounting for Research and Development Costs.” Clinical study costs are a significant component of research and development expenses. Most of our clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages plus pass through costs:

•	start-up — initial setting up of the trial;

•	enrollment of patients in the trial; and

•	close down and reporting of the trial.

We review the list of expenses for the trial from the original signed agreements and separate them into what we perceive as start-up, enrollment or closedown expenses of the clinical trial. The start up costs, which usually occur within a few months after the contract has been executed and include costs, such as study initiation, site recruitment, regulatory applications and investigator meetings, are expensed ratably over the start up period. The site management, study management, medical and safety monitoring and data management expenses are calculated on a per patient basis and expensed ratably over the treatment period beginning on the date that the patient enrolls. The close down and reporting expenses are expensed ratably over the close out period of time. Pass through costs, including the costs of the drugs, are expensed as incurred.

In general, our service agreements permit us to terminate at will where we would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on our behalf.

Restructuring Charge

In November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. In connection with the consolidation, we have recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), costs associated with restructuring activities generally have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when we cease to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (SFAS 112). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the remaining liabilities under this restructuring. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

In connection with the cessation of research and development operations at Maxygen ApS, we have determined that the remaining useful lives of certain of the fixed assets at Maxygen ApS have been shortened to three months for equipment and to six months for leasehold improvements at November 30, 2007. The remaining book value of these assets is depreciated over the shorter estimated remaining useful lives and the depreciation expense is reflected in research and development expenses in the Consolidated Statements of Operations.

Stock-Based Compensation Expense

Beginning on January 1, 2006, we began accounting for stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, under the provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)), which requires the recognition of the fair value of equity-based compensation. We estimate the fair value of stock options and ESPP shares using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of each award. We estimate expected volatility and future stock price trends based on a combination of historical and implied volatilities. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

We have adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” (SFAS 123), amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made. Prior to our implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123. Since the exercise price of all options granted was not below the fair market price of the underlying common stock on the grant date, prior to our implementation of SFAS 123(R) we generally recognized no equity-based compensation expense in our Consolidated Statements of Operations. Accordingly, there was no stock-based compensation expense related to employee stock options recognized during 2005. See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation” for a further discussion.

Stock-based compensation expense recognized under SFAS 123(R) in the Consolidated Statements of Operations for the year ended December 31, 2007 was $5.8 million related to employee stock options, $666,000 related to consultant stock options, $80,000 related to the ESPP and $287,000 included in the restructuring charge, and for the year ended December 31, 2006 was $5.7 million related to employee stock options, $914,000 related to consultant stock options and $87,000 related to the ESPP. As a result of the application of SFAS 123(R), our net loss for the years ended December 31, 2006 and 2007 increased by $6.7 million and $5.8 million, respectively. SFAS 123(R) also increased basic and fully diluted loss per share from continuing operations by $0.19 and $0.16 for the years ended December 31, 2006 and 2007, respectively. SFAS 123(R) did not have an impact on cash flows from operations during the years ended December 31, 2006 and 2007.

In connection with the grant of stock options to consultants, we recorded stock compensation expense of $102,000 in 2005, $914,000 in 2006 and $666,000 in 2007. Stock compensation expense in connection with the grant of stock options to consultants included in research and development expense was $102,000 in 2005, $12,000 in 2006 and $236,000 in 2007. Stock compensation expense in connection with the grant of stock options to consultants included in general and administrative expense was none in 2005, $902,000 in 2006 and $430,000 in 2007.

In connection with the cessation of our operations in Denmark and the consolidation of our operations in the United States, we recorded stock compensation expense of $287,000 in 2007 as part of the restructuring charge. This expense results from the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration and license agreements and government research grants. Total revenues were $23.2 million in 2007, $25.0 million in 2006 and $14.5 million in 2005. The decrease in revenue from 2006 to 2007 and the increase in revenue from 2005 to 2006 resulted primarily from changes in revenues recognized under our prior collaboration agreement with Roche for our MAXY-VII product candidates, as discussed below.

Revenues from our collaboration agreements were $10.2 million in 2007, $20.5 million in 2006 and $11.6 million in 2005. Roche was the only collaborative partner that contributed significantly to our collaborative research and development revenues during 2005, 2006 and 2007. The initial funded research term of our collaboration with Roche for our MAXY-alpha product candidates ended in December 2005 and the collaboration agreement was terminated in November 2007. In December 2005, we entered into a new collaboration with Roche for co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications. In April 2007, Roche terminated this agreement due to the inability of the parties to de-risk the program in preclinical testing by failing to establish an animal model suitable to demonstrate cessation of acute bleeding in a trauma setting.

The decrease in collaborative research and development revenue of $10.3 million from 2006 to 2007 was primarily due to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. For 2007, our collaborative research and development revenue included $2.9 million earned as net reimbursement of our research and development activities prior to the termination of this agreement. The termination of this agreement also caused us to accelerate the recognition of $5.6 million of deferred revenue in the first half of 2007 relating to the $8.0 million non-refundable upfront license fee received from Roche in 2005. Revenue in 2007 also includes a $1.5 million non-refundable license fee received from sanofi pasteur.

The increase in collaborative research and development revenue of $9.0 million from 2005 to 2006 (including $1.5 million of revenues attributable to the consolidation of Codexis through February 28, 2005) was primarily due to collaborative research and development revenue from the collaboration with Roche for our MAXY-VII product candidates. Our revenues for 2006 relating to this collaboration consisted primarily of a $5.0 million milestone payment, $11.1 million earned as net reimbursement of our research and development activities and $2.4 million related to the amortization of the non-refundable upfront license fee we received from Roche in December 2005. Our revenues for 2006 also include a $2.0 million milestone payment we received from Roche as a result of the initiation by Roche of clinical trials of our MAXY-alpha product candidate.

In 2007, we recognized $8.3 million in revenue from related party under our license agreement with Codexis. These revenues reflect amounts due to us from payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and $7.5 million recognized in the fourth quarter of 2007 in connection with an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel.

Revenues from government research grants were $4.6 million in 2007, $4.5 million in 2006 and $2.9 million in 2005. The increase in grant revenue of $1.6 million from 2005 to 2006 and $0.1 million from 2006 to 2007 primarily reflects an increase in activity due to the beginning of three new government grant projects in the third quarter of 2005. In 2007, revenues from government research grants also include $2.2 million from a contract with the U.S. Department of Defense for HIV vaccine discovery that expired in October 2007.

We expect our revenues for 2008 to decrease compared to 2007, due primarily to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. We also expect much lower revenue in 2008 under our license agreement with Codexis since a significant portion of the revenue recorded under this agreement in 2007 related to the one-time upfront payment that Codexis received from Shell. Our revenue may fluctuate substantially from year to year based on the completion of new licensing or collaborative agreements and our receipt of development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.

Prior to our deconsolidation of Codexis, as of February 28, 2005, we operated as two segments, human therapeutics and chemicals. Revenues for each operating segment were derived from our collaboration agreements and government research grants and were categorized based on the industry of the product or technology under development. Results of Codexis through February 28, 2005 are shown as our chemicals segment. After February 28, 2005, we have operated as one segment, human therapeutics. The following table presents revenues for each operating segment (in thousands):

	Year Ended December 31,
	2005	2006	2007

Human therapeutics	$12,991	$25,021	$23,157
Chemicals (through February 28, 2005)	1,510	—	—

Total revenue	$14,501	$25,021	$23,157

The changes in revenue for our human therapeutics segment from 2005 to 2006 and from 2006 to 2007 are discussed above.

Research and Development Expenses

Our research and development expenses consist primarily of research consultants and external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies and depreciation. Research and development expenses were $59.9 million in 2007, $49.1 million in 2006 and $41.9 million in 2005 (including $2.5 million of research and development expenses attributable to Codexis in 2005).

The increases in our research and development expenses of $10.8 million from 2006 to 2007 and $9.8 million from 2005 to 2006 (excluding $2.5 million of research and development expenses attributable to Codexis in 2005) were primarily related to increased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates, the manufacture of MAXY-G34 and MAXY-VII product for clinical trials and increased salaries and benefits. For 2006, our implementation of SFAS 123(R) also increased our research and development expenses compared to 2005.

Stock compensation expenses included in research and development expenses increased from $2.1 million in 2006 to $3.0 million in 2007, primarily as a result of the issuance of stock options to new U.S. employees that we hired to expand our clinical regulatory organization and to replace capabilities previously performed in Denmark. Stock compensation expenses included in research and development expenses increased from $115,000 in 2005 to $2.1 million in 2006, primarily as a result of our implementation of SFAS 123(R). See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation.”

We do not track fully burdened research and development costs by project. However, we do estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by collaborators and government grants, on the one hand, and projects funded by us, on the other hand. To approximate research and development expenses by funding category, the number of hours expended in each category has been multiplied by the approximate cost per hour of research and development effort and added to project-specific external costs. In the case where a collaborative partner is sharing the research and development costs, the expenses for that project are allocated proportionately between the collaborative projects funded by third parties and internal projects. We believe that presenting our research and development expenses in these categories will provide our investors with meaningful information on how our resources are being used.

The following table presents our approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2005	2006	2007

Collaborative projects funded by third parties(1)	$4,146	$9,906	$2,713
Government grants	2,369	4,215	5,106
Internal projects	35,389	35,009	52,032

Total	$41,904	$49,130	$59,851

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

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

We expect that our research and development costs will decrease in 2008 over 2007, due to savings realized in connection with the cessation of our operations in Denmark and the consolidation of our operations in the United States. Any decrease in our research and development costs will be partially offset by an increase in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the continued clinical development of our MAXY-G34 product candidate and the planned clinical development of our MAXY-VII product candidates. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. In addition, the application of SFAS 123(R) had a material impact on our consolidated results of operations and net loss per share for the years ended December 31, 2006 and 2007 and is expected to have a material impact on our consolidated results of operations and net loss per share in the future. The continued impact of SFAS 123(R) will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation.”

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as stock compensation, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $15.0 million in 2007, $17.6 million in 2006 and $13.2 million in 2005. General and administrative stock compensation expense was $3.5 million in 2007, $4.6 million in 2006 and $68,000 in 2005.

The decrease of $2.6 million in general and administrative expenses from 2006 to 2007 was primarily due to $1.1 million lower stock compensation expense resulting from consultant options granted in April 2006 which were fully amortized by April 2007 and an increased number of unvested options being cancelled in 2007 compared to 2006. The decrease also reflects lower expenditures on external consultants and market analysis. The increase in general and administrative expenses of $4.3 million from 2005 to 2006 was primarily due to the increase in stock compensation expense included in general and administrative expenses resulting from our implementation of SFAS 123(R) and higher stock compensation expense resulting from consultant options. This increase was offset in part by reduced personnel costs resulting from terminations and the deconsolidation of Codexis in 2005.

Our general and administrative expenses during 2008 should be consistent with general and administrative expenses for 2007, depending on, among other things, the levels of share-based payments granted in 2008, the use of external consultants and market analysis, and expenditures for legal and accounting services.

Restructuring Charge

In 2007, we recognized a charge of $5.2 million resulting from the cessation of operations at Maxygen ApS, our Danish subsidiary, and the consolidation of our operations in the United States. This charge primarily includes post-employment and one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with exit activities. This charge also includes stock compensation expense of approximately $287,000. This expense results from the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees. We expect to recognize additional costs of approximately $1.0 million in the first half of 2008 relating to facilities closure and lease termination expenses. See Note 14 of the Notes to Consolidated Financial Statements for further discussion of this matter.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities and currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net was $7.5 million in 2007, $8.5 million in 2006 and $5.6 million in 2005. Included in these amounts are foreign exchange losses of $1.1 million in 2007, $137,000 in 2006 and $537,000 in 2005. The decrease from 2006 to 2007 reflects higher foreign exchange losses in 2007 partially offset by higher interest income resulting from higher interest rates on a lower investment base. The increases in interest income and other income (expense), net from 2005 to 2006 reflect higher interest income reflecting higher interest rates on lower average balances of cash, cash equivalents and marketable securities, plus a decrease in foreign exchange losses.

Equity in Losses of Minority Investee

Equity in losses of minority investee reflects our share of the net loss of Codexis. In May 2006, we purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and we purchased approximately $400,000 of additional preferred stock. Subsequent to our investments in May and August 2006, we recorded losses of $1.0 million under the equity method of accounting and as of December 31, 2006, we had recorded losses equal to our investment basis in Codexis. We are not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2007, our equity interest in Codexis was approximately 25% of its outstanding capital stock.

Gain on Sale of Equity Investment

On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. As a result of the acquisition, we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen Inc. of certain development activities. We reported an income tax provision of $140,000 attributable to federal alternative minimum taxes as a result of the gain on sale of our equity interests in Avidia. Accordingly, we recorded a gain net of taxes on disposal of this investment of approximately $17.7 million in the fourth quarter of 2006. See Notes 1 and 12 of the Notes to Consolidated Financial Statements.

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

Subsidiary Preferred Stock Accretion

In 2002, Codexis sold $25 million of Codexis series B redeemable convertible preferred stock to investors, of which $5 million was purchased by us and $20 million was purchased by several other investors. In connection with the redemption rights of the Codexis series B stockholders, we recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by us, in the amount of $167,000 for the year ended December 31, 2005. The accretion was recorded as subsidiary preferred stock accretion on the Consolidated Statements of Operations and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. No accretion was recorded for the years ended December 31, 2006 and 2007. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005, we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on the Consolidated Balance Sheets. We recorded a $2.3 million adjustment to additional paid-in capital in the three month period ended March 31, 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

Provision for Income Taxes

No income tax expense was recorded from continuing operations for the years ended December 31, 2007 and 2005. Income tax expense from continuing operations for the year ended December 31, 2006 was $140,000. In 2006, we reported an income tax provision of $140,000 attributable to federal alternative minimum taxes as a result of the gain on the sale of our equity interests in Avidia. This amount has been netted against the gain on sale of our equity interests in Avidia and is reflected in gain on sale of equity investment in the Consolidated Statements of Operations. For 2007 and 2005, there was no provision for U.S. federal, U.S. state, or foreign income taxes as we incurred operating losses for all jurisdictions or had sufficient operating losses to carry forward and to reduce any operating income to zero.

Deferred tax assets and the associated valuation allowance increased by $5.5 million in 2007 due primarily to increases in federal and state net operating loss carryforwards and deferred taxes related to deductible stock option compensation, offset in part by the use of foreign net operating loss carryforwards. Deferred tax assets and the associated valuation allowance increased by $5.6 million in 2006 due primarily to increases in state and foreign net operating loss carryforwards and deferred taxes related to deductible stock option compensation, offset in part by the use of federal net operating loss carryforwards and a reduction in capitalized research and development costs due to a reduction in state tax rate.

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $37.1 million, which expire in the years 2022 through 2027, and federal research and development tax credit carryforwards of approximately $2.5 million, which expire in the years 2012 through 2027. As of

December 31, 2007, we had net operating loss carryforwards for state income tax purposes of approximately $59.3 million that expire in the years 2015 through 2017 and state research and development tax credits of approximately $2.5 million that have no expiration date. As of December 31, 2007, we had net operating loss carryforwards for foreign income tax purposes of approximately $6.8 million that have no expiration date.

Utilization of our net operating losses and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization. See Note 9 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires entities to defer income statement recognition of non-refundable advance payments for research and development activities, such as upfront non-refundable payments to contract research organizations, if the contracted party has not yet performed activities related to the upfront payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. We do not expect the application of EITF 07-3 to have material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the application of SFAS 157 to have material impact on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, as a result of the acquisition of Avidia by Amgen Inc., we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia and, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of December 31, 2007, we had $145.8 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities was $41.4 million in 2007, $22.1 million in 2006 and $29.9 million in 2005. Uses of cash in operating activities were primarily to fund losses from continuing operations. The $19.3 million increase in cash used in operating activities from 2006 to 2007 and the $7.8 million decrease in cash used in operating activities from 2005 to 2006 primarily relate to the timing of payments received from Roche under our prior collaboration agreements. For 2005, net cash used in operating activities includes a one-time upfront payment of $8.0 million related to our MAXY-VII program, which we recorded as deferred revenue. For 2006, net cash used in operating activities includes the receipt of $12.0 million related to various milestone payments under our collaboration agreements with Roche, $5.0 million of which related to our MAXY-alpha program and was recorded as revenue and accounts receivable in 2005. Operating expenses in 2006 also included incremental non-cash stock compensation expense of $5.7 million compared to 2005.

Net cash provided by investing activities was $66.5 million in 2007, $40.7 million in 2006 and $16.3 million in 2005. The cash provided during 2005, 2006 and 2007 was primarily related to maturities of available-for-sale securities in excess of purchases, offset in 2005 by the $2.6 million used by Codexis to acquire Julich Fine Chemicals GmbH in February 2005. In addition, in 2006, we received cash proceeds of $17.8 million (before $140,000 of income taxes) from the sale of our equity interests in Avidia. The majority of additions of property and equipment in 2005 related to Codexis’ investment in its bioprocessing facility. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $5.1 million in 2007, $1.0 million in 2006 and $2.2 million in 2005. The cash provided during 2005, 2006 and 2007 relate to proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options by employees. The cash provided during 2005 also included proceeds of equipment loans entered into by Codexis, net of repayments of such loans.

In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of our plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California and cease operations at Maxygen ApS, we have reevaluated the functional currency for our Danish operations and determined that it is the U.S. dollar after November 30, 2007. The effects of foreign exchange rate changes on the translation of the local currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensives loss on the Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $382,000 in 2007, a reduction of $55,000 in 2006 and an increase of $276,000 in 2005.

The following are contractual commitments as of December 31, 2007 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years

Operating lease obligations	$1,863	$1,664	$199	$—	$—
Purchase obligations	6,583	5,043	1,540	—	—

Total	$8,446	$6,707	$1,739	$—	$—

As of December 31, 2007, we are eligible to receive up to $23.0 million in potential event based payments from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. We also received an upfront fee and may earn royalties on future product sales, if any.

We believe that our current cash, cash equivalents, short-term investments and long-term investments, together with funding expected to be received from licensors and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates and foreign currency exchange. To mitigate some foreign currency exchange rate risk, we from time to time enter currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. All investments and substantially all cash and cash equivalents are held in U.S. currency, with approximately 1.8% of cash and cash equivalents held in Danish kroner at December 31, 2007. As of December 31, 2007, 100% of our total portfolio was scheduled to mature in one year or less.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by average interest rates as of December 31, 2007 (dollars in thousands):

	Expected Maturity
	2008	2009

Cash and cash equivalents	$77,130	$—
Average interest rates	4.85%	—
Short-term investments	$68,683	$—
Average interest rates	4.31%	—
Long-term investments	$—	$—
Average interest rates	—	—

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2007, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2007 levels, the fair value of our portfolio would decline by approximately $1.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments. These investments are generally held to maturity, which averages one year or less and may not exceed two years. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2007, we held $68.7 million of commercial debt securities, with an average time to maturity of 99 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and the maturities of short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value.

Foreign Currency Exchange Risk

A portion of our operations previously consisted of research and development activities performed in Denmark by our wholly-owned subsidiary, Maxygen ApS. The functional currency of our Danish operations was its local currency through November 30, 2007. However, in November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California, resulting in the cessation of research and development operations at Maxygen ApS. As a result, we have reevaluated the functional currency for our Danish operations and determined that it is the U.S. dollar after November 30, 2007. In 2007, excluding stock compensation expenses, approximately 52% of our operating expenses related to Maxygen ApS. As a result, our financial results may be affected by changes in the foreign currency exchange rates of the Danish kroner and the euro. A decrease in the value of the U.S. dollar against the Danish kroner or the euro will result in an increase of our reported operating expenses. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we from time to time enter into cash flow hedging arrangements. Currency forward contracts are utilized in these hedging arrangements. Our hedging arrangements are intended to reduce, but may not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us on the amounts hedged.

At December 31, 2007, we had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. At December 31, 2006, we had no foreign currency contracts outstanding in the form of forward exchange contracts. During 2007, we recognized $77,000 in foreign exchange losses from hedge contracts and these losses were included with interest and other income, net. During 2006, we recognized $43,000 in foreign exchange losses from hedge contracts and these losses were included with operating expenses.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2006, Maxygen, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxygen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, California
March 7, 2008

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$46,504	$77,130
Short-term investments	133,384	68,683
Related party receivable	—	7,493
Accounts receivable and other receivables	4,099	1,383
Prepaid expenses and other current assets	3,133	2,683

Total current assets	187,120	157,372
Property and equipment, net	3,262	3,060
Goodwill	12,192	12,192
Long-term investments	2,988	—
Deposits and other long-term assets	85	85

Total assets	$205,647	$172,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435	$2,871
Accrued compensation	4,708	6,880
Accrued restructuring charges	—	4,413
Accrued project costs	1,407	3,787
Other accrued liabilities	1,547	1,250
Deferred revenue	1,527	—
Taxes payable	140	—

Total current liabilities	11,764	19,201
Non-current deferred revenue	4,066	—
Other long-term liabilities	18	14
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2007	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 36,157,910 and 36,926,566 shares issued and outstanding at December 31, 2006 and 2007, respectively	4	4
Additional paid-in capital	411,195	423,541
Accumulated other comprehensive loss	(696)	(32)
Accumulated deficit	(220,704)	(270,019)

Total stockholders’ equity	189,799	153,494

Total liabilities and stockholders’ equity	$205,647	$172,709

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)

Collaborative research and development revenue	$11,594	$20,544	$10,232
Revenue from related party	—	—	8,286
Grant revenue	2,907	4,477	4,639

Total revenues	14,501	25,021	23,157
Operating expenses:
Research and development	41,904	49,130	59,851
General and administrative	13,221	17,559	14,951
Restructuring charge	—	—	5,212

Total operating expenses	55,125	66,689	80,014

Loss from operations	(40,624)	(41,668)	(56,857)
Interest income and other income (expense), net	5,572	8,524	7,542
Equity in net loss of minority investee	—	(1,000)	—
Gain on sale of equity investment	—	17,662	—
Cumulative effect adjustment	16,616	—	—

Net loss	(18,436)	(16,482)	(49,315)
Subsidiary preferred stock accretion	(167)	—	—

Loss applicable to common stockholders	$(18,603)	$(16,482)	$(49,315)

Basic and diluted net loss per share:
Continuing operations	$(0.98)	$(0.46)	$(1.34)
Cumulative effect adjustment	$0.46	—	—
Applicable to common stockholders	$(0.52)	$(0.46)	$(1.34)
Shares used in basic and diluted net loss per share calculations	35,765	36,046	36,787

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-In	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	(In thousands, except share and per share data)

Balance at January 1, 2005	35,636,333	$3	$399,314	$(2,190)	$(185,786)	$211,341
Issuance of common stock upon exercise of options for cash and for services rendered	198,487	—	805	—	—	805
Issuance of common stock under employee stock purchase plan	37,966	—	299	—	—	299
Issuance of common stock under 401(k) employer matching contribution	49,392	—	350	—	—	350
Stock compensation expense for consultant options, and fully vested stock options for services rendered	—	—	102	—	—	102
Subsidiary preferred stock accretion	—	—	(167)	—	—	(167)
Modification of employee stock options	—	—	81	—	—	81
Deconsolidation of Codexis, Inc.	—	—	2,336	—	—	2,336
Components of comprehensive loss:
Net loss	—	—	—	—	(18,436)	(18,436)
Currency translation adjustment	—	—	—	645	—	645
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	(12)	—	(12)

Comprehensive loss						(17,803)

Balance at December 31, 2005	35,922,178	3	403,120	(1,557)	(204,222)	197,344
Issuance of common stock upon exercise of options for cash and for services rendered	150,985	1	698	—	—	699
Issuance of common stock under employee stock purchase plan	46,815	—	309	—	—	309
Issuance of common stock under 401(k) employer matching contribution	37,932	—	325	—	—	325
Stock compensation expense for consultant options	—	—	914	—	—	914
Stock based compensation expense under SFAS 123(R)	—	—	5,829	—	—	5,829
Components of comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	—	(16,482)	(16,482)
Currency translation adjustment	—	—	—	331	—	331
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	530	—	530

Comprehensive loss						(15,621)

Balance at December 31, 2006	36,157,910	4	411,195	(696)	(220,704)	189,799

Issuance of common stock upon exercise of options for cash and for services rendered	670,018	—	4,755	—	—	4,755
Issuance of common stock under employee stock purchase plan	54,383	—	387	—	—	387
Issuance of common stock under 401(k) employer matching contribution	44,255	—	368	—	—	368
Stock compensation expense for consultant options	—	—	560	—	—	560
Stock based compensation expense under SFAS 123(R)	—	—	6,171	—	—	6,171
Modification of a term of an employee stock option	—	—	105	—	—	105
Components of comprehensive loss:
Net loss	—	—	—	—	(49,315)	(49,315)
Currency translation adjustment	—	—	—	382	—	382
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	282	—	282
Comprehensive loss	—	—	—	—	—	(48,651)

Balance at December 31, 2007	36,926,566	$4	$423,541	$(32)	$(270,019)	$153,494

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Operating activities
Net loss	$(18,436)	$(16,482)	$(49,315)
Cumulative effect adjustment	(16,616)	—	—

Net loss from continuing operations	(35,052)	(16,482)	(49,315)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,530	2,294	1,671
Equity in losses of minority investee	—	1,000	—
Gain on sale of equity investment	—	(17,662)	—
Non-cash stock compensation	423	6,154	6,644
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	110	914	560
Changes in operating assets and liabilities:
Related party receivable	—	—	(7,493)
Accounts receivable and other receivables	(5,003)	1,977	2,716
Prepaid expenses and other current assets	17	783	450
Deposits and other assets	25	249	—
Accounts payable	902	895	436
Accrued compensation	(583)	385	2,172
Accrued restructuring charges	—	—	4,413
Accrued program termination costs	(2,209)	—	—
Accrued project costs	1,183	224	2,380
Other accrued liabilities	159	(383)	(301)
Taxes payable	(921)	140	(140)
Deferred revenue	7,542	(2,592)	(5,593)

Net cash used in operating activities	(29,877)	(22,104)	(41,400)

Investing activities
Purchases of available-for-sale securities	(188,635)	(146,046)	(179,619)
Maturities of available-for-sale securities	209,767	171,587	247,590
Investment in minority investee	—	(1,000)	—
Acquisition of property and equipment	(2,240)	(1,488)	(1,469)
Cash used in acquisition, net of cash acquired	(2,617)	—	—
Proceeds from the sale of Avidia	—	17,662	—

Net cash provided by investing activities	16,275	40,715	66,502

Financing activities
Repayments under equipment financing obligation	(115)	—	—
Borrowings under equipment financing obligation	1,229	—	—
Proceeds from issuance of common stock	1,102	1,008	5,142

Net cash provided by financing activities	2,216	1,008	5,142

Codexis related net adjustment	(2,365)	—	—
Effect of exchange rate changes on cash and cash equivalents	276	(55)	382

Net increase (decrease) in cash and cash equivalents	(13,475)	19,564	30,626
Cash and cash equivalents at beginning of period	40,415	26,940	46,504

Cash and cash equivalents at end of period	$26,940	$46,504	$77,130

Supplemental Cash Flow Information
Non-cash transactions:
Codexis common stock issued in acquisition	$(188)	$—	$—
Cash paid during the period for interest	$41	$15	$—
Cash paid during the period for income taxes	$912	$—	$140

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

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”). For the two months ended February 28, 2005, the results of operations of Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for pharmaceutical, energy and industrial chemical applications, are also included in the Consolidated Financial Statements. Subsequent to February 28, 2005, the Company’s investment in Codexis is reflected using the equity method of accounting.

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

The Company holds shares of Codexis series B redeemable convertible preferred stock. In connection with the redemption rights of the Codexis series B stockholders, the Company has recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding shares owned by the Company, in the amount of $167,000 for the year ended December 31, 2005. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statements of Operations and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. No accretion was recorded for the years ended December 31, 2006 and 2007. Any obligation to make redemption payments is solely an obligation of Codexis and any payments are to be made solely from assets of Codexis.

As of December 31, 2005, the Company had recorded losses equal to its investment basis in Codexis. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and the Company purchased approximately $400,000 of additional preferred stock. Subsequent to its investments in May and August 2006, the Company recorded losses of $1.0 million in 2006 under the equity method of accounting and, at December 31, 2006, had recorded losses equal to its investment basis in Codexis. The Company’s investment basis in Codexis as of December 31, 2006 and 2007 was zero. The Company is not obligated to fund the operations or other capital

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements of Codexis. As of December 31, 2007, the Company’s equity interest in Codexis was approximately 25%.

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

On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia. At the time of the acquisition of Avidia by Amgen, the Company’s basis in Avidia was zero. As a result of the acquisition, the Company received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen Inc. of certain development activities. Accordingly, the Company recorded a gain on disposal of this investment of approximately $17.8 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied. See Note 12.

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

Foreign Currency Translation

The functional currency of Maxygen ApS was the Danish kroner through November 30, 2007. Assets and liabilities of Maxygen ApS were translated at current exchange rates. Revenues and expenses were translated at average exchange rates in effect during the period. Gains and losses from currency translation were included in accumulated other comprehensive loss. However, as the result of the Company’s plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California and cease operations at Maxygen ApS, the Company has reevaluated the functional currency for its Danish operations and determined that it is the U.S. dollar after December 1, 2007. After December 1, 2007, nonmonetary assets and liabilities which are denominated in currencies other than the U.S. dollar have been remeasured into U.S. dollars at historical exchange rates beginning with the November 30, 2007 exchange rates. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive loss. Currency transaction gains or losses are included in interest income and other income (expense), net.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Stock compensation expenses of $183,000 in the year ended December 31, 2005 have been reclassified within operating expenses (into either research and development expenses or general and administrative expenses) in the Consolidated Statements of Operations as a result of the Company’s implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006. Previously, stock compensation expense had been presented separately on the face of the Consolidated Statements of Operations.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable debt securities, government and corporate debt obligations. Short and long-term investments include government and corporate debt obligations.

The Company’s management determines the appropriate classification of debt securities as current or non-current at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and other income (expense), net. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income (expense), net.

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

Derivatives that are designated as foreign currency cash flow hedges are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign currency cash flow hedges are recorded in other comprehensive income until the associated hedged transaction impacts earnings. Changes in the fair value of derivatives that are ineffective are recorded as interest income and other income (expense), net in the period of change.

Under hedge accounting, the Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date,

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency contracts are denominated in Danish kroner and euros. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and will therefore recognize changes in their fair value as interest income and other income (expense), net in the period of change. During 2007, the Company recognized $77,000 in foreign exchange losses from hedge contracts and these losses were included with interest and other income, net. The Company had no foreign currency contracts outstanding at December 31, 2006.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A portion of the Company’s accounts receivable balance at December 31, 2006 and 2007 consisted of balances due from government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

Property and Equipment

Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. In connection with the cessation of operations at Maxygen ApS, the Company has determined that the remaining useful lives of certain of the fixed assets at Maxygen ApS have been shortened to three months for equipment and to six months for leasehold improvements at November 30, 2007. The remaining book value of these assets is depreciated over the shorter estimated remaining useful lives and the depreciation expense is reflected in research and development expenses on the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

In connection with the acquisition of Maxygen ApS in 2000, the Company allocated $26.2 million to goodwill and other intangible assets. Prior to adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in 2002, the Company amortized a portion of the goodwill each year. As of December 31, 2001, the net goodwill balance was $12.2 million. Beginning on January 1, 2002, goodwill is no longer amortized and goodwill and other intangible assets are generally evaluated on an individual acquisition or market basis at least annually whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives are no longer appropriate. In accordance with SFAS 142, the Company reviews its intangible assets (including goodwill) for impairment at least annually based on estimated future discounted cash flows attributable to the assets and other factors to determine the fair value of the respective assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets will be written down to their estimated fair values. No impairment charges were recorded in 2005, 2006 or 2007.

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

Revenue Recognition

The Company has generally recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable upfront payments received in connection with collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the upfront payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vary significantly from period to period, the Company recognizes the upfront payments based upon the actual amount of research and development efforts incurred relative to the amount of the total expected effort to be incurred by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates in both the remaining time period and the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.

Revenue related to collaborative research payments from a collaborator is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is typically required to perform research and development activities as specified in the respective agreement. Generally, the payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project. Under certain collaborative research and development agreements, the Company and the collaborative partner may agree to share in the costs of research and development. In periods where the Company incurs more costs than the collaborative partner, payments from the collaborative partner are included in collaborative research and development revenues and, in periods where the collaborative partner incurs more expenses than the Company, the Company’s payments to the collaborative partner are included in research and development expenses. Research and development expenses (including associated general and administrative expenses) under the collaborative research agreements approximate or exceed the research funding revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.

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

Revenue from license agreements for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or the amount can be reliably measured and collectibility is reasonably assured.

The Company has been awarded grants from various government agencies. The terms of these grant agreements range from one to five years with various termination dates, the last of which is July 2008 for existing agreements. Revenue related to these grant agreements is recognized as the related research and development expenses are incurred.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the Company’s approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2005	2006	2007

Collaborative projects funded by third parties(1)	$4,146	$9,906	$2,713
Government grants	2,369	4,215	5,106
Internal projects	35,389	35,009	52,032

Total	$41,904	$49,130	$59,851

(1)	Research and development expenses related to collaborative projects funded by third parties are less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

Accounting for Clinical Trial Costs

The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with SFAS No. 2, “Accounting for Research and Development Costs.” Clinical study costs are a significant component of research and development expenses. Most of the Company’s clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages plus pass through costs:

•	start-up — initial setting up of the trial;

•	enrollment of patients in the trial; and

•	close down and reporting of the trial.

The Company reviews the list of expenses for the trial from the original signed agreements and separates them into what it perceives as start-up, enrollment or closedown expenses of the clinical trial. The start up costs, which usually occur within a few months after the contract has been executed and include costs, such as study initiation, site recruitment, regulatory applications and investigator meetings, are expensed ratably over the start up period. The site management, study management, medical and safety monitoring and data management expenses are calculated on a per patient basis and expensed ratably over the treatment period beginning on the date that the patient enrolls. The close down and reporting expenses are expensed ratably over the close out period of time. Pass through costs, including the costs of the drugs, are expensed as incurred.

In general, the Company’s service agreements permit us to terminate at will where we would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on the Company’s behalf.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charge

In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark. In connection with the consolidation, the Company has recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when we cease to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employer’s Accounting for Post-employment Benefits” (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under this restructuring. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Stock-Based Compensation

As of December 31, 2007, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan; and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which has replaced the 1997 Plan as to future awards, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. The fair value of stock options and ESPP shares is estimated using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in applying SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The Company has adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the years ended December 31, 2006 and December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the Consolidated Statements of Operations for the year ended December 31, 2007 was $5.8 million related to employee stock options, $666,000 related to consultant stock options, $80,000 related to the ESPP. Restructuring charges for 2007 included

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$287,000 of stock-based compensation expense related to the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $5.7 million related to employee stock options, $914,000 related to consultant stock options and $87,000 related to the ESPP. As a result of its application of SFAS 123(R), the Company’s net loss for the years ended December 31, 2006 and 2007 increased by $6.7 million and $5.8 million, respectively. SFAS 123(R) also increased basic and fully diluted loss per share from continuing operations by $0.19 and $0.16 for the years ended December 31, 2006 and 2007, respectively. The application of SFAS 123(R) did not have an impact on cash flows from operations during the years ended December 31, 2006 and 2007.

Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the Consolidated Statements of Operations under the intrinsic value method.

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

Year Ended December 31,
	2006		2007
		Danish		Danish
	U.S. Employees	Employees	U.S. Employees	Employees

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate range — Options	4.30% to 5.11%	4.34% to 5.17%	3.81% to 4.90%	4.76% to 4.97%
Risk-free interest rate range — ESPP	3.20% to 5.05%	—	4.74% to 5.09%	—
Expected life — Options	5.13 years	2.4 years	5.70 years	2.4 years
Expected life — ESPP	0.48 years to 0.92 years	—	0.50 years to 0.94 years	—
Expected volatility — Options	52.43% to 56.42%	44.38% to 45.78%	50.93% to 52.96%	44.88% to 45.99%
Expected volatility — ESPP	42.97% to 51.05%	—	44.76% to 48.31%	—

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price per	Term	Intrinsic
	Shares	Share	(In Years)	Value
				(In thousands)

Options outstanding at December 31, 2006	10,686,460	$13.13
Granted	1,960,730	10.00
Exercised	(670,018)	7.10
Canceled	(1,035,651)	10.59
Expired	(49,751)	8.11

Options outstanding at December 31, 2007	10,891,770	$13.20	5.81	$4,003
Options vested and expected to vest at December 31, 2007	10,666,320	$13.28	5.76	$3,958
Options exercisable at December 31, 2007	7,899,125	$14.66	4.83	$3,445

The intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $855,000, $594,000 and $2.5 million, respectively. The estimated fair value of shares vested during the years ended December 31, 2005, 2006 and 2007 was $11.4 million, $11.1 million and $12.9 million, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $10.00. At December 31, 2007, the Company had $11.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 2.50 years. Cash received from stock option exercises and purchases under the ESPP was $5.1 million during the year ended December 31, 2007.

The following table summarizes outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining		Number of
Range of	Shares	Contractual Life	Weighted-Average	Shares	Weighted-Average
Exercise Prices	Outstanding	(In Years)	Exercise Price	Outstanding	Exercise Price

$ 0.30 - $ 7.00	1,220,881	5.79	$5.80	950,262	$5.48
$ 7.08 - $ 7.40	1,136,207	5.25	$7.33	1,106,207	$7.34
$ 7.47 - $ 7.89	1,495,890	7.29	$7.72	781,461	$7.71
$ 7.92 - $10.33	1,686,565	7.54	$8.97	906,666	$9.24
$10.41 - $10.76	1,512,245	6.23	$10.59	1,057,844	$10.57
$10.94 - $12.44	1,698,123	6.46	$11.90	954,826	$11.95
$12.99 - $17.20	933,191	3.28	$13.86	933,191	$13.86
$17.41 - $53.75	779,002	2.79	$35.88	779,002	$35.88
$56.88 - $59.81	429,666	2.40	$57.17	429,666	$57.17

	10,891,770	5.81	$13.20	7,899,125	$14.66

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase common stock at a discount, through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. During the year ended December 31, 2007, 54,383 shares of common stock were purchased pursuant to the ESPP. The weighted average fair value of purchase rights granted during the year ended December 31, 2007 was $0.48. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes-Merton model. For the year ended December 31, 2007, ESPP compensation expense was $80,000.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and loss per common share for the year ended December 31, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Year Ended
December 31,
2005
(In thousands)

Net loss, as reported	$(18,436)
Add: Stock based employee compensation cost included in the determination of net loss, as reported	—
Deduct: Total stock based employee compensation expense determined under the fair value-based method for all awards	(5,867)

Pro forma net loss	$(24,303)

Net loss per common share:
Basic and diluted — as reported	$(0.52)

Basic and diluted — pro forma	$(0.68)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the following assumptions:

Year Ended
December 31,
2005

Expected dividend yield	0%
Risk-free interest rate range — Options	3.71% to 4.39%
Risk-free interest rate range — ESPP	1.23% to 3.38%
Expected life — Options	4 years
Expected life — ESPP	0.7 years
Expected volatility	0.5

Based on the Black-Scholes-Merton option pricing model, the weighted average estimated fair value of employee stock option grants was $5.28 per share for the year ended December 31, 2005 and the weighted average fair value of purchase rights granted under the ESPP was $2.01 per share for the year ended December 31, 2005.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under SFAS 123(R)

For the years ended December 31, 2006 and 2007, stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock-based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Research and development	$2,128	$3,000
General and administrative	4,615	3,550
Restructuring charge	—	287

Stock-based compensation expense before income taxes	6,743	6,837
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$6,743	$6,837

There was no capitalized stock-based employee compensation cost as of December 31, 2007. There were no recognized tax benefits during the year ended December 31, 2007.

Income (Loss) Per Common Share

Basic and diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Year Ended December 31,
	2005	2006	2007

Loss applicable to common stockholders	$(18,603)	$(16,482)	$(49,315)

Basic and diluted:
Weighted-average shares of common stock outstanding	35,765	36,046	36,787
Less: weighted-average shares subject to repurchase	—	—	—

Weighted-average shares used in computing basic and diluted income (loss) per share	35,765	36,046	36,787

Basic and diluted net loss per common share	$(0.52)	$(0.46)	$(1.34)

The total number of shares excluded from the calculations of diluted income net loss per share, prior to application of the treasury stock method for options, was approximately 9,401,599 at December 31, 2005, 10,686,460 at December 31, 2006 and 10,891,770 at December 31, 2007.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is primarily comprised of net unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and changes in foreign currency contracts. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2005	2006	2007

Unrealized gain on available-for-sale securities	$—	$46	$220
Unrealized losses on available-for-sale securities	(592)	(108)	—
Foreign currency translation adjustments	(579)	(634)	(252)
Changes in foreign currency contracts	(386)	—	—

Accumulated other comprehensive loss	$(1,557)	$(696)	$(32)

Recent Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of non-refundable advance payments for research and development activities, such as upfront non-refundable payments to contract research organizations, if the contracted party has not yet performed activities related to the upfront payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. The Company does not expect the application of EITF 07-3 to have material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the application of SFAS 157 to have material impact on its consolidated results of operations and financial condition.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$77,130	$—	$—	$77,130
Commercial paper	43,704	211	—	43,915
Corporate bonds	13,569	5	—	13,574
U.S. government agency securities	11,190	4	—	11,194

Total	145,593	220	—	145,813
Less amounts classified as cash equivalents	(77,130)	—	—	(77,130)

Total investments	$68,463	$220	$—	$68,683

The Company’s cash equivalents and investments as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$45,258	$—	$—	$45,258
Commercial paper
Corporate bonds	20,082	2	(7)	20,077
U.S. government agency securities	57,459	16	(101)	57,374
Commercial paper	60,139	28	—	60,167

Total	182,938	46	(108)	182,876
Less amounts classified as cash equivalents	(46,504)	—	—	(46,504)

Total investments	$136,434	$46	$(108)	$136,372

Realized gains or losses on the maturity of available-for-sale securities for 2005, 2006 and 2007 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $12,000 in 2005, unrealized gains of $530,000 in 2006 and unrealized gains of $282,000 in 2007.

At December 31, 2007, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$68,463	$68,683
Due after one year through two years	—	—

	$68,463	$68,683

3.	Collaborative Agreements

During 2005, 2006 and 2007, the Company recognized revenue from nine collaborative agreements. These agreements typically include, or included, upfront licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require, or required, the Company to devote a specified number of full-time equivalent employees to the research efforts over defined research terms ranging from three to five years. Total revenue

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized under these collaboration agreements was $11.6 million in 2005, $20.5 million in 2006 and $10.2 million in 2007.

The following table represents the percentage of the Company’s total revenue that has been recognized pursuant to the Company’s largest non-grant collaborators:

	December 31,
	2005	2006	2007

Partner A	69.4%	82.0%	37.0%

No other collaborator has comprised more than 10% of revenue in any period presented. The collaboration agreements that generated revenue in 2005, 2006 and/or 2007 are summarized below, organized by segment.

Human Therapeutics

Roche (MAXY-VII)

In December 2005, the Company formed a strategic alliance with F. Hoffmann-La Roche Ltd. (“Roche”) to collaborate on the global development and commercialization of the Company’s portfolio of next-generation recombinant factor VII products. Factor VII is a natural protein with a pivotal role in blood coagulation and clotting. The collaboration focused on the development of lead candidates for the treatment of uncontrolled bleeding in trauma and intracerebral hemorrhage.

Under the terms of the collaboration, the Company and Roche had agreed to share certain costs of worldwide research and development activities in connection with the development of the factor VII product candidates. The Company had agreed to lead early stage clinical development of these product candidates and Roche had agreed to lead late stage clinical development. Roche had been granted exclusive worldwide rights to commercialize the factor VII products subject to the collaboration and the Company had retained rights for the development of factor VII products for hemophilia.

The Company received an upfront fee of $8.0 million in 2005 and received $5.0 million in 2006 for the achievement of a preclinical milestone. Roche elected to terminate this agreement in April 2007.

Roche (MAXY-alpha)

In May 2003, the Company formed a broad strategic alliance with Roche to collaborate on the global development and commercialization of the Company’s portfolio of next-generation interferon alpha and beta variants for a wide range of indications. The collaboration had been initially focused on the development of lead candidates for the treatment of hepatitis C virus (“HCV”) and hepatitis B virus (“HBV”) infections.

Roche had licensed from the Company worldwide commercialization rights to specific novel interferon product candidates for the treatment of HCV and HBV infection. The Company received an initial payment and research and development funding for the first two years of the collaboration. In addition, the Company had been eligible to receive milestone payments and royalties based on product sales. The funded research term of this collaboration ended in December 2005. In 2006, Roche initiated a Phase Ia clinical trial in New Zealand to evaluate our MAXY-alpha product candidate and the Company received a $2.0 million milestone payment in connection with the commencement of such clinical trials. The Company and Roche agreed to terminate this agreement in November 2007.

Chemicals (Codexis)

Our former chemicals segment was operated by Codexis. Effective February 28, 2005, the Company’s voting interests in Codexis fell below 50% and, from such time, Codexis ceased to be a consolidated subsidiary of the Company. The Company instead accounts for Codexis under the equity method of accounting from that date.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005 (through February 28, 2005), Codexis received approximately $1.5 million of research and development funding and/or other fees under collaboration agreements with Teva Pharmaceutical Industries Ltd., Pfizer, Inc., Cargill, Incorporated, Rio Tinto Corporation plc, and Eli Lilly and Company. The Company assigned some of these agreements to Codexis in connection with the capitalization of Codexis in March 2002. See Note 11.

4.	Technology Licenses and Research Agreements

The Company has entered into several research agreements to fund research at universities and other collaborators. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $1.5 million in 2005, $3.1 million in 2006 and $4.1 million in 2007.

5.	Properties and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2007

Leasehold improvements	$3,982	$4,158
Machinery and laboratory equipment	15,592	16,645
Computer equipment and software	2,806	2,973
Furniture and fixtures	1,218	1,244

	23,598	25,020
Less accumulated depreciation and amortization	(20,336)	(21,960)

Property and equipment, net	$3,262	$3,060

6.	Equipment Financing

For the two months ended February 28, 2005, Codexis borrowed $1.2 million and repaid $115,000 under an equipment financing agreement it entered into with a financing company in 2004 for up to $4.8 million of equipment purchases.

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

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year Ending December 31,

2008	$6,707
2009	1,716
2010	23
Thereafter	—

$8,446

Total rent expense was $2.3 million in 2005, $2.0 million in 2006 and $2.2 million in 2007.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

Codexis Redeemable Convertible Preferred Stock

In connection with the redemption rights of the Codexis series B stockholders, the Company recorded accretion of the redemption premium for the series B redeemable convertible preferred stock, excluding the shares owned by the Company, in the amount of $167,000 for the year ended December 31, 2005. The accretion is recorded as subsidiary preferred stock accretion on the Consolidated Statements of Operations and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. The Company recorded a $2.3 million adjustment to additional paid-in capital in 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005, the date Codexis ceased to be a consolidated subsidiary of the Company.

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

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan, but beginning in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) yearly contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Company common stock as of each June 30 and December 31. All matching contributions vest immediately. The Company may discontinue such matching contributions at any time. The fair value of the Company’s matching contribution to the 401(k) Plan was $350,000 in 2005, $325,000 in 2006 and $368,000 in 2007.

2006 Equity Incentive Plan

The Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) on May 30, 2006. The 2006 Plan replaced the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 2006 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents to employees (including officers), directors and consultants of the Company and its subsidiaries and affiliates. No equity awards may be granted under the 2006 Plan after February 7, 2016. The maximum term of the options granted under the 2006 Plan is ten years. Options granted under the 2006 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. The 2006 Plan does not provide for annual increases in the number of shares available for issuance under the 2006 Plan. At December 31, 2007, 5,319,151 shares remained available for future awards under the 2006 Plan.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Stock Option Plan

The Company’s stockholders originally approved the 1997 Plan on March 30, 1997. The 1997 Plan, which was scheduled to expire in March 2007, was replaced by the 2006 Plan. The maximum term of the options granted under the 1997 Plan is ten years. Options granted under the 1997 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of each year for grants made prior to January 1, 2002 and for grants made after January 1, 2002, over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. In connection with the stockholder approval of the 2006 Plan, shares available for future awards under the 1997 Plan were transferred to the 2006 Plan and the 1997 Plan was terminated as to future awards. As a result, no shares remained available for future awards under the 1997 Plan at December 31, 2007.

1999 Nonemployee Directors Stock Option Plan

The Company’s stockholders approved the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”) on December 14, 1999. There are a total of 300,000 shares of common stock reserved for issuance under the Directors’ Plan. Each nonemployee director is automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director is automatically granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan is equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan vests as to 25% of the shares subject to the option at the end of each year. Each subsequent grant generally vests in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2007, 65,000 shares remained available for future option grants under the Directors’ Plan.

2000 International Stock Option Plan

The board of directors adopted the 2000 International Stock Option Plan (the “International Plan”) on April 10, 2000 and amended it on March 1, 2001. The International Plan has not been approved by the Company’s stockholders, as no such approval is required. Under the International Plan, the board of directors may issue nonqualified stock options to employees, directors and consultants of non-U.S. subsidiaries of the Company. No options may be granted under the International Plan after April 10, 2010. Under the International Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the International Plan is ten years. Options granted under the International Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan. The International Plan also provides for annual increases in the number of shares available for issuance on the first day of each year equal to 0.6% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2007, 2,016,918 shares remained available for future option grants under the International Plan. As a result of the cessation of research and development operations at Maxygen ApS, the Company plans to discontinue the International Plan as to future awards.

2000 Non-Officer Employee Stock Option Plan

The board of directors adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) on December 6, 2000. The Non-Officer Plan has not been approved by the Company’s stockholders, as no such approval is required. Under the Non-Officer Plan, the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. No options may be granted under the Non-Officer Plan after

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 6, 2010. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options granted under the Non-Officer Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made after January 1, 2002, over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The Non-Officer Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2007, 596,192 shares remained available for future option grants under the Non-Officer Plan.

Activity under the 2006 Plan, the 1997 Plan, the Directors’ Plan, the International Plan and the Non-Officer Plan (collectively, the “Plans”) was as follows:

		Options Outstanding
			Weighted-Average
			Exercise
	Shares	Number of	Price per
	Available	Shares	Share

Balance at January 1, 2005	6,736,161	8,910,881	$17.19
Shares authorized	1,889,270	—	—
Options granted	(2,132,290)	2,132,290	$9.34
Options exercised	—	(198,487)	$4.06
Options canceled	1,443,085	(1,443,085)	$14.31

Balance at December 31, 2005	7,936,226	9,401,599	$16.13
Shares authorized	1,903,875	—	—
Options granted	(2,157,836)	2,157,836	$7.81
Options exercised	—	(150,903)	$4.62
Options canceled	708,422	(709,922)	$38.57
Options expired	12,150	(12,150)	$12.18

Balance at December 31, 2006	8,402,837	10,686,460	$13.13
Shares authorized	469,752	—	—
Options granted	(1,960,730)	1,960,730	$10.00
Options exercised	—	(670,018)	$7.10
Options canceled	1,035,651	(1,035,651)	$10.59
Options expired	49,751	(49,751)	$8.11

Balance at December 31, 2007	7,997,261	10,891,770	$13.20

1999 Employee Stock Purchase Plan

The Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP”) on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. In addition, the ESPP provides for annual

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The ESPP will terminate in September 2019, unless terminated earlier in accordance with the provisions of the ESPP. The initial offering period commenced on December 16, 1999 and the first purchase under the ESPP occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2005, 2006 and 2007, 37,966 shares, 46,815 shares and 54,383 shares of common stock were purchased pursuant to the ESPP, respectively. The weighted average fair value of purchase rights granted during the year was $2.01 in 2005, $1.92 in 2006 and $0.48 in 2007. At December 31, 2007, 1,193,804 shares remained available for purchase under the ESPP.

Fair value disclosures

Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123(R) and FASB Emerging Issues Task Force on Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes-Merton model and the following weighted-average assumptions for 2005: estimated volatility of 0.60, risk-free interest rates of 3.78% to 3.99%, no dividend yield, and an expected life of 4.0 years; for 2006: estimated volatility of 0.52 to 0.54, risk-free interest rates of 4.52% to 5.15%, no dividend yield, and an expected life of 5.13 years; and for 2007: estimated volatility of 0.51 to 0.53, risk-free interest rates of 4.54% to 4.92%, no dividend yield, and an expected life of 5.70 years. The Company recorded total compensation expense of $102,000 in 2005, $914,000 in 2006 and $666,000 in 2007 related to the Black-Scholes-Merton revaluation of options grants to consultants. Stock compensation expense relating to the acceleration of stock options was immaterial for 2005. There was no stock compensation expense relating to the acceleration of stock options for 2006 or 2007.

Common Stock

At December 31, 2007, the Company had reserved shares of common stock for future issuance as follows:

2006 Equity Incentive Plan	6,041,949
2000 Non-Officer Employee Stock Option Plan	3,993,003
2000 International Stock Option Plan	3,168,369
1999 Employee Stock Purchase Plan	1,193,804
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	5,385,710

20,082,835

9.	Income Taxes

Worldwide income (loss) from continuing operations before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007

United States	$(7,445)	$1,807	$(15,155)
Foreign	(27,607)	(18,289)	(34,160)

Loss from continuing operations	$(35,052)	$(16,482)	$(49,315)

No income tax expense was recorded from continuing operations for the years ended December 31, 2007 and 2005. Income tax expense from continuing operations for the years ended December 31, 2006 was $140,000. In 2006, the Company utilized prior year federal net operating loss carry forwards to reduce the federal taxable income

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to zero for regular tax purposes. However, for federal purposes, the Company is subject to alternative minimum tax and has reported an income tax provision of $140,000 in 2006. This amount has been netted against the gain on sale of the Company’s equity interests in Avidia and is reflected in gain on sale of equity investment in the Consolidated Statements of Operations

During 2006, the Company’s total deferred tax assets increased due to increases in state and foreign net operating losses and deferred taxes related to deductible stock option compensation, offset in part by the use of federal net operating loss carryforwards and a reduction in capitalized research and development costs due to a reduction in state tax rate. During 2007, the Company’s total deferred tax assets increased by $5.5 million due primarily to increases in federal and state net operating loss carryforwards and deferred taxes related to deductible stock option compensation, offset in part by the use of foreign net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2007

Net operating loss carryforwards	$15,104	$17,824
Research credits	5,575	5,335
Capitalized research	1,776	2,067
Investment in subsidiary	4,014	4,119
Stock based compensation	5,065	7,406
Other	5,316	5,587

Total deferred tax assets	36,850	42,338
Valuation allowance	(36,850)	(42,338)

Net deferred tax assets	$—	$—

The valuation allowance increased by $5.6 million in 2006 and increased by $5.5 million in 2007. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered future earnings, future taxable income, and the scheduled reversal of deferred taxes in making this assessment. Based on this assessment, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2006 and 2007.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $37.1 million, which expire in the years 2022 through 2027 and federal research and development tax credit carryforwards of approximately $2.5 million, which expire in the years 2012 through 2027. As of December 31, 2007, the Company had net operating loss carryforwards for state income tax purposes of approximately $59.3 million that expire in the years 2015 through 2017 and state research and development tax credits of approximately $2.5 million that have no expiration date. As of December 31, 2007, the Company had net operating loss carryforwards for foreign income tax purposes of approximately $6.8 million that have no expiration date.

Approximately $4.3 million of the valuation allowance for deferred tax assets relates to benefits of stock options deductions that, when recognized, will be allocated directly to additional paid-in capital.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided for U.S. federal income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2007 because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

	December 31,
	2005	2006	2007

U.S. federal taxes (benefit)
At statutory rate	$(12,269)	$(5,720)	$(17,260)
State taxes (net of federal)	(1,965)	(533)	(1,850)
Alternative minimum taxes	—	140	—
Stock related deductions	—	(208)	(33)
Unbenefited foreign losses	10,120	5,610	14,314
Other	(801)	(232)	(242)
Unbenefited losses	4,915	1,083	5,071

Total	$—	$140	$—

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2007, the Company had a liability for unrecognized tax benefits of approximately $5.6 million (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Consolidated Statements of Operations. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the year ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1997 through 2007. Additionally, the Company is subject to various international tax examinations for the calendar tax years ending 2002 through 2007. Danish tax authorities are currently auditing the Company’s Danish tax filings for the years 2003 through 2006. The Company does not believe that there will be any material tax exposure as a result of this audit.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007

Balance at January 1, 2007	$5,590
Increases (decrease) related to prior year tax positions	—
Increases related to current year tax positions	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Balance at December 31, 2007	$5,590

10.	Litigation

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

In a related matter, on July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for a purported stockholder concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain underwriters of the Company’s initial public offering of common stock. The complaint also named the Company as a nominal defendant. An amended complaint was filed on February 28, 2008. The complaint alleges claims under Sections 16(b) of the Securities Exchange Act of 1934 in connection with the Company’s initial public offering in 1999. The Company is evaluating this matter, but does not believe that these claims will have a material adverse effect on its business or financial statements.

The Company is not currently a party to any other material pending legal proceedings.

From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

11.	Segment Information

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

Segment Earnings

	Human	Chemicals	Maxygen, Inc.
	Therapeutics	(Codexis)	Consolidated
	(In thousands)

2005
Segment loss	$(39,116)	$(1,325)	$(40,441)
Stock compensation	(183)	—	(183)
Interest income and other income (expense), net	5,552	20	5,572

Loss from continuing operations	(33,747)	(1,305)	(35,052)
Cumulative effect of change in accounting principle	16,616	—	16,616
Subsidiary preferred stock accretion	—	(167)	(167)

Loss applicable to common stockholders	$(17,131)	$(1,472)	$(18,603)

2006
Segment loss	$(41,668)	$—	$(41,668)
Interest income and other income (expense), net	8,524	—	8,524
Equity in losses of minority investee	(1,000)	—	(1,000)
Gain on sale of equity investment	17,662	—	17,662

Loss applicable to common stockholders	$(16,482)	$—	$(16,482)

2007
Segment loss	$(56,857)	$—	$(56,857)
Interest income and other income (expense), net	7,542	—	7,542

Loss applicable to common stockholders	$(49,315)	$—	$(49,315)

In 2005, depreciation expense for the two segments was $3,268,000 for human therapeutics and $262,000 for chemicals. The operations of Codexis are not included in the consolidated operations of the Company after February 28, 2005. In 2006 and 2007, depreciation expense was $2,294,000 and $1,671,000, respectively.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Revenue

Revenues for each operating segment are derived from the Company’s collaboration agreements and government grants and are categorized based on the industry of the product or technology under development. On February 28, 2005, the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Thus, the revenues of Codexis are included in the consolidated results presented below only until February 28, 2005 and thereafter the Company’s investment in Codexis is reflected under the equity method of accounting. The following table presents revenues for each reporting segment (in thousands):

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Human therapeutics	$12,991	$25,021	$23,157
Chemicals (through February 28, 2005)	1,510	—	—

Total revenue	$14,501	$25,021	$23,157

Identifiable Assets and Acquisition of Property and Equipment

During 2006 and 2007, the Company operated its business in one segment, Human Therapeutics. Accordingly, the identifiable assets at December 31, 2006 and 2007 of $205.6 million and $172.7 million, respectively, relate to Human Therapeutics and the acquisition of property and equipment for the years ended December 31, 2006 and 2007 was $1.5 million, all of which related to human therapeutics.

Human Therapeutics

On February 28, 2005, the Company’s voting interests in Codexis fell below 50% and from such time Codexis ceased to be a consolidated subsidiary of the Company. Accordingly, the results of operations of Codexis are

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the consolidated results presented in the Consolidated Statements of Operations only until February 28, 2005. Presented below are the results of operations for the human therapeutics business on a stand-alone basis:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Revenues
Collaborative research and development revenue	$10,084	$20,544	$10,232
Revenue from related party	—	—	8,286
Grant revenue	2,907	4,477	4,639

Total revenues	12,991	25,021	23,157
Operating Expenses:
Research and development	39,370	49,130	59,851
General and administrative	12,920	17,559	14,951
Restructuring charge	—	—	5,212

Total operating expenses	52,290	66,689	80,014

Loss from operations	(39,299)	(41,668)	(56,857)
Interest income and other income (expense), net	5,552	8,524	7,542
Equity in losses of minority investee	—	(1,000)	—
Gain on sale of equity investment	—	17,662	—

Loss from continuing operations	(33,747)	(16,482)	(49,315)
Cumulative effect adjustment	16,616	—	—

Net loss	$(17,131)	$(16,482)	$(49,315)

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Revenues
United States	$13,768	$25,021	$22,904
Denmark	86	—	—
Australia	513	—	—
Other foreign countries	134	—	253

Total revenue	$14,501	$25,021	$23,157

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2007
	(In thousands)

Long-Lived Assets
United States	$40,055	$40,593
Denmark	9,721	11,238

Total long-lived assets	$49,776	$51,831

Major Customers

Major customers (consisting of the Company’s non-grant collaborators) that represent more than 10% of total Company revenue are presented in the following table:

	2005	2006	2007

Human Therapeutics
Partner A	69.4%	82.0%	37.0%

12.  Avidia Inc. (formerly Avidia Research Institute)

On July 15, 2003, the Company and a third party investor formed Avidia Inc. As of December 31, 2005, the Company had an equity interest of approximately 13% in Avidia, based upon the voting rights of the issued and outstanding shares of Avidia’s common and preferred stock. Until March 31, 2005, the Company’s investment in Avidia was accounted for under the equity method of accounting and the Company’s share of Avidia’s results was recorded to the extent of the Company’s accounting basis in Avidia as a component of equity in net loss of minority investee in the Consolidated Statements of Operations. In April 2005, Avidia issued additional equity securities, which lowered the Company’s ownership below 20%. Since the Company did not have the ability to exercise significant influence over Avidia’s operating and financial policies, after March 31, 2005, the Company’s investment in Avidia was accounted for under the cost method of accounting. As of December 31, 2005, the Company had recorded losses equal to its investment basis.

On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia. As a result of the acquisition, the Company received cash proceeds of approximately $17.8 million (before income taxes of $140,000) in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen Inc. of certain development activities. Accordingly, the Company recorded a gain on the exchange of its equity interest in Avidia of approximately $17.8 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied.

13.	Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

14.	Restructuring Charges

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007. The restructuring charge, which includes approximately $287,000 of non-cash stock compensation, is related to severance and other benefits for the Company’s Danish employees. The activity in the restructuring accrual related to the action described above was as follows (in thousands):

					As at December 31,
	Fiscal Year	Fiscal Year		Balance at	2007
	2007 Cash	2007 Non-Cash	Cash	December 31,	Total Costs to	Total Expected
	Charges	Charges	Payments	2007	Date	Costs

Employee severance and other benefits charges	$5,212	$287	$(512)	$4,413	$5,212	$5,212
Contract termination and other associated costs	—	—	—	—	—	1,000

	$5,212	$287	$(512)	$4,413	$5,212	$6,212

The Company expects to incur additional costs of approximately $1.0 million relating to closure of the facility, disposing of remaining fixed assets and terminating various leases, including the building lease. The Company expects to complete the activities related to this consolidation during the first half of 2008.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the Company implemented a plan to consolidate its organization to increase focus on development of its pharmaceutical product candidates. The restructuring plan included a reduction of approximately 16% of the Company’s personnel over the following four months. The Company recorded severance charges of $807,000 during 2005 in connection with the restructuring. The restructuring balances are comprised entirely of cash charges and are included in operating expenses on the Consolidated Statements of Operations as follows (in thousands):

Charges

Severance costs
Research and development	$471
General and administrative	336

Total	$807

15.	Related Party Transactions

On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company agreed to pay consulting fees to Waverley of $24,166 per month during the term of the consulting agreement and granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007. For the years ended December 31, 2006 and 2007, the Company recognized stock-based compensation expense under SFAS 123(R) in the Consolidated Statements of Operations related to stock options of $6.7 million and $6.8 million, respectively, of which approximately $902,000 in 2006 and $430,000 in 2007 is attributable to the option granted to Mr. Stein. For the years ended December 31, 2006 and 2007, total expense under this arrangement, including cash payments, was approximately $1.1 million and $720,000, respectively. In December 2007, the Company’s Board of Directors approved the extension of the term of the consulting agreement for an additional one-year period (until March 2009).

In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. Accordingly, during 2007, the Company recognized approximately $8.3 million from Codexis as a result of revenues received by Codexis under its collaboration agreement with Shell. The payments from Codexis are reflected as revenue from related party in the Consolidated Statements of Operations.

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

Annual Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on the assessment using those criteria, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007 and has issued an unqualified opinion. Their report appears below.

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

We have audited Maxygen Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maxygen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the caption Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Maxygen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxygen, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Maxygen, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 7, 2008

Item 9B	OTHER INFORMATION

Not applicable.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The remaining information required by this item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors’ Meetings and Committees — Audit Committee” contained in the 2008 Proxy Statement.

Item 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” contained in the 2008 Proxy Statement.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the 2008 Proxy Statement.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Related Party Transactions” and “Board of Directors’ Meetings and Committees” contained in the 2008 Proxy Statement.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2008 Proxy Statement.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1)  Financial Statements.  The following documents are being filed as part of this report:

15(a)(2)  Financial Statement Schedules.  Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

15(a)(3)  Exhibits.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

By: /s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

March 7, 2008

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

Signature	Title	Date

/s/ Russell J. Howard Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ Lawrence W. Briscoe Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ Isaac Stein Isaac Stein	Chairman of the Board	March 7, 2008

/s/ M.R.C. Greenwood M.R.C. Greenwood	Director	March 7, 2008

/s/ Louis G. Lange Louis G. Lange	Director	March 7, 2008

/s/ Ernest Mario Ernest Mario	Director	March 7, 2008

/s/ Gordon Ringold Gordon Ringold	Director	March 7, 2008

/s/ James R. Sulat James R. Sulat	Director	March 7, 2008

EXHIBIT INDEX

			Incorporation by Reference				Filed
Exhibit No.		Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Herewith

3.1		Amended and Restated Certificate of Incorporation	10-Q	000-28401	3.1	8/14/2000
3.2		Amended and Restated Bylaws	8-K	000-28401	3.1	9/07/2007
4.1		Specimen Common Stock Certificate	S-1	333-89413	4.1	11/22/1999
*10	.1	Form of Executive Officer and Director	S-1	333-89413	10.7	10/20/1999
		Indemnification Agreement
*10	.2	Form of Executive Officer Change of Control Agreement	10-Q	000-28401	10.1	8/14/2001
*10	.2.1	Form of Amendment No. 1 to Executive Officer Change of Control Agreement	10-K	000-28401	10.3	3/27/2003
*10	.2.2	Form of Amendment No. 2 to Executive Officer Change of Control Agreement	8-K	000-28401	10.3	6/30/2006
*10	.3	1997 Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.1	8/14/2002
*10	.4	Form of Amendment to Stock Option Agreements	8-K	000-28401	10.2	6/30/2006
*10	.5	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.3	8/14/2001
*10	.5	1999 Employee Stock Purchase Plan, as amended	10-K	000-28401	10.11	3/21/2001
*10	.6	2000 International Stock Option Plan, as amended, with applicable option agreement	10-K	000-28401	10.6	3/25/2002

10.7		2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement	S-8	333-57486	99.3	3/23/2001
*10	.8	2006 Equity Incentive Plan (including related form of stock option agreement)	8-K	000-28401	10.4	6/30/2006
*10	.8.1	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan	S-8	333-138898	4.2	11/22/2006
10.9		Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc.	S-1	333-89413	10.4	10/20/1999
10	.9.1	First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	S-1	333-89413	10.5	10/20/1999
10	.9.2	Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.6	3/21/2001
10	.9.3	Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.15	3/12/2004

			Incorporation by Reference				Filed
Exhibit No.		Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Herewith

10	.9.4	Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.13	3/15/2005
10	.9.5	Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	8-K	000-28401	10.2	8/25/2006
10.10		Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.14	3/15/2005
10	.10.1	First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	8-K	000-28401	10.1	8/25/2006
10.11		Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm	10-Q	000-28401	10.1	11/14/2000
10	.12+	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended	S-1	333-89413	10.3	12/15/1999
*10	.13	Description of 2006 Executive Officer Cash Bonus Plan	8-K	000-28401	10.1	6/30/2006
*10	.14	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.	10-K	000-28401	10.25	3/14/2007
10	.15+	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)	10-K	000-28401	10.27	3/14/2007
10	.16+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.	10-Q	000-28401	10.6	8/07/2006
*10	.17	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006	8-K	000-28401	10.1	4/04/2006
*10	.18	Consulting Agreement, between the Company and Michael Rabson, effective as of April 1, 2008	8-K	000-28401	10.1	3/04/2008
*10	.18.1	Letter Agreement (re extension of Consulting Agreement), between the Company and Waverley Associates, Inc., dated as of December 19, 2007					X
10	.19+	License Agreement, dated as of March 28, 2002, between the Company and Codexis, Inc.					X

			Incorporation by Reference				Filed
Exhibit No.		Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Herewith

10	.19.1+	Amendment No. 1 to License Agreement, dated as of September 13, 2002, between the Company and Codexis, Inc.					X
10	.19.2	Amendment No. 2 to License Agreement, dated as of October 1, 2002, between the Company and Codexis, Inc.					X
10	.19.3+	Amendment No. 3 to License Agreement, dated as of August 22, 2006, between the Company and Codexis, Inc.					X
*10	.20	Description of Non-Employee Director Compensation					X
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.