Form 10-Q
period 2008-03-31
MAXYGEN INC
filed 2008-05-06
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
          As of April 30, 2008, there were 37,045,663 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008
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
     These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A — Risk Factors,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

ii

Part I — Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2007	2008
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,130	$78,138
Short-term investments	68,683	55,445
Related party receivable	7,493	—
Accounts receivable and other receivables	1,383	1,086
Prepaid expenses and other current assets	2,683	2,403

Total current assets	157,372	137,072
Property and equipment, net	3,060	2,666
Goodwill	12,192	12,192
Deposits and other long-term assets	85	85

Total assets	$172,709	$152,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,871	$3,968
Accrued compensation	6,880	2,270
Accrued restructuring charges	4,413	747
Accrued project costs	3,787	2,219
Other accrued liabilities	1,250	1,020

Total current liabilities	19,201	10,224
Other long-term liabilities	14	—
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and March 31, 2008	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 36,926,566 and 37,045,663 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	4	4
Additional paid-in capital	423,541	425,387
Accumulated other comprehensive income(loss)	(32)	137
Accumulated deficit	(270,019)	(283,737)

Total stockholders’ equity	153,494	141,791

Total liabilities and stockholders’ equity	$172,709	$152,015

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31,
	2007	2008
	(unaudited)

Collaborative research and development revenue	$7,597	$—
Revenue from related party	556	157
Grant revenue	939	1,286

Total revenues	9,092	1,443
Operating expenses:
Research and development	14,600	13,106
General and administrative	4,331	3,513
Restructuring charge	—	533

Total operating expenses	18,931	17,152

Loss from operations	(9,839)	(15,709)

Interest income and other income (expense), net	2,174	1,991

Net loss	$(7,665)	$(13,718)

Basic and diluted net loss per share	$(0.21)	$(0.37)

Shares used in basic and diluted net loss per share calculations	36,586	36,996
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2007	2008
	(unaudited)
Operating activities
Net loss	$(7,665)	$(13,718)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	477	568
Non-cash stock compensation	1,852	1,230
Changes in operating assets and liabilities:
Related party receivable	—	7,493
Accounts receivable and other receivables	1,155	297
Prepaid expenses and other current assets	228	280
Accounts payable	15	1,097
Accrued compensation	(1,757)	(4,610)
Accrued restructuring charges	—	(3,666)
Accrued project costs	1,712	(1,568)
Other accrued liabilities	(436)	(245)
Taxes payable	(140)	—
Deferred revenue	(5,422)	—

Net cash used in operating activities	(9,981)	(12,842)

Investing activities
Purchases of available-for-sale securities	(70,007)	(24,023)
Maturities of available-for-sale securities	56,090	37,430
Acquisition of property and equipment	(397)	(174)

Net cash provided by (used in) investing activities	(14,314)	13,233

Financing activities
Proceeds from issuance of common stock	4,174	617

Net cash provided by financing activities	4,174	617

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net increase (decrease) in cash and cash equivalents	(20,125)	1,008
Cash and cash equivalents at beginning of period	46,504	77,130

Cash and cash equivalents at end of period	$26,379	$78,138

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2008, and for the three months ended March 31, 2007 and 2008, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     In addition, results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”).
     Reclassifications
     Certain previously reported amounts have been reclassified to conform with the current period presentation. Cash used in operating activities of $1.7 million has been reclassified from other accrued liabilities to accrued project costs for the three months ended March 31, 2007 on the Condensed Consolidated Statements of Cash Flows. This reclassification did not have any effect on net loss, total assets or total liabilities and stockholders’ equity or cash used or provided by operating activities, investing activities or financing activities.
     Accounting for Clinical Trial Costs
     The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with Statement of Financial Accounting Standard (“SFAS”) No. 2, “Accounting for Research and Development Costs.” Clinical study costs are a significant component of research and development expenses. Most of the Company’s clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages plus pass through costs:
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
     Restructuring Charge
     In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark. In connection with the consolidation, the Company has recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” generally costs associated with restructuring activities have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when we cease to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employer’s Accounting for Post-employment Benefits.” A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under this restructuring. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.
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
     Non-refundable upfront payments received in connection with collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the upfront payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to vary significantly from period to period, the Company recognizes the upfront payments based upon the actual amount of research and development efforts incurred relative to the amount of the total expected effort to be incurred by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates in both the remaining time period and the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.
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
     The Company has been awarded grants from various government agencies. The terms of these grant agreements range from one to five years with various termination dates, the last of which is January 2009 for existing agreements. Revenue related to these grant agreements is recognized as the related research and development expenses are incurred.
     Loss Per Share
     Basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	March 31,
	2007	2008

Net loss	$(7,665)	$(13,718)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	36,586	36,996

Basic and diluted net loss per share	$(0.21)	$(0.37)

     The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was approximately 10,947,000 at March 31, 2007 and 10,617,000 at March 31, 2008.
     Comprehensive Loss
     Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month periods ended March 31, 2007 and 2008 were as follows (in thousands):

	Three months ended
	March 31,
	2007	2008
Net loss	$(7,665)	$(13,718)
Changes in unrealized gains(losses) on securities available-for-sale	59	169
Changes in foreign currency translation adjustments	(5)	—

Comprehensive loss	$(7,611)	$(13,549)

     The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	March 31,
	2007	2008
Unrealized gain on available-for-sale securities	$220	$390
Unrealized losses on available-for-sale securities	—	(1)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income (loss)	$(32)	$137

     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the final consensus reached by the FASB Emerging Issues Task Force (“EITF”) on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for the Company beginning January 1, 2009. The Company does not expect EITF 07-1 to have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that fair value accounting is not appropriate for any of its eligible items and has not elected to measure any of its eligible financial instruments at fair value at this time.
     During the three months ended March 31, 2008, the Company adopted the following accounting standards:
     On June 27, 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of non-refundable advance payments for research and development activities, such as upfront non-refundable payments to contract research organizations, if the contracted party has not yet performed activities related to the upfront payment. Amounts deferred are to be recognized by the contracting company as expense when the goods are delivered or the research and development activities are performed. The deferral of income statement recognition of non-refundable advance payments for research and development activities under EITF 07-3 is consistent with the Company’s accounting for such payments prior to the adoption of EITF 07-3. The Company adopted EITF 07-3 effective January 1, 2008 and is required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. The Company did not enter into any new contracts subsequent to the adoption date with non-refundable advance payments for research and development activities and therefore, there was no effect upon adoption of EITF 07-3.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and liabilities and measures its required financial assets and liabilities at fair value. The Company elected to delay the adoption of SFAS 157 for such non-financial assets and non-financial liabilities. See Note 7.
     Stock-Based Compensation
     As of March 31, 2008, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan (the “International Plan”); and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which has replaced the 1997 Plan as to future awards, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. In addition, as a result of the cessation of research and development operations at Maxygen ApS, the International Plan has been discontinued as to future awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.
     Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 was $1.1 million related to employee stock options, compared to $1.4 million for the comparable period in 2007. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2008 was $120,000, compared to $13,000 for the comparable period in 2007. Stock-based compensation expense related to consultant stock options was $37,000 for the three months ended March 31, 2008, compared to $430,000 for the comparable period in 2007.
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

U.S. and Danish operations. The Company uses the Black-Scholes-Merton option pricing model to value the options for each of the employee populations.
     The weighted average assumptions used in the model for each employee population are outlined in the following table:

	Three months ended		Three months ended
	March 31, 2007		March 31, 2008
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees(1)
Expected dividend yield	0.0%	0.0%	0.0%	—
Risk-free interest rate range—Options	4.64%	4.76%	2.75%	—
Risk-free interest rate range—ESPP	4.74% to 5.09%	—	2.13% to 4.98%	—
Expected life—Options	5.7 years	2.4 years	5.72 years	—
Expected life—ESPP	0.94 years	—	0.08 to 1.0 years	—

Expected volatility-Options	52.96%	45.28%	50.61%	—
Expected volatility—ESPP	48.31%	—	43.36% to 65.66%	—

(1)	As the result of cessation of research and development operations at Maxygen ApS, no options were granted to Danish employees during the three months ended March 31, 2008.
     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     Valuation and Expense Information under SFAS 123(R)
     For the three months ended March 31, 2007 and 2008, stock based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended
	March 31,
	2007	2008

Research and development	$618	$588
General and administrative	1,234	643

Stock-based compensation expense before income taxes	1,852	1,231
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$1,852	$1,231

     There was no capitalized stock-based employee compensation cost as of March 31, 2007 and 2008. There were no recognized tax benefits during the quarters ended March 31, 2007 and 2008.
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
     The Company’s cash equivalents and investments as of March 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$72,390	$—	$—	$72,390
Commercial paper	43,911	378	—	44,289
Corporate bonds	5,588	9	—	5,597
U.S. government agency securities	11,305	3	(1)	11,307

Total	133,194	390	(1)	133,583
Less amounts classified as cash equivalents	(78,136)	(2)	—	(78,138)

Total investments	$55,058	$388	$(1)	$55,445

     The Company’s cash equivalents and investments as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$77,130	$—	$—	$77,130
Commercial paper	43,704	211	—	43,915
Corporate bonds	13,569	5	—	13,574
U.S. government agency securities	11,190	4	—	11,194

Total	145,593	220	—	145,813
Less amounts classified as cash equivalents	(77,130)	—	—	(77,130)

Total investments	$68,463	$220	$—	$68,683

     Realized gains or losses on the maturity of available-for-sale securities for the three-month periods ended March 31, 2007 and 2008 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized gains of $59,000 and $169,000 for the three months ended March 31, 2007 and 2008, respectively. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $1,000 are other than temporary.
     At March 31, 2008, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$55,058	$55,445
Due after one year through two years	—	—

	$55,058	$55,445

3. Litigation
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

4. Commitments
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
     Minimum annual rental commitments under operating leases are as follows (in thousands):

For the remainder of 2008	$4,750

Year ending
December 31,
2009	$2,063
2010	24
Thereafter	—

Total commitments beyond current year	$2,087

Total rent expense for the three months ended March 31, 2007 and 2008 was $543,000 and $508,000, respectively.
5. Guarantees and Indemnifications
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
     As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008.
     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008.

6. Related Party Transactions
     On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. Pursuant to the terms of the consulting agreement, the Company agreed to pay consulting fees to Waverley of $24,166 per month during the term of the consulting agreement and granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007. For the three months ended March 31, 2007 and 2008, the Company recognized stock-based compensation expense under SFAS 123(R) in the consolidated statements of operations related to stock options of $430,000 and $0, respectively, attributed to the option granted to Mr. Stein. For the three months ended March 31, 2007 and 2008, total expense under this arrangement, including cash payments, was approximately $502,000 and $72,000, respectively. In December 2007, the Company’s Board of Directors approved the extension of the term of the consulting agreement for an additional one-year period (until March 2009).
     In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. During the three months ended March 31, 2007 and 2008, the Company recognized approximately $556,000 and $157,000, respectively, from Codexis as a result of revenues received by Codexis under its collaboration agreements with Shell. The payments from Codexis are reflected as revenue from related party in the Condensed Consolidated Statements of Operations.
7. Fair Value
     Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for its financial assets and liabilities measured at fair value.
     Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.
     Assets and liabilities recorded at fair value in the Condensed Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to valuation of these assets and liabilities, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Estimated
	Fair Value	Level 1	Level 2	Level 3

Money market funds	$72,390	$72,390	$—	$—
Commercial paper	44,289	—	44,289	—
Corporate bonds	5,597	—	5,597	—
U.S. government agency securities	11,307	—	11,307	—

Total	$133,583	$72,390	$61,193	$—

     The Company did not have any financial liabilities that were required to be measured at fair value as of March 31, 2008.
8. Restructuring Charges
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
     For the three months ended March 31, 2008, the Company incurred additional costs of $533,000 relating to benefits for the Company’s Danish employees and the closure of the facility, disposing of remaining fixed assets and terminating various leases. The Company expects to incur additional costs of approximately $467,000 relating to closure of the facility and terminating various leases, including the building lease. The Company expects to complete the activities related to this consolidation during the first half of 2008.
     The activity in the restructuring accrual for the three months ended March 31, 2008 related to the action described above was as follows (in thousands):

		Charges
		during the
	Balance at	three months			As of March 31, 2008
	December	ended	Cash	Balance at	Total Costs	Total
	31, 2007	March 31, 2008	payments	March 31, 2008	to Date	Expected Costs

Employee severance and other benefits charges	$4,413	$74	$(4,098)	$389	$5,286	$5,286
Contract termination and other associated costs	—	459	(101)	358	459	926

	$4,413	$533	$(4,199)	$747	$5,745	$6,212

9. Derivatives and Financial Instruments
     The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company generally enters into foreign currency forward exchange contracts that expire within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.
     The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts are denominated in Danish kroner and euros. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three months ended March 31, 2008, the Company recognized $386,000 of foreign exchange gains from the hedge contracts which were included with interest and other income, net. The Company had no foreign currency contracts outstanding at March 31, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. Three of our next-generation product candidates, MAXY-G34, MAXY-VII and MAXY-4, are currently in clinical or preclinical development.
     Our MAXY-G34 product candidate has been designed to be an improved next-generation long-acting pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia. G-CSF is a natural protein that functions by stimulating the body’s bone marrow to produce more white blood cells.
     In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. In this Phase IIa clinical trial, patients are being administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study intends to investigate safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg with recommendations for dose-escalation provided by an independent Data Safety Monitoring Board, or DSMB. In April 2008, it was reported that the DSMB approved adding a second cohort of three patients at 60 ug/kg, as well as a full cohort of six patients at an interim 45 ug/kg dose, and we have completed enrollment of all patients at both dose levels.
     Our MAXY-VII product candidate has been designed to be a superior next-generation factor VIIa product to treat hemophilia and, potentially, acute bleeding indications. Factor VIIa is a natural protein with a pivotal role in blood coagulation and clotting. We currently expect to commence a Phase I clinical trial in hemophilia patients in the second half of 2008.
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
     We established Codexis to focus on the development of biocatalysis and fermentation processes and advanced small-molecule pharmaceutical intermediaries for the pharmaceutical industry. As of March 31, 2008, we had an equity interest in Codexis of approximately 25% and our investment basis in Codexis was zero. We are not obligated to fund the operations or other capital requirements of Codexis.
     In December 2006, we expanded the scope of exclusive licenses previously granted to Codexis to our MolecularBreeding directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, we are entitled to receive a portion of any revenues received by Codexis for the sale of energy products and the use of processes in the energy field. We have received approximately $8.4 million from Codexis under this license agreement, including $157,000 in the first quarter of 2008, as a result of revenues received by Codexis under their collaboration arrangement with Shell Oil Products US that began in November 2006 and an expanded collaboration arrangement with Royal Dutch Shell plc for the development of new enzymes to convert biomass to fuel that began in November 2007.
     We established Verdia to focus on the development of processes and products for the agricultural industry. On July 1, 2004, we completed the sale of Verdia to Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, for cash proceeds of $64.0 million.
     In July 2003, we established Avidia Inc. (formerly Avidia Research Institute), or Avidia, together with third-party investors. Avidia was formed as a spin-out of Maxygen to focus on the development of a new class of subunit proteins as therapeutic products. As a result of the acquisition of Avidia by Amgen Inc. in October 2006, we received approximately $17.8 million in cash in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. Under an agreement that we entered into with Avidia at the time of Avidia’s formation, we have retained certain exclusive and non-exclusive rights to use Avidia technology to develop and commercialize products directed to certain specific targets.
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
     We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $133.6 million as of March 31, 2008.
     We have incurred significant operating losses from continuing operations since our inception. As of March 31, 2008, our accumulated deficit was $283.7 million. We expect to incur additional operating losses over at least the next several years and may never achieve profitability.

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
          Revenues
     Our revenues have been derived primarily from collaboration and license agreements and government research grants. Our total revenues were $1.4 million in the three months ended March 31, 2008, compared to $9.1 million in the comparable period in 2007. The decrease in revenue was primarily due to the termination by Roche of the co-development and commercialization agreement for our MAXY-VII product candidates in April 2007.
     Revenues from our research collaboration agreements decreased from $7.6 million in the three months ended March 31, 2007 to zero in the comparable period in 2008, primarily due to the termination by Roche of the co-development and commercialization agreement for our MAXY-VII product candidates. The termination of this agreement caused us to accelerate the recognition of $5.4 million of deferred revenue in the first quarter of 2007 relating to the $8.0 million non-refundable upfront license fee received from Roche in 2005. For the three months ended March 31, 2007, our revenues also included $2.2 million earned as net reimbursement of our research and development activities prior to the termination of this agreement.
     For the three months ended March 31, 2007 and 2008, our revenues also included $556,000 and $157,000, respectively, in revenue from related party. These revenues reflect amounts received under our license agreement with Codexis as a result of payments received by Codexis under its collaboration arrangements with Shell.
     Revenues from government research grants were $1.3 million in the three months ended March 31, 2008, compared to $939,000 in the comparable period in 2007. The increase in grant revenue primarily reflects an increase in activity relating to the existing grants.
     We expect our revenues for the remainder of 2008 to decrease compared to 2007, due primarily to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. We also expect much lower revenue in 2008 under our license agreement with Codexis since a significant portion of the revenue recorded under this agreement in 2007 related to the one-time upfront payment that Codexis received from Shell. Our revenue may fluctuate substantially from year to year based on the completion of new licensing or collaborative agreements and our receipt of development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.
          Research and Development Expenses
     Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants and depreciation. Research and development expenses were $13.1 million in the three months ended March 31, 2008, compared to $14.6 million in the comparable period in 2007. The decrease in our research and development expenses for the three month periods were primarily related to reduced salaries and benefits resulting from the cessation of operations in Denmark in the quarter ended March 31, 2008 and decreased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials.

     Stock compensation expenses included in research and development expenses decreased to $588,000 in the three months ended March 31, 2008 from $618,000 in the comparable period in 2007, primarily as a result of our cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. In connection with the cessation of operations in 2007, we expensed in the fourth quarter of 2007 the remaining stock compensation related to the Danish employees due to the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees. A portion of this stock compensation related to the Danish employees was included in the restructuring charge recorded in the fourth quarter of 2007. There was no additional stock compensation related to the Danish employees during the three months ended March 31, 2008.
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
     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended
	March 31,
	2007	2008
Collaborative projects funded by third parties(1)	$2,238	$—
Government grants	932	1,198
Internal projects	11,430	11,908

Total	$14,600	$13,106

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
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
     We expect that our research and development costs will most likely decrease in 2008 compared to 2007, due to savings realized in connection with the cessation of our operations in Denmark and the consolidation of our operations in the United States. Any decrease in our research and development costs will be partially offset by an increase in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the continued clinical development of our MAXY-G34 product candidate and the planned clinical development of our MAXY-VII product candidates. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. The impact to research and development expenses attributed to stock-based compensation will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 of Notes to Condensed Consolidated Financial Statements under the caption “Stock-Based Compensation.”
          General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as stock-based compensation, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $3.5 million in the three months ended March 31, 2008 and $4.3 million in the comparable period in 2007. Included in general and administrative expenses were stock-based compensation expenses of $643,000 in the three months ended March 31, 2008 and $1.2 million in the comparable period in 2007. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expense resulting from consultant options granted in April 2006 which were fully expensed by April 2007 and also reflects lower expenditures on salaries and benefits related to the cessation of operations in Denmark.
     Our general and administrative expenses during the remainder of 2008 should be consistent with general and administrative expenses for 2007, depending on, among other things, the levels of share-based payments granted in 2008, the use of external consultants and market analysis, and expenditures for legal and accounting services.
          Restructuring Charge
     In the three months ended March 31, 2008, we recognized a charge of $533,000 resulting from the cessation of operations at Maxygen ApS, our Danish subsidiary, and the consolidation of our operations in the United States. This charge primarily includes one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with the closure of the facility, disposing of remaining fixed assets and terminating various leases. We expect to record additional charges of approximately $467,000 in the second quarter of 2008 relating to facilities closure and lease termination expenses. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.
          Interest Income and Other Income (Expense), Net
     Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities and currency transaction gains or losses related to the funding of our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net decreased to $2.0 million in the three months ended March 31, 2008 from $2.2 million in the comparable period in 2007, due to lower interest income resulting from lower interest rates on a lower investment base partially offset by a foreign exchange gain in the three months ended March 31, 2008 versus a foreign exchange loss in the three months ended March 31, 2007. Included in these amounts is interest income of $1.4 million for the three months ended March 31, 2008 and $2.3 million for the comparable period in 2007. Also included in interest income and other income (expense), net are foreign exchange gains of $572,000 in the three months ended March 31, 2008 and foreign exchange losses of $105,000 in the three months ended March 31, 2007.

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the FASB Emerging Issues Task Force (EITF) on Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We do not expect EITF 07-1 to have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have determined that fair value accounting is not appropriate for any of our eligible items and we have not elected to measure any of our eligible financial instruments at fair value at this time.
     During the three months ended March 31, 2008, we adopted the following accounting standards:
     On June 27, 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires entities to defer income statement recognition of non-refundable advance payments for research and development activities, such as upfront non-refundable payments to contract research organizations, if the contracted party has not yet performed activities related to the upfront payment. Amounts deferred are to be recognized by the contracting company as expense when the goods are delivered or the research and development activities are performed. The deferral of income statement recognition of non-refundable advance payments for research and development activities under EITF 07-3 is consistent with how we have accounted for such payments prior to the adoption of EITF 07-3. We adopted EITF 07-3 effective January 1, 2008 and we are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. We did not enter into any new contracts subsequent to the adoption date with non-refundable advance payments for research and development activities and therefore, there was no effect upon adoption of EITF 07-3.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2008, we have adopted the provisions of SFAS 157 for all financial assets and liabilities and we measure our required financial assets and liabilities at fair value. We elected to delay the adoption of SFAS 157 for such non-financial assets and non-financial liabilities. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. In addition, as a result of the acquisition of Avidia by Amgen Inc., we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia and, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of March 31, 2008, we had $133.6 million in cash, cash equivalents and marketable securities.
     Net cash used in operating activities increased from $10.0 million in the three months ended March 31, 2007 to $12.8 million in the comparable period in 2008, primarily due to increases in net loss during the three months ended March 31, 2008. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $13.2 million in the three months ended March 31, 2008 and net cash used in investing activities was $14.3 million in the comparable period in 2007. The cash provided during the three-month period ended March 31, 2008 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash used in investing activities during the three-month period ended March 31, 2007 was primarily related to purchases of available-for-sale securities in excess of maturities. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided by financing activities was $617,000 in the three months ended March 31, 2008 and $4.2 million in the comparable period in 2007. The cash provided during the 2008 and 2007 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, we determined that the functional currency of our Danish operations is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income(loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income(loss) on the Condensed Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was a decrease of $4,000 in the three months ended March 31, 2007. There was no effect of exchange rate changes on cash and cash equivalents in the three months ended March 31, 2008.
     The following are contractual commitments as of March 31, 2008 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$1,306	$1,107	$199	$—	$—
Purchase obligations	5,531	3,643	1,888	—	—

Total	$6,837	$4,750	$2,087	$—	$—

     As of March 31, 2008, we are eligible to receive up to $23.0 million in potential event based payments from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. We also received an upfront fee and may earn royalties on future product sales, if any.
     We believe that our current cash, cash equivalents and short-term investments, together with funding expected to be received from licensors and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market Risk Management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2008. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Part II — Other Information
Item 1. Legal Proceedings
     The information set forth above under Note 3 contained in the unaudited Condensed Consolidated Financial Statements in Part I — Item 1 of this report is incorporated herein by reference.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
     We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability.
     We have incurred net losses since our inception, including net losses of $49.3 million in 2007, $16.5 million in 2006 and $18.4 million in 2005. As of March 31, 2008, we had an accumulated deficit of $283.7 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years and may never achieve profitability. To date, we have derived substantially all our revenues from collaborations, license agreements and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
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

     The prospects of our current product candidates are highly uncertain. In particular, ongoing clinical trials of our MAXY-G34 product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our trials, which could adversely affect our business and cause a significant drop in our stock price.
     There is a substantial risk that our drug discovery and development efforts may not result in the development of any commercially successful products. Our MAXY-G34 product candidate is currently in Phase IIa clinical trials in breast cancer patients for the treatment of chemotherapy-induced neutropenia. While we announced positive progress in this clinical trial in January 2008, the results of preliminary studies and early-stage clinical trials do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. Moreover, in our industry, most product candidates fail before entering clinical trials or in clinical trials and most products that commence clinical trials are not approved for use in humans and never reach the market. Accordingly, negative or inconclusive results from ongoing or future clinical trials of MAXY-G34 could lead us to cease the development of this product candidate and decide not to advance this product candidate into later stage clinical trials, such as a Phase IIb trial or pivotal Phase III trials. We may decide to cease further development of the product candidate for a variety of reasons, including evidence that MAXY-G34 may not meaningfully reduce the period or risk of neutropenia following chemotherapy, may remain in circulation longer than desired or cause adverse side effects. In addition, regardless of the clinical properties of MAXY-G34, we may cease development of this product candidate at any time if we determine that we cannot afford the costs of further developing this product candidate ourselves and we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of this product candidate.
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
     We do not have the ability to independently conduct clinical trials for our product candidates in the United States and other countries, and therefore rely on third parties, such as contract research organizations, to assist us in designing our clinical trials, preparing documents for submission to regulatory authorities, obtaining regulatory approval to conduct clinical trials, enrolling qualified patients, conducting and maintaining our clinical trials, and analyzing the results of such trials. If these third parties do not successfully carry out their contractual duties, do not conduct the clinical trials in accordance with planned deadlines and the approved protocol and regulatory requirements, or are unable to manage the conduct of our clinical trials effectively in compliance with FDA and other regulatory requirements, it could adversely impact the results obtained in such trials and delay the progress or completion of clinical trials, regulatory submissions and commercialization of our potential products. In any such case, we may be affected by increased costs and delays or both, which may harm our business.
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
     The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In July 2007, we initiated a Phase IIa clinical trial in Eastern Europe for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in breast cancer patients. Thus, our most advanced product candidate is now only in the early stages of clinical trials.
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
     Although MAXY-G34 has demonstrated properties in preclinical and early clinical testing indicating that it may have advantages as compared to currently marketed drugs, the results from preclinical testing in vitro and animal models, as well as early, small scale clinical trials, often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. For example, after promising preclinical and early clinical data from our lead MAXY-alpha product candidate, clinical trials of this product candidate were terminated after an unexpected reduction of the pharmacodynamic and pharmacokinetic effects was observed and antibodies binding to MAXY-alpha were identified in a Phase I trial. As a result, there can be no assurances that clinical trials of any of our current or future product candidates will be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.
     In addition, the timing of the commencement, continuation or completion of clinical trials may be subject to significant delays, or a clinical trial may be suspended or delayed by us, a collaborator, the FDA or other foreign governmental agencies for various reasons, including:
•	deficiencies in the conduct of the clinical trials;

•	negative or inconclusive results from the clinical trials that necessitate additional clinical studies;

•	difficulties or delays in identifying and enrolling patients who meet trial eligibility criteria;

•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•	inadequate supply or deficient quality of product candidate materials necessary for the conduct of the clinical trials;

•	the occurrence of unacceptable toxicities or properties or unforeseen adverse events, especially as compared to currently approved drugs intended to treat the same indications;

•	our lack of financial resources to continue the development of a product candidate;

•	future legislation or administrative action or changes in FDA policy or the policy of foreign regulatory agencies during the period of product development, clinical trials and FDA regulatory review; or

•	other reasons that are internal to the business of a collaborative partner, which it may not share with us.
     As a result of these risks and other factors, we may conduct lengthy and expensive clinical trials of MAXY-G34 or our other current or future product candidates, only to learn that a particular product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval for one or more therapeutic indications, has failed to demonstrate clinically relevant differentiation of our products from currently marketed products, does not offer therapeutic or other improvements compared to other marketed drugs, has unforeseen adverse events or does not otherwise demonstrate sufficient potential to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our product candidates could severely harm our business.
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
     Even if we receive regulatory approval to sell a product, the approved label for a product may entail limitations on the indicated uses for which we can market a product. For example, even if MAXY-G34 is approved by the FDA, if we are not able to obtain broad labeling for this product allowing approved use with multiple chemotherapy regimens for multiple cancers, MAXY-G34 may not be adopted by hospital formularies or otherwise have limited commercial success which could have a significant adverse impact on our business. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review, and discovery of previously unknown problems or adverse events associated with an approved product or the discovery of previously unknown problems with the manufacturer may result in restrictions on the product, the manufacturer or the manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.
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
     With regard to our MAXY-G34 product candidate, we expect Neulasta and Neupogen (from Amgen, Inc.) to compete with MAXY-G34, if commercialized. In addition, we are aware that Neose Technologies, Inc. (in collaboration with BioGeneriX AG) and Teva Pharmaceutical Industries Ltd. are developing G-CSF products based on naturally occurring human G-CSF.
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
     In addition, compliance with changing regulations regarding corporate governance and public disclosure may also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations and Nasdaq Global Market listing requirements, have often created uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and cause a diversion of management time and attention from revenue-generating activities to compliance activities.
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
     In addition, the consolidation of our operations has required us to transfer certain assets and functions from our Danish facility to our U.S. facility and hire additional employees in the United States. Any failure or delay in effectively integrating such transferred assets, functions or additional employees in the United States could hinder or delay the development of product candidates and research programs, which could adversely affect our business. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the consolidation that could adversely affect our financial position and results of operations.

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
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve months ended March 31, 2008, the price of our common stock on the Nasdaq Global Market ranged from $5.50 to $11.94. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
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
     As of March 31, 2008, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 21% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report:
10.1*	Consulting Agreement, between Maxygen, Inc. and Michael Rabson, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on March 4, 2008).

10.2*	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.20 to Maxygen’s Annual Report on Form 10-K (File No. 000-28401) filed with the Securities and Exchange Commission on March 7, 2008).

10.3†	Side Letter, dated February 18, 2005, regarding License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.

10.4†	Side Letter, dated September 11, 2007, regarding License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.

10.5†	Side Letter, dated September 24, 2007, regarding License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.
May 6, 2008	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

May 6, 2008	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer