Form 10-Q
period 2008-06-30
MAXYGEN INC
filed 2008-08-05
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐      No ☑
     As of July 31, 2008, there were 37,124,404 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008
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
Forward Looking Statements
     This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:
•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products, including the timing of any commencement of clinical trials of any product candidate and the progress or status of any clinical trials or preclinical development;

•	our liquidity and future financial performance;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding™ directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop; and

•	our business strategies and plans.
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

ii

Part I – Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2007	2008
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,130	$80,291
Short-term investments	68,683	42,063
Related party receivable	7,493	—
Accounts receivable and other receivables	1,383	423
Prepaid expenses and other current assets	2,683	1,590

Total current assets	157,372	124,367
Property and equipment, net	3,060	2,673
Goodwill	12,192	—
Deposits and other long-term assets	85	85

Total assets	$172,709	$127,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,871	$3,278
Accrued compensation	6,880	2,385
Accrued restructuring charges	4,413	46
Accrued project costs	3,787	3,903
Other accrued liabilities	1,250	1,481

Total current liabilities	19,201	11,093
Other long-term liabilities	14	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 36,926,566 and 37,124,404 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	4	4
Additional paid-in capital	423,541	428,034
Accumulated other comprehensive loss	(32)	(162)
Accumulated deficit	(270,019)	(311,844)

Total stockholders’ equity	153,494	116,032

Total liabilities and stockholders’ equity	$172,709	$127,125

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
		(unaudited)
Collaborative research and development revenue	$874	$—	$8,471	$—
Revenue from related party	—	120	556	277
Grant revenue	1,207	1,037	2,146	2,323

Total revenues	2,081	1,157	11,173	2,600
Operating expenses:
Research and development	16,343	12,534	30,943	25,640
General and administrative	3,528	5,031	7,859	8,544
Goodwill impairment	—	12,192	—	12,192
Restructuring charge	—	266	—	799

Total operating expenses	19,871	30,023	38,802	47,175

Loss from operations	(17,790)	(28,866)	(27,629)	(44,575)

Interest income and other (expense), net	2,118	759	4,292	2,750

Net loss	$(15,672)	$(28,107)	$(23,337)	$(41,825)

Basic and diluted net loss per share	$(0.43)	$(0.76)	$(0.64)	$(1.13)

Shares used in basic and diluted net loss per share calculations	36,791	37,046	36,688	37,021
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2007	2008
	(unaudited)
Operating activities
Net loss	$(23,337)	$(41,825)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	847	802
Goodwill impairment	—	12,192
Non-cash stock compensation	3,750	3,877
Changes in operating assets and liabilities:
Related party receivable	—	7,493
Accounts receivable and other receivables	3,511	959
Prepaid expenses and other current assets	663	1,094
Accounts payable	(403)	407
Accrued compensation	(1,052)	(4,495)
Accrued restructuring charges	—	(4,367)
Accrued project costs	3,199	116
Other accrued liabilities	(646)	217
Taxes payable	(140)	—
Deferred revenue	(5,593)	—

Net cash used in operating activities	(19,201)	(23,530)

Investing activities
Purchases of available-for-sale securities	(122,005)	(30,390)
Maturities of available-for-sale securities	115,646	56,880
Acquisition of property and equipment	(609)	(415)

Net cash provided by (used in) investing activities	(6,968)	26,075

Financing activities
Proceeds from issuance of common stock	4,743	616

Net cash provided by financing activities	4,743	616

Effect of exchange rate changes on cash and cash equivalents	(8)	—

Net increase (decrease) in cash and cash equivalents	(21,434)	3,161
Cash and cash equivalents at beginning of period	46,504	77,130

Cash and cash equivalents at end of period	$25,070	$80,291

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2008, and for the three and six months ended June 30, 2007 and 2008, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”) and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”).
Reclassifications
     Certain previously reported amounts have been reclassified to conform with the current period presentation. Cash used in operating activities of $3.2 million has been reclassified from other accrued liabilities to accrued project costs for the six months ended June 30, 2007 on the Condensed Consolidated Statements of Cash Flows. This reclassification did not have any effect on net loss, total assets or total liabilities and stockholders’ equity or cash used or provided by operating activities, investing activities or financing activities.
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
     The Company reviews the list of expenses for the trial from the original signed agreements and separates them into what it considers the start-up, enrollment or closedown expenses of the clinical trial. The start up costs, which usually occur within a few months after the contract has been executed and include costs, such as study initiation, site recruitment, regulatory applications and investigator meetings, are expensed ratably over the start up period. The site management, study management, medical and safety monitoring and data management expenses are calculated on a per patient basis and expensed ratably over the treatment period beginning on the date that the patient enrolls. The close down and reporting expenses are expensed ratably over the close out period of time. Pass through costs, including the costs of the drugs, are expensed as incurred.
     In general, the Company’s service agreements permit us to terminate at will where we would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on the Company’s behalf.
Restructuring Charge
     In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark. In connection with the consolidation, the Company has recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when we cease to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employer’s Accounting for Post-employment Benefits.” A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under this restructuring. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.
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
Loss Per Share
     Basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net loss	$(15,672)	$(28,107)	$(23,337)	$(41,825)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	36,791	37,046	36,688	37,021

Basic and diluted net loss per share	$(0.43)	$(0.76)	$(0.64)	$(1.13)

     The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method, was approximately 10,798,000 options at June 30, 2007 and 10,769,000 options and 1,273,000 restricted stock units at June 30, 2008.
Comprehensive Loss
     Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three and six-month periods ended June 30, 2007 and 2008 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net loss	$(15,672)	$(28,107)	$(23,337)	$(41,825)
Changes in unrealized gains(losses) on securities available-for-sale	29	(299)	88	(130)
Changes in foreign currency translation adjustments	(3)	—	(8)	—

Comprehensive loss	$(15,646)	$(28,406)	$(23,257)	$(41,955)

      The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2007	2008
Unrealized gain on available-for-sale securities	$220	$97
Unrealized losses on available-for-sale securities	—	(7)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(32)	$(162)

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
     During the six months ended June 30, 2008, the Company adopted the following accounting standards:
     On June 27, 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of non-refundable advance payments for research and development activities, such as upfront non-refundable payments to contract research organizations, if the contracted party has not yet performed activities related to the upfront payment. Amounts deferred are to be recognized by the contracting company as expense when the goods are delivered or the research and development activities are performed. The deferral of income statement recognition of non-refundable advance payments for research and development activities under EITF 07-3 is consistent with the Company’s accounting for such payments prior to the adoption of EITF 07-3. The Company adopted EITF 07-3 effective January 1, 2008 and there was no effect upon adoption of EITF 07-3.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any of its eligible existing financial instruments at fair value.
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
Stock-Based Compensation
     Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 was $1.8 million and $2.9 million related to employee stock options, compared to $1.6 million and $3.0 million related to employee stock options for the comparable periods in 2007. Stock-based compensation expense related to restricted stock units for the three and six months ended June 30, 2008 was $567,000. There was no stock-based compensation expense related to restricted stock units for the three and six months ended June 30, 2007. Stock-based compensation expense related to the ESPP for the six months ended June 30, 2008 was $120,000, compared to $13,000 for the comparable period in 2007. Stock-based compensation expense related to consultant stock options was $8,000 and $45,000 for the three and six months ended June 30, 2008, compared to $160,000 and $590,000 for the comparable periods in 2007.
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
     As part of its adoption of SFAS 123(R), the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified no discernable activity patterns other than the employee populations for its U.S. and former Danish operations. The Company uses the Black-Scholes-Merton option pricing model to value the options for each of the employee populations.

     The weighted average assumptions used in the model for each employee population are outlined in the following tables:

	Three months ended		Three months ended
	June 30, 2007		June 30, 2008(1)
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	—
Risk-free interest rate range—Options	4.76%	4.97%	2.85%	—
Risk-free interest rate range—ESPP	—	—	—	—
Expected life—Options	5.70 years	2.40 years	5.72 years	—
Expected life—ESPP	—	—	—	—
Expected volatility—Options	51.30%	44.88%	51.86%	—
Expected volatility—ESPP	—	—	—	—

	Six months ended		Six months ended
	June 30, 2007		June 30, 2008(1)
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	—
Risk-free interest rate range—Options	4.64% to 4.76%	4.76% to 4.97%	2.75% to 2.85%	—
Risk-free interest rate range—ESPP	4.74% to 5.09%	—	2.13% to 4.98%	—
Expected life—Options	5.70 years	2.40 years	5.72 years	—
Expected life—ESPP	0.94 years	—	0.08 to 1.0 years	—
Expected volatility—Options	51.30% to 52.96%	44.88% to 45.28%	50.61% to 51.86%	—
Expected volatility—ESPP	48.31%	—	65.66%	—

(1)	As the result of cessation of research and development operations at Maxygen ApS, no options were granted to Danish employees during the three and six months ended June 30, 2008.
     The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
Restricted Stock Units
     In May 2008, the Company granted restricted stock unit awards under its 2006 Equity Incentive Plan representing an aggregate of 1,273,000 shares of Company common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. The restricted stock units vest over two years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three months ended June 30, 2008, the Company recognized $567,000 in stock-based compensation expenses related to these restricted stock unit awards. At June 30, 2008, the unrecognized compensation cost related to these awards was $7.1 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on May 3, 2010.

     Valuation and Expense Information under SFAS 123(R)
     For the three and six months ended June 30, 2007 and 2008, stock based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS 123(R) and stock based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Research and development	$816	$1,101	$1,434	$1,689
General and administrative	898	1,279	2,133	1,922

Stock-based compensation expense before income taxes	1,714	2,380	3,567	3,611
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$1,714	$2,380	$3,567	$3,611

     There was no capitalized stock-based employee compensation cost as of June 30, 2007 and 2008. There were no recognized tax benefits during the quarters ended June 30, 2007 and 2008.
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
     The Company’s cash equivalents and investments as of June 30, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Money market funds	$79,038	$—	$—	$79,038
Commercial paper	28,143	95	—	28,238
Corporate bonds	3,330	2	—	3,332
U.S. government agency securities	11,753	—	(7)	11,746

Total	122,264	97	(7)	122,354
Less amounts classified as cash equivalents	(80,291)	—	—	(80,291)

Total investments	$41,973	$97	$(7)	$42,063

     The Company’s cash equivalents and investments as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Money market funds	$77,130	$—	$—	$77,130
Commercial paper	43,704	211	—	43,915
Corporate bonds	13,569	5	—	13,574
U.S. government agency securities	11,190	4	—	11,194

Total	145,593	220	—	145,813
Less amounts classified as cash equivalents	(77,130)	—	—	(77,130)

Total investments	$68,463	$220	$—	$68,683

     Realized gains or losses on the maturity of available-for-sale securities for the three and six-month periods ended June 30, 2007 and 2008 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized losses of $299,000 and $130,000 for the three and six months ended June 30, 2008 and unrealized gains of $29,000 and $88,000 for the three and six months ended June 30, 2007. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $7,000 are other than temporary.
     At June 30, 2008, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$41,973	$42,063
Due after one year through two years	—	—

	$41,973	$42,063

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
     In June 2003, the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers, which was preliminarily approved by the District Court. The settlement did not contemplate any settlement payments by the Company. Separately, the District Court certified the consolidated cases as class actions. On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the District Court’s ruling certifying the consolidated cases as class actions and a rehearing of the matter was subsequently denied. As a result of the Second Circuit’s decision, and its impact on the expected finality of the tentative settlement agreement, the parties to the tentative settlement submitted a Stipulation and Proposed Order on June 22, 2007 to terminate the settlement agreement, which the District Court so ordered on June 25, 2007. The parties are now considering alternative options and the cases are proceeding against certain selected issuers, not including the Company, as test-cases.

     If an alternative settlement agreement is not reached, and an action proceeds against the Company based on the facts alleged in the above referenced proceeding, the Company intends to defend the lawsuit vigorously. The Company believes the lawsuit against it is without merit. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, its business could be significantly harmed.
     On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases have been related before the Honorable James L. Robart. On July 25, 2008, both the underwriter defendants and most of the various issuer nominal defendants (including the Company) filed motions to dismiss the various Section 16(b) lawsuits. The motions are expected to be heard in October 2008. As the Simmonds action seeks no relief against the Company, the Company does not believe that these claims will have a material effect on its business.
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
     Minimum annual rental commitments under operating leases and commitments relating to material contracts at June 30, 2008 are as follows (in thousands):

For the remainder of 2008	$4,296

Year ending
December 31,
2009	$3,247
2010	375
Thereafter	—

Total commitments beyond current year	$3,622

     Included in the amounts above are commitments relating to the Company’s MAXY-VII program totaling $4.1 million ($1.8 million for the remainder of 2008, $1.9 million for the year ending December 31, 2009 and $375,000 for the year ending December 31, 2010) that were assumed by a third party in connection with the sale by the Company of its hematology assets on July 1, 2008 (see Note 11).
     Total rent expense for the three and six months ended June 30, 2008 was $362,000 and $870,000, respectively, and $562,000 and $1.1 million for the comparable periods in 2007.

5.  Guarantees and Indemnifications
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
     As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008.
     In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008.
6. Related Party Transactions
     On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. The consulting agreement provides for the payment of consulting fees to Waverley of $24,166 per month. The consulting agreement, as amended in May 2008, provides for the automatic renewal of the agreement for successive one year terms and a two year notice period for termination of the agreement by either party. Under the consulting agreement, Mr. Stein was also granted an option on April 1, 2006 to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007. For the three and six months ended June 30, 2007, the Company recognized stock-based compensation expense under SFAS 123(R) in the Consolidated Statements of Operations related to stock options of $430,000 attributed to the option granted to Mr. Stein. The Company recognized no stock-based compensation expense for the three and six months ended June 30, 2008 attributed to such option. Total expense under this arrangement, including cash payments, was approximately $72,000 and $575,000 for the three and six month periods ended June 30, 2007, and approximately $72,000 and $145,000 for the three and six month periods ended June 30, 2008.
     In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. During the three and six months ended June 30, 2008, the Company recognized revenues under the license agreement of approximately $121,000 and $277,000, respectively, as a result of payments received by Codexis under its collaboration agreements with Shell, compared to $0 and $556,000 of revenue recognized by the Company during the three and six months ended June 30, 2007. The payments from Codexis are reflected as revenue from related party in the Condensed Consolidated Statements of Operations.
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
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Estimated Fair
	Value	Level 1	Level 2	Level 3
Money market funds	$79,038	$79,038	$—	$—
Commercial paper	28,238	—	28,238	—
Corporate bonds	3,332	—	3,332	—
U.S. government agency securities	11,746	—	11,746	—

Total	$122,354	$79,038	$43,316	$—

     The Company did not have any financial liabilities that were required to be measured at fair value as of June 30, 2008.
8. Restructuring Charges
     In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007. The restructuring charge, which included approximately $287,000 of non-cash stock compensation, was related to severance and other benefits for the Company’s Danish employees.
     For the three and six months ended June 30, 2008, the Company incurred additional costs of $266,000 and $799,000 relating to benefits for the Company’s Danish employees, the closure of the facility, the disposal of remaining fixed assets and the termination of various leases. The Company completed the activities related to this consolidation during the first half of 2008 and does not expect to incur any additional costs relating to such consolidation.
     The activity in the restructuring accrual for the six months ended June 30, 2008 related to the action described above was as follows (in thousands):

		Charges			As of June 30, 2008
	Balance at	during the six		Balance at		Total
	December	months ended	Cash	June 30,	Total Costs to	Expected
	31, 2007	June 30, 2008	payments	2008	Date	Costs
Employee severance and other benefits charges	$4,413	$74	$(4,487)	$—	$5,286	$5,286
Contract termination and other associated costs	—	725	(679)	46	725	725

	$4,413	$799	$(5,166)	$46	$6,011	$6,011

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
     The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three and six months ended June 30, 2008, the Company recognized $0 and $386,000 of foreign exchange gains from the hedge contracts which were included with interest and other income, net. The Company had no foreign currency contracts outstanding at June 30, 2008.

10. Goodwill
     In the second quarter of 2008, the Company performed an additional goodwill impairment test due to the significant decline of its stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to the Company’s MAXY-G34 product candidate, and concluded that the carrying value of the net assets exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. Accordingly, the Company performed an additional analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on the Company’s balance sheet was zero. As a result, the Company recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of its goodwill. The Company will complete its determination of the implied fair value of the affected goodwill during the third quarter of 2008, which could result in a revision of the estimated charge.
11. Subsequent Event
     On July 1, 2008, Company entered into an agreement with Bayer HealthCare LLC (“Bayer”) pursuant to which Bayer acquired the hematology assets of the Company, including MAXY-VII, the Company’s factor VIIa program, and its assets related to factor VIII and factor IX. In connection with this acquisition agreement, the Company also entered into a license agreement with Bayer pursuant to which the Company granted Bayer certain exclusive and non-exclusive rights to use the Company’s MolecularBreeding™ technology platform and ancillary protein expression technologies. In consideration for the assets and license rights acquired by Bayer, the Company received aggregate cash payments from Bayer of $90 million and is eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. Under these agreements, Bayer will also pay the Company for up to six months of transition and consulting services related to the transfer of assets and related knowledge and materials.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a biotechnology company committed to the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. Two of our next-generation product candidates, MAXY-G34 and MAXY-4, are currently in clinical or preclinical development.
     Our MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia. G-CSF is a natural protein that functions by stimulating the body’s bone marrow to produce more white blood cells.
     In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. In this Phase IIa clinical trial, patients are being administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study intends to investigate safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg, with recommendations for dose-escalation provided by an independent Data Safety Monitoring Board, or DSMB. In July 2008, it was reported that the DSMB had approved adding a first cohort of three patients at 100 µg/kg and we have enrolled patients at this dose level.
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

     In July 2008, we sold our hematology assets, including MAXY-VII, our factor VIIa program, and our assets related to factor VIII and factor IX, and granted licenses to our MolecularBreeding™ technology platform to Bayer HealthCare LLC, or Bayer, for aggregate cash proceeds of $90 million. We are also eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. Our MAXY-VII product candidate was designed to be a superior next-generation factor VIIa product to treat hemophilia and, potentially, acute bleeding indications. Factor VIIa is a natural protein with a pivotal role in blood coagulation and clotting.
     In addition to our clinical and preclinical stage product candidates, we have other research stage programs and assets outside of our core business, including research on certain vaccine programs.
     Prior to our focus on human therapeutics, we established two industrial subsidiaries, Codexis, Inc., or Codexis, and Verdia, Inc., or Verdia.
     We established Codexis to focus on the development of biocatalysis and fermentation processes and the production of advanced small-molecule pharmaceutical intermediates for the pharmaceutical industry. As of June 30, 2008, we had an equity interest in Codexis of approximately 25% of its outstanding shares and our investment basis in Codexis was zero. We are not obligated to fund the operations or other capital requirements of Codexis.
     In December 2006, we expanded the scope of exclusive licenses previously granted to Codexis to our MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, we are entitled to receive a portion of any consideration received by Codexis related to the development of energy products and the use of processes in the energy field. We have received approximately $8.6 million from Codexis under this license agreement, including $277,000 in the first half of 2008, as a result of payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and an expanded collaboration arrangement with Royal Dutch Shell plc for the development of new enzymes to convert biomass to fuel that began in November 2007.
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
     We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $122.4 million as of June 30, 2008.
     We have incurred significant operating losses from continuing operations since our inception. As of June 30, 2008, our accumulated deficit was $311.8 million. We expect to incur additional operating losses over at least the next several years and may never achieve profitability.

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
Results of Operations
Revenues
     Our revenues have been derived primarily from collaboration and license agreements and government research grants. Our total revenues in the three and six months ended June 30, 2008 were $1.2 million and $2.6 million, compared to $2.1 million and $11.2 million in the comparable periods in 2007. The decrease in revenue for each period was primarily due to the termination by Roche of the co-development and commercialization agreement for our MAXY-VII product candidates in April 2007.
     Revenues from our research collaboration agreements decreased from $874,000 and $8.5 million in the three and six months ended June 30, 2007 to zero in the comparable periods in 2008, primarily due to the termination by Roche of the co-development and commercialization agreement for our MAXY-VII product candidates. The termination of the agreement with Roche for our MAXY-VII product candidates caused us to accelerate the recognition of $5.6 million of deferred revenue in the first half of 2007 relating to the $8.0 million upfront payment received from Roche in 2005. For the three months and six months ended June 30, 2007, our revenues also included $700,000 and $2.9 million, respectively, earned as net reimbursement of our research and development activities prior to the termination of our MAXY-VII co-development and commercialization agreement with Roche.
     Revenues from related party were $120,000 and $277,000 for the three and six months ended June 30, 2008, compared to zero and $556,000 for the comparable periods in 2007. These revenues reflect amounts received under our license agreement with Codexis as a result of payments received by Codexis under its collaboration arrangements with Shell.
     Revenues from government research grants were $1.0 million and $2.3 million in the three months and six months ended June 30, 2008, compared to $1.2 million and $2.1 million in the comparable periods in 2007. The changes in grant revenue primarily reflect changes in activity under existing and new grants and the completion of one grant in October 2007.
     In July 2008, we received aggregate cash proceeds of $90 million under our agreements with Bayer for the sale of our hematology assets and the license of our MolecularBreeding™ technology platform and we expect to recognize a portion of these proceeds as revenue in the third quarter of 2008. As a result, we expect our revenues for the remainder of 2008 to increase compared to 2007. This increase will be partially offset by lower revenue in 2008 under our license agreement with Codexis since a significant portion of the revenue recorded under this agreement in 2007 related to the one-time upfront payment that Codexis received from Shell. Our revenue may fluctuate substantially from year to year based on the completion of new licensing or collaborative agreements and our receipt of any development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.
     Research and Development Expenses
     Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants and depreciation. Research and development expenses were $12.5 million and $25.6 million in the three and six month periods ended June 30, 2008, compared to $16.3 million and $30.9 million in the comparable periods in 2007. The decrease in our research and development expenses for the three and six month periods were primarily related to reduced salaries and benefits resulting from the cessation of operations in Denmark in the first quarter of 2008 and decreased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials. These decreases were partially offset by increases in stock compensation expenses.
     Stock compensation expenses included in research and development expenses increased to $1.1 million and $1.7 million in the three and six month periods ended June 30, 2008 from $816,000 and $1.4 million in the comparable periods in 2007, primarily as a result of our issuance of restricted stock units in May 2008. These increases were partially offset by our cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. In connection with the implementation of our plan to consolidate our operations in 2007, we expensed the remaining stock compensation related to the Danish employees in the fourth quarter of 2007 due to the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law, in connection with the termination of such employees. A portion of this stock compensation related to the Danish employees was included in the restructuring charge recorded in the fourth quarter of 2007. There was no additional stock compensation related to the Danish employees during the three and six months ended June 30, 2008.
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
     The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Collaborative projects funded by third parties(1)	$214	$—	$2,451	$—
Government grants	1,329	1,255	2,261	2,432
Internal projects	14,800	11,279	26,231	23,208

Total	$16,343	$12,534	$30,943	$25,640

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
     Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost in any particular case.
     We expect that our research and development costs will most likely decrease in 2008 compared to 2007, due to savings realized in connection with the cessation of our operations in Denmark and the consolidation of our operations in the United States and in connection with the discontinuation of the planned clinical development of our MAXY-VII program as a result of the sale of this program to Bayer. The expected decrease in our research and development costs may be partially offset by an increase in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the continued clinical development of our MAXY-G34 product candidate. We expect to continue to devote substantial resources to research and development and we expect research and development expenses to increase over the next several years if we are successful in advancing our product candidates into and through clinical trials. To the extent we out-license our product candidates prior to commencement of clinical trials or collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided. We intend to manage the level of our expenditures for research and development, including clinical trials, to balance advancing our product candidates against maintaining adequate cash resources for our operations. The impact to research and development expenses attributed to stock-based compensation will depend on, among other things, the levels of share-based payments granted in the future. See Note 1 of Notes to Condensed Consolidated Financial Statements under the caption “Stock-Based Compensation.”
          General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, as well as stock-based compensation, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $5.0 million and $8.5 million in the three months and six months ended June 30, 2008, compared to $3.5 million and $7.9 million in the comparable periods in 2007. Included in general and administrative expenses were stock-based compensation expenses of $1.3 million and $1.9 million in the three and six months ended June 30, 2008 compared to $899,000 and $2.1 million in the comparable periods in 2007. The increase in general and administrative expenses was primarily due to increased legal expenditures and an increase in stock compensation expense relating to the restricted stock units that we granted in May 2008. These increases were partially offset by lower expenditures on salaries and benefits related to the cessation of operations in Denmark.
     Our general and administrative expenses during the remainder of 2008 may be higher than the general and administrative expenses for 2007, depending on, among other things, the levels of share-based payments granted in 2008, the use of external consultants and market analysis, and expenditures for legal and accounting services.
          Goodwill Impairment
     In the second quarter of 2008, we performed an additional goodwill impairment test due to the significant decline of our stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to our MAXY-G34 product candidate and concluded that the carrying value of the net assets exceeded our fair value, based on quoted market prices of our common stock. Accordingly, we performed an additional analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on our balance sheet was zero. As a result, we recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of our goodwill. We will complete our determination of the implied fair value of the affected goodwill during the third quarter of 2008, which could result in a revision of the estimated charge.

          Restructuring Charge
     In the three and six months ended June 30, 2008, we recognized a charge of $266,000 and $799,000 resulting from the cessation of operations at Maxygen ApS, our Danish subsidiary, and the consolidation of our operations in the United States. These charges, including those recorded in the fourth quarter of 2007, primarily reflect one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with the closure of the facility, the disposal of remaining fixed assets and termination of various leases. We completed the activities related to this consolidation during the first half of 2008 and do not expect to incur any additional costs relating to such consolidation. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.
          Interest Income and Other Income (Expense), Net
     Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities and foreign currency gains or losses related to our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net decreased to $759,000 and $2.8 million in the three and six months ended June 30, 2008 from $2.1 million and $4.3 million in the comparable periods in 2007. These decreases were due to lower interest income resulting from lower interest rates on a lower investment base. The decrease in interest income for the six month periods was partially offset by a foreign exchange gain in the six months ended June 30, 2008, compared to a foreign exchange loss in the six months ended June 30, 2007.
     Included in these amounts is interest income of $953,000 and $2.4 million for the three and six months ended June 30, 2008 and $2.2 million and $4.5 million for the comparable periods in 2007. Also included in interest income and other income (expense), net are foreign exchange losses of $202,000 in the three months ended June 30, 2008 and foreign exchange gains of $370,000 in the six months ended June 30, 2008 and foreign exchange losses of $128,000 and $233,000 in the three and six month periods ended June 30, 2007.
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
     During the six months ended June 30, 2008, we adopted the following accounting standards:
     On June 27, 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires entities to defer income statement recognition of non-refundable advance payments for research and development activities, such as upfront non-refundable payments to contract research organizations, if the contracted party has not yet performed activities related to the upfront payment. Amounts deferred are to be recognized by the contracting company as expense when the goods are delivered or the research and development activities are performed. The deferral of income statement recognition of non-refundable advance payments for research and development activities under EITF 07-3 is consistent with how we have accounted for such payments prior to the adoption of EITF 07-3. We adopted EITF 07-3 effective January 1, 2008 and there was no effect upon adoption of EITF 07-3.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any of our eligible existing financial instruments at fair value.

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
Liquidity and Capital Resources
     Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. We have also financed our operations through the sale of various assets. In July 2008, we received cash proceeds of $90 million from the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform. As a result of the acquisition of Avidia by Amgen Inc., we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia. In addition, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of June 30, 2008, we had $122.4 million in cash, cash equivalents and marketable securities.
     Net cash used in operating activities increased from $19.2 million in the six months ended June 30, 2007 to $23.5 million in the comparable period in 2008, primarily due to increases in net loss during the six months ended June 30, 2008. Uses of cash in operating activities were primarily to fund losses from continuing operations.
     Net cash provided by investing activities was $26.1 million in the six months ended June 30, 2008 and net cash used in investing activities was $7.0 million in the comparable period in 2007. The cash provided during the six-month period ended June 30, 2008 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash used in investing activities during the six-month period ended June 30, 2007 was primarily related to purchases of available-for-sale securities in excess of maturities. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
     Net cash provided by financing activities was $616,000 in the six months ended June 30, 2008 and $4.7 million in the comparable period in 2007. The cash provided during the 2008 and 2007 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.
     In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, we determined that the functional currency of our Danish operations is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income(loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income(loss) on the Condensed Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was a decrease of $8,000 in the six months ended June 30, 2007. There was no effect of exchange rate changes on cash and cash equivalents in the six months ended June 30, 2008.

     The following are contractual commitments as of June 30, 2008 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$796	$597	$199	$—	$—
Purchase obligations	7,122	3,699	3,423	—	—

Total	$7,918	$4,296	$3,622	$—	$—

     Included in the amounts above are commitments relating to our MAXY-VII program totaling $4.1 million ($1.8 million for the remainder of 2008, $1.9 million for the year ending December 31, 2009 and $375,000 for the year ending December 31, 2010) that were assumed by Bayer in connection with the sale to Bayer of our hematology assets on July 1, 2008.
     As of June 30, 2008, we are eligible to receive up to $23.0 million in potential event based payments from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. We also received an upfront fee and may earn royalties on future product sales, if any. We are also eligible to receive future cash milestone payments of up to $30 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. However, there can be no assurances that we will receive any milestone or event based payments under either of these agreements.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market Risk Management
     Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the six months ended June 30, 2008. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Part II – Other Information
Item 1. Legal Proceedings
     The information set forth above under Note 3 contained in the unaudited Condensed Consolidated Financial Statements in Part I – Item 1 of this report is incorporated herein by reference.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes all material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
     We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability.
     We have incurred net losses since our inception, including net losses of $49.3 million in 2007, $16.5 million in 2006 and $18.4 million in 2005. As of June 30, 2008, we had an accumulated deficit of $311.8 million. We expect to incur losses and negative cash flow from operating activities for at least the next several years and may never achieve profitability. To date, we have derived substantially all our revenues from collaborations, license agreements and grants and expect to derive a substantial majority of our revenue from such sources for at least the next several years. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of potential future collaborators. We expect to spend significant amounts to fund the development of our product candidates. As a result, we expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
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
     There is a substantial risk that our drug discovery and development efforts may not result in the development of any commercially successful products. Our MAXY-G34 product candidate is currently in Phase IIa clinical trials in breast cancer patients for the treatment of chemotherapy-induced neutropenia. While we have previously announced positive progress in this clinical trial, the results of preliminary studies and early-stage clinical trials do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. Moreover, in our industry, most product candidates fail before entering clinical trials or in clinical trials and most products that commence clinical trials are not approved for use in humans and never reach the market. Accordingly, negative or inconclusive results from ongoing or future clinical trials of MAXY-G34 could lead us to cease the development of this product candidate and decide not to advance this product candidate into later stage clinical trials, such as a Phase IIb trial or pivotal Phase III trials. We may also decide to cease further development of the product candidate for a variety of other reasons, including evidence that MAXY-G34 may not meaningfully reduce the period or risk of neutropenia following chemotherapy, may remain in circulation longer than desired or cause adverse side effects. In addition, regardless of the clinical properties of MAXY-G34, we may cease development of this product candidate at any time if we determine that we cannot afford the costs of further developing this product candidate ourselves and we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of this product candidate.
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
     Litigation or other proceedings or third party claims of intellectual property infringement relating to our MAXY-G34 product candidate may delay or materially impact our ability to commercialize MAXY-G34.
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
     For example, on June 3, 2008, the United States Patent & Trademark Office (USPTO) granted a U.S. patent (U.S. Patent No. 7,381,804B2) to Amgen with certain claims to mutated G-CSF molecules. We do not believe that the USPTO should have granted this patent because we do not believe the claims of the patent are valid. Moreover, the grant of this patent to Amgen does not affect the validity of our existing patents on our novel, proprietary G-CSF compositions. However, Amgen may contend that the claims of this recently issued patent cover our patented MAXY-G34 product candidate. While our current activities related to MAXY-G34 are exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval, if and when our MAXY-G34 related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize MAXY-G34, Amgen might then commence an infringement action against us based on this patent and/or other related patents that it may be granted in the future. If Amgen elects to sue us, we believe that we would have viable defenses to any such infringement suit and intend to vigorously defend against any such claims. Typically, such defenses include non-infringement and invalidity defenses. However, there can be no assurance that the relevant court would find in our favor with respect to such defenses. If we are unable to show that Amgen’s patent is invalid, or that we do not infringe the claims of such patent, and we are unable to obtain a license from Amgen for the use of their intellectual property, this may materially impact our ability to manufacture and sell MAXY-G34.
     The delay and cost to us of any patent litigation or other proceedings, such as interference proceedings, even if resolved in our favor, could be substantial. Some of our competitors, including Amgen, may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. In addition, the existence of this Amgen patent may limit our ability to enter into a partnering or other arrangement with respect to MAXY-G34. Patent litigation and other proceedings may also absorb significant management time which may materially and adversely impact our financial position and results of operations.
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
     In particular, the failure of our MAXY-G34 product candidate in clinical development could have a material adverse impact on our business. Termination of this program may also cause the price of our stock to drop significantly.
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
     Because our potential products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and these authorities may grant regulatory approvals more slowly for our products than for products using more conventional technologies. Neither the FDA nor any other regulatory authority has approved any therapeutic product candidate developed with our MolecularBreeding™ directed evolution platform for commercialization in the United States or elsewhere. We, or a collaborator, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products.
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
     For example, if we are unable to enter into a collaboration or licensing arrangement for the continued clinical development of MAXY-G34, we may elect to discontinue further development of MAXY-G34, which may harm our business.
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
     Recently, the USPTO adopted new rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, in April 2008, the U.S. District Court for the Eastern District of Virginia granted summary judgment for plaintiffs challenging the new rules to permanently enjoin enforcement of the new rules by the USPTO. If the USPTO successfully appeals the court’s decision and the rules are implemented, the new rules could make it more difficult for patent applicants to obtain patents, especially with regard to biotechnology products and processes. Although we do not believe that the rule changes, if made effective, would likely have a material adverse impact with regard to our MAXY-G34 program, it may be more difficult to obtain patent protection in the United States for any future product candidates.
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
     Our ability to develop products depends in part on not infringing patents or other proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies and products. In particular, others have obtained patents, and have filed, and in the future are likely to file, patent applications that may issue as patents that cover genes or gene fragments or corresponding proteins or peptides that we may wish to utilize to develop, manufacture and commercialize our product candidates. There are often multiple patents owned by third parties that cover particular proteins and related nucleic acids that are of interest to us in the development of our product candidates. For example, we are aware that Amgen, Inc. and others have issued patents and pending patent applications relating to G-CSF. To the extent that these patents, or patents that may issue in the future, cover methods or compositions that we wish to use in developing, manufacturing or commercializing our product candidates, and such use by us or on our behalf would constitute infringement of an issued valid patent claim, we would need to obtain a license from the proprietor of the relevant patent rights, which may not be available to us on acceptable terms, if at all.
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
     Our collaboration agreements with Roche for our MAXY-alpha and MAXY-VII product candidates were terminated in 2007 and we currently have three government grants and a license agreement with Codexis that we expect to generate revenue for the remainder of 2008. We also expect to recognize a portion of the proceeds from our transaction with Bayer as revenue in 2008. However, we expect that a substantial portion of our revenue for the foreseeable future will result from our government grants. If these grants are materially amended or terminated and we are unable to enter into new collaboration or license agreements or obtain new grants, our revenues, financial position and results of operations would be materially adversely affected.
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
     With regard to our MAXY-G34 product candidate, we expect Neulasta® and Neupogen® (from Amgen, Inc.) to compete with MAXY-G34, if commercialized. In addition, we are aware that Neose Technologies, Inc. (in collaboration with BioGeneriX AG) and Teva Pharmaceutical Industries Ltd. are developing G-CSF products based on naturally occurring human G-CSF.

     With regard to our MAXY-4 product candidates, we expect Orencia® (from Bristol Myers Squibb Company) to compete with MAXY-4, if commercialized. In addition, we are aware that Bristol Myers Squibb Company is also developing belatacept that, if marketed, could compete with MAXY-4.
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
     Since 2000, we have conducted certain of our operations through Maxygen ApS, our Danish subsidiary. Although we have completed the consolidation of our operations in the United States, we may continue to conduct limited administrative activities through Maxygen ApS for the foreseeable future. As a result, we will continue to face certain risks related to the operation of a foreign subsidiary. Operation as an international entity requires additional management attention and resources. As long as we continue to operate internationally, we are subject to risks of doing business internationally, including compliance with foreign regulatory and legal requirements; difficulties in staffing and managing foreign operations; currency exchange risks; and potentially adverse tax consequences.
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
     The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve months ended June 30, 2008, the price of our common stock on the Nasdaq Global Market ranged from $3.33 to $9.56. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
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
     As of June 30, 2008, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 21% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2008 Annual Meeting of Stockholders on May 30, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.
(a)	The stockholders reelected the seven nominees for our board of directors:

	Shares Voted For	Shares
Candidate	Candidate	Withheld
M.R.C. Greenwood	29,991,011	706,758
Russell J. Howard	30,329,559	368,210
Louis G. Lange	26,971,731	3,726,038
Ernest Mario	26,972,408	3,725,361
Gordon Ringold	29,909,251	788,518
Isaac Stein	29,908,451	789,318
James R. Sulat	29,985,961	711,808
(b)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Shares voted for	30,564,529
Shares voted against	97,436
Shares abstaining	35,804
Broker non-votes	0
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report:

2.1†	Technology Transfer Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC.

2.1.1†	Intellectual Property Cross License Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC.

2.1.2†	License Agreement, dated as of July 1, 2008, by and between Maxygen, Inc. and Bayer HealthCare LLC.

10.1*	Form of Amended and Restated Change of Control Agreement for Executive Officers

10.2*	Letter Agreement, dated May 12, 2008, regarding amendment to Consulting Agreement, dated April 1, 2006, between Maxygen, Inc. and Waverley Associates, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.
August 5, 2008	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

August 5, 2008	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer