Form 10-K/A
period 2007-12-31
MAXYGEN INC
filed 2008-10-24
CIK 1068796

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

EXPLANATORY NOTE:
This amendment to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2008 (the “Original Filing”), is being filed solely to re-file Exhibits 10.19, 10.19.1 and 10.19.3 to include changes to the redactions in such exhibits, as compared to the versions previously filed, made in response to comments received from the staff of the SEC in connection with a confidential treatment request.
This amendment does not reflect events occurring after the filing of the Original Filing, and is not intended to modify or update the disclosures therein or the exhibits filed therewith in any way, except as specifically noted above.

TABLE OF CONTENTS

PART IV
Item 15:	Exhibits, Financial Statement Schedules	1
SIGNATURES		2

i

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(3)  Exhibits.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

By: /s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

October 24, 2008

EXHIBIT INDEX

			Incorporation by Reference				Filed
Exhibit No.		Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Herewith

3.1		Amended and Restated Certificate of Incorporation	10-Q	000-28401	3.1	8/14/2000
3.2		Amended and Restated Bylaws	8-K	000-28401	3.1	9/07/2007
4.1		Specimen Common Stock Certificate	S-1	333-89413	4.1	11/22/1999
*10	.1	Form of Executive Officer and Director	S-1	333-89413	10.7	10/20/1999
		Indemnification Agreement
*10	.2	Form of Executive Officer Change of Control Agreement	10-Q	000-28401	10.1	8/14/2001
*10	.2.1	Form of Amendment No. 1 to Executive Officer Change of Control Agreement	10-K	000-28401	10.3	3/27/2003
*10	.2.2	Form of Amendment No. 2 to Executive Officer Change of Control Agreement	8-K	000-28401	10.3	6/30/2006
*10	.3	1997 Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.1	8/14/2002
*10	.4	Form of Amendment to Stock Option Agreements	8-K	000-28401	10.2	6/30/2006
*10	.5	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.3	8/14/2001
*10	.5	1999 Employee Stock Purchase Plan, as amended	10-K	000-28401	10.11	3/21/2001
*10	.6	2000 International Stock Option Plan, as amended, with applicable option agreement	10-K	000-28401	10.6	3/25/2002

10.7		2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement	S-8	333-57486	99.3	3/23/2001
*10	.8	2006 Equity Incentive Plan (including related form of stock option agreement)	8-K	000-28401	10.4	6/30/2006
*10	.8.1	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan	S-8	333-138898	4.2	11/22/2006
10.9		Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc.	S-1	333-89413	10.4	10/20/1999
10	.9.1	First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	S-1	333-89413	10.5	10/20/1999
10	.9.2	Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.6	3/21/2001
10	.9.3	Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.15	3/12/2004

			Incorporation by Reference				Filed
Exhibit No.		Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Herewith

10	.9.4	Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.13	3/15/2005
10	.9.5	Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	8-K	000-28401	10.2	8/25/2006
10.10		Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.14	3/15/2005
10	.10.1	First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	8-K	000-28401	10.1	8/25/2006
10.11		Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm	10-Q	000-28401	10.1	11/14/2000
10	.12†	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended	S-1	333-89413	10.3	12/15/1999
*10	.13	Description of 2006 Executive Officer Cash Bonus Plan	8-K	000-28401	10.1	6/30/2006
*10	.14	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.	10-K	000-28401	10.25	3/14/2007
10	.15†	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)	10-K	000-28401	10.27	3/14/2007
10	.16+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.	10-Q	000-28401	10.6	8/07/2006
*10	.17	Consulting Agreement, between the Company and Waverley Associates, Inc., dated as of April 1, 2006	8-K	000-28401	10.1	4/04/2006
*10	.18	Consulting Agreement, between the Company and Michael Rabson, effective as of April 1, 2008	8-K	000-28401	10.1	3/04/2008
*10	.18.1	Letter Agreement (re extension of Consulting Agreement), between the Company and Waverley Associates, Inc., dated as of December 19, 2007‡
10	.19†	License Agreement, dated as of March 28, 2002, between the Company and Codexis, Inc.					X

			Incorporation by Reference				Filed
Exhibit No.		Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Herewith

10	.19.1†	Amendment No. 1 to License Agreement, dated as of September 13, 2002, between the Company and Codexis, Inc.					X
10	.19.2	Amendment No. 2 to License Agreement, dated as of October 1, 2002, between the Company and Codexis, Inc.‡
10	.19.3†	Amendment No. 3 to License Agreement, dated as of August 22, 2006, between the Company and Codexis, Inc.					X
*10	.20	Description of Non-Employee Director Compensation
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

‡	Previously filed or furnished with the Original Filing.