Form 10-Q
period 2008-09-30
MAXYGEN INC
filed 2008-11-07
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐      No ☑
          As of October 31, 2008, there were 37,175,341 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008
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

ii

Part I — Financial Information
Item 1. Financial Statements
MAXYGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,130	$172,032
Short-term investments	68,683	40,803
Related party receivable	7,493	—
Accounts receivable and other receivables	1,383	1,790
Prepaid expenses and other current assets	2,683	1,109

Total current assets	157,372	215,734
Property and equipment, net	3,060	2,531
Goodwill	12,192	—
Deposits and other long-term assets	85	—

Total assets	$172,709	$218,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,871	$2,182
Accrued compensation	6,880	3,517
Accrued restructuring charges	4,413	18
Accrued project costs	3,787	3,657
Other accrued liabilities	1,250	1,086
Deferred revenue	—	5,828

Total current liabilities	19,201	16,288
Non-current deferred revenue	—	4,011
Other long-term liabilities	14	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 36,926,566 and 37,174,377 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	4	4
Additional paid-in capital	423,541	430,089
Accumulated other comprehensive loss	(32)	(152)
Accumulated deficit	(270,019)	(231,975)

Total stockholders’ equity	153,494	197,966

Total liabilities and stockholders’ equity	$172,709	$218,265

See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
		(unaudited)
Collaborative research and development revenue	$5	$359	$8,476	$359
Technology and license revenue (including amounts from related party: three months—2008-$121; 2007-$34; nine months—2008-$398; 2007-$590)	34	90,348	590	90,625
Grant revenue	964	1,417	3,110	3,740

Total revenues	1,003	92,124	12,176	94,724
Operating expenses:
Research and development	13,570	10,257	44,513	35,897
General and administrative	3,951	3,321	11,810	11,865
Goodwill impairment	—	—	—	12,192
Restructuring charge	—	—	—	799

Total operating expenses	17,521	13,578	56,323	60,753

Income (loss) from operations	(16,518)	78,546	(44,147)	33,971
Interest income and other income (expense), net	1,814	1,323	6,106	4,073

Net income (loss)	$(14,704)	$79,869	$(38,041)	$38,044

Basic net income (loss) per share	$(0.40)	$2.15	$(1.04)	$1.03
Diluted net income (loss) per share	$(0.40)	$2.14	$(1.04)	$1.02

Shares used in basic net income (loss) per share calculations	36,872	37,140	36,750	37,061

Shares used in diluted net income (loss) per share calculations	36,872	37,308	36,750	37,260
See accompanying notes.

MAXYGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2007	2008
	(unaudited)
Operating activities
Net income(loss)	$(38,041)	$38,044
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	1,188	1,159
Goodwill impairment	—	12,192
Non-cash stock compensation	5,428	5,744
Changes in operating assets and liabilities:
Related party receivable	—	7,493
Accounts receivable and other receivables	3,646	(408)
Prepaid expenses and other current assets	124	1,575
Deposits and other assets	—	85
Accounts payable	2,045	(689)
Accrued compensation	69	(3,363)
Accrued restructuring charges	—	(4,395)
Accrued project costs	1,360	(130)
Other accrued liabilities	(495)	(178)
Taxes payable	(140)	—
Deferred revenue	(5,593)	9,839

Net cash provided by (used in) operating activities	(30,409)	66,968

Investing activities
Purchases of available-for-sale securities	(154,758)	(51,120)
Maturities of available-for-sale securities	165,141	78,880
Acquisition of property and equipment	(876)	(630)

Net cash provided by investing activities	9,507	27,130

Financing activities
Proceeds from issuance of common stock	5,086	804

Net cash provided by financing activities	5,086	804

Effect of exchange rate changes on cash and cash equivalents	131	—

Net increase (decrease) in cash and cash equivalents	(15,685)	94,902
Cash and cash equivalents at beginning of period	46,504	77,130

Cash and cash equivalents at end of period	$30,819	$172,032

See accompanying notes.

MAXYGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
          The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2008, and for the three and nine months ended September 30, 2007 and 2008, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
     Reclassifications
          Certain previously reported amounts have been reclassified to conform with the current period presentation. Cash provided by (used in) operating activities of $1.4 million has been reclassified from other accrued liabilities to accrued project costs for the nine months ended September 30, 2007 on the Condensed Consolidated Statements of Cash Flows. This reclassification did not have any effect on net loss, total assets or total liabilities and stockholders’ equity or cash used or provided by operating activities, investing activities or financing activities.
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

     The Company reviews the list of expenses for the trial from the original signed agreements and separates them into what it considers the start-up, enrollment or closedown expenses of the clinical trial. The start-up costs, which usually occur within a few months after the contract has been executed and include costs, such as study initiation, site recruitment, regulatory applications and investigator meetings, are expensed ratably over the start-up period. The site management, study management, medical and safety monitoring and data management expenses are calculated on a per patient basis and expensed ratably over the treatment period beginning on the date that the patient enrolls. The close down and reporting expenses are expensed ratably over the close out period of time. Pass through costs, including the costs of the drugs, are expensed as incurred.
     In general, the Company’s service agreements permit it to terminate at will where it would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on the Company’s behalf.
   Restructuring Charge
     In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark. In connection with the consolidation, the Company has recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when the Company ceases to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employer’s Accounting for Post-employment Benefits.” A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated.
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
          Revenue from the sale of pre-clinical program assets or license agreements for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or the amount can be reliably measured and collectibility is reasonably assured.
          The Company has been awarded grants from various government agencies. The terms of these grant agreements range from one to five years with various termination dates, the last of which is July 2010 for existing agreements. Revenue related to these grant agreements is recognized as the related research and development expenses are incurred.
     Taxes
          The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of earnings from operations in lower tax foreign jurisdictions.
     Net Income (Loss) Per Share
          Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. During the periods in which the Company has net income, the diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Numerator:

Net income (loss)	$(14,704)	$79,869	$(38,041)	$38,044

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	36,872	37,140	36,750	37,061
Effect of dilutive securities	—	168	—	199

Weighted-average shares used in computing diluted net income (loss) per share	36,872	37,308	36,750	37,260

Basic net income (loss) per share	$(0.40)	$2.15	$(1.04)	$1.03

Diluted net income (loss) per share	$(0.40)	$2.14	$(1.04)	$1.02

          The total number of shares excluded from the calculations of diluted net income (loss) per share, prior to application of the treasury stock method, was approximately 11,377,000 options at September 30, 2007 and 10,714,000 options and 1,163,000 restricted stock units at September 30, 2008.
     Comprehensive Income (Loss)
          Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three and nine-month periods ended September 30, 2007 and 2008 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Net income (loss)	$(14,704)	$79,869	$(38,041)	$38,044
Changes in unrealized gains (losses) on securities available-for-sale	176	10	263	(120)
Changes in foreign currency translation adjustments	138	—	130	—

Comprehensive income (loss)	$(14,390)	$79,879	$(37,648)	$37,924

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2007	2008
Unrealized gain on available-for-sale securities	$220	$132
Unrealized losses on available-for-sale securities	—	(32)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(32)	$(152)

     Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the final consensus reached by the FASB Emerging Issues Task Force (“EITF”) on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of EITF 07-1 will have on its consolidated results of operations and financial condition.
          During the nine months ended September 30, 2008, the Company adopted the following accounting standards:
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
     Stock-Based Compensation
          Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $791,000 and $3.7 million related to employee stock options, compared to $1.6 million and $4.5 million related to employee stock options for the comparable periods in 2007. Stock-based compensation expense related to restricted stock units for the three and nine months ended September 30, 2008 was $1.0 million and $1.6 million, respectively. There was no stock-based compensation expense related to restricted stock units for the three and nine months ended September 30, 2007. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2008 was $73,000 and $194,000, compared to $67,000 and $80,000 for the comparable periods in 2007. Stock-based compensation expense related to consultant stock options was zero and $45,000 for the three and nine months ended September 30, 2008, compared to $39,000 and $628,000 for the comparable periods in 2007.

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
          The weighted average assumptions used in the model for each employee population are outlined in the following tables:

	Three months ended		Three months ended
	September 30, 2007		September 30, 2008(1)
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	—
Risk-free interest rate range—Options	4.90%	4.86%	3.33%	—
Risk-free interest rate range—ESPP	4.95% to 4.98%	—	1.62% to 2.38%	—
Expected life—Options	5.70 years	2.4 years	5.72 years	—
Expected life—ESPP	0.50 years	—	0.16 to 0.49 years	—
Expected volatility—Options	50.93%	45.99%	55.61%	—
Expected volatility—ESPP	44.76%	—	53.60% to 100.07%	—

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2008(1)
	U.S.	Danish	U.S.	Danish
	Employees	Employees	Employees	Employees
Expected dividend yield	0.0%	0.0%	0.0%	—
Risk-free interest rate range—Options	4.64% to 4.90%	4.76% to 4.97%	2.75% to 3.33%	—
Risk-free interest rate range—ESPP	4.74% to 5.09%	—	1.62% to 4.98%	—
Expected life—Options	5.70 years	2.40 years	5.72 years	—
Expected life—ESPP	0.50 years to 0.94 years	—	0.08 to 1.0 years	—
Expected volatility—Options	50.93% to 52.96%	44.88% to 45.99%	50.61% to 55.61%	—
Expected volatility—ESPP	44.76% to 48.31%	—	43.36% to 100.07%	—

(1)	As the result of cessation of research and development operations at Maxygen ApS, no options were granted to Danish employees during the three and nine months ended September 30, 2008.

          The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     Restricted Stock Units
          In May 2008, the Company granted restricted stock unit awards under its 2006 Equity Incentive Plan representing an aggregate of 1,273,000 shares of Company common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. The restricted stock units vest over two years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2008, the Company recognized $1.0 million and $1.6 million, respectively, in stock-based compensation expenses related to these restricted stock unit awards. At September 30, 2008, the unrecognized compensation cost related to these awards was $6.0 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on May 3, 2010.
     Valuation and Expense Information under SFAS 123(R)
          For the three and nine months ended September 30, 2007 and 2008, stock based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS 123(R) and stock based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Research and development	$814	$1,111	$2,248	$2,800
General and administrative	851	767	2,984	2,689

Stock-based compensation expense before income taxes	1,665	1,878	5,232	5,489
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$1,665	$1,878	$5,232	$5,489

          There was no capitalized stock-based employee compensation cost as of September 30, 2007 and 2008. There were no recognized tax benefits during the quarters ended September 30, 2007 and 2008.
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

          The Company’s cash equivalents and investments as of September 30, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$172,032	$—	$—	$172,032
Commercial paper	29,372	131	—	29,503
Corporate bonds	2,335	—	(27)	2,308
U.S. government agency securities	8,996	1	(5)	8,992

Total	212,735	132	(32)	212,835
Less amounts classified as cash equivalents	(172,032)	—	—	(172,032)

Total investments	$40,703	$132	$(32)	$40,803

     The Company’s cash equivalents and investments as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$77,130	$—	$—	$77,130
Commercial paper	43,704	211	—	43,915
Corporate bonds	13,569	5	—	13,574
U.S. government agency securities	11,190	4	—	11,194

Total	145,593	220	—	145,813
Less amounts classified as cash equivalents	(77,130)	—	—	(77,130)

Total investments	$68,463	$220	$—	$68,683

          Realized gains or losses on the maturity of available-for-sale securities for the three and nine-month periods ended September 30, 2007 and 2008 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized gains of $10,000 for the three months ended September 30, 2008 and unrealized losses of $120,000 for the nine months ended September 30, 2008 and unrealized gains of $176,000 and $263,000 for the three and nine months ended September 30, 2007. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $32,000 are other than temporary.
          At September 30, 2008, the contractual maturities of investments were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$40,703	$40,803
Due after one year through two years	—	—

	$40,703	$40,803

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
          In June 2003, the Company agreed to the terms of a tentative settlement agreement along with other defendant issuers, which was preliminarily approved by the District Court. The settlement did not contemplate any settlement payments by the Company. Separately, the District Court certified the consolidated cases as class actions. On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the District Court’s ruling certifying the consolidated cases as class actions and a rehearing of the matter was subsequently denied. As a result of the Second Circuit’s decision, and its impact on the expected finality of the tentative settlement agreement, the parties to the tentative settlement submitted a Stipulation and Proposed Order on June 22, 2007 to terminate the settlement agreement, which the District Court so ordered on June 25, 2007. The parties are now considering alternative options and the cases are proceeding against certain selected issuers, not including the Company, as test cases.
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
          On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases have been related before the Honorable James L. Robart. On July 25, 2008, both the underwriter defendants and most of the various issuer nominal defendants (including the Company) filed motions to dismiss the various Section 16(b) lawsuits. Briefing on the motions closed in October 2008 and the court has scheduled a hearing on the motions for January 2009. As the Simmonds action seeks no relief against the Company, the Company does not believe that these claims will have a material effect on its business.
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

          Minimum annual rental commitments under operating leases and commitments relating to material contracts at September 30, 2008 are as follows (in thousands):

For the remainder of 2008	$952

Year ending
December 31,
2009	$1,459
2010	44
Thereafter	—

Total commitments beyond current year	$1,503

          Total rent expense for the three and nine months ended September 30, 2008 was $353,000 and $1.2 million, respectively, and $564,000 and $1.7 million for the comparable periods in 2007.
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
          As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2008.
          In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2008.
6. Related Party Transactions
          On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. The consulting agreement provides for the payment of consulting fees to Waverley of $24,166 per month. The consulting agreement, as amended in May 2008, provides for the automatic renewal of the agreement for successive one year terms and a two year notice period for termination of the agreement by either party. Under the consulting agreement, Mr. Stein was also granted an option on April 1, 2006 to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007. For the three and nine months ended September 30, 2007, the Company recognized stock-based compensation expense under SFAS 123(R) in the Consolidated Statements of Operations related to stock options of zero and $430,000, respectively, attributed to the option granted to Mr. Stein. The Company recognized no stock-based compensation expense for the three and nine months ended September 30, 2008 attributed to such option. Total expense under this arrangement, including cash payments, was approximately $72,000 and $217,000 for the three and nine month periods ended September 30, 2008, and approximately $73,000 and $647,000 for the three and nine month periods ended September 30, 2007.
          In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. During the three and nine months ended September 30, 2008, the Company recognized revenues under the license agreement of approximately $121,000 and $398,000, respectively, as a result of payments received by Codexis under its collaboration agreements with Shell, compared to $34,000 and $590,000 of revenue recognized by the Company during the three and nine months ended September 30, 2007. The payments from Codexis are reflected as technology and license revenue in the Condensed Consolidated Statements of Operations.
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

          In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Estimated
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$172,032	$172,032	$—	$—
Commercial paper	29,503	—	29,503	—
Corporate bonds	2,308	—	2,308	—
U.S. government agency securities	8,992	—	8,992	—

Total	$212,835	$172,032	$40,803	$—

          The Company did not have any financial liabilities that were required to be measured at fair value as of September 30, 2008.
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
          For the nine months ended September 30, 2008, the Company incurred additional costs of $799,000 relating to benefits for the Company’s Danish employees, the closure of the facility, the disposal of remaining fixed assets and the termination of various leases. No additional costs were incurred during the three months ended September 30, 2008. The Company completed the activities related to this consolidation during the first half of 2008 and does not expect to incur any additional costs relating to such consolidation.
          The activity in the restructuring accrual for the nine months ended September 30, 2008 related to the action described above was as follows (in thousands):

		Charges
		during the
		nine months			As of September 30, 2008
	Balance at	ended		Balance at		Total
	December	September	Cash	September	Total Costs to	Expected
	31, 2007	30, 2008	payments	30, 2008	Date	Costs
Employee severance and other benefits charges	$4,413	$74	$(4,487)	$—	$5,286	$5,286
Contract termination and other associated costs	—	725	(707)	18	725	725

	$4,413	$799	$(5,194)	$18	$6,011	$6,011

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
          The purpose of the hedging activities is to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three and nine months ended September 30, 2008, the Company recognized $0 and $386,000 of foreign exchange gains from the hedge contracts which were included with interest and other income (expense), net. The Company had no foreign currency contracts outstanding at September 30, 2008.
10. Goodwill
          In the second quarter of 2008, the Company performed an additional goodwill impairment test due to the significant decline of its stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to the Company’s MAXY-G34 product candidate, and concluded that the carrying value of the net assets exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. Accordingly, the Company performed an additional analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on the Company’s balance sheet was zero. As a result, the Company recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of its goodwill. The Company completed its determination of the fair value of the affected goodwill during the third quarter of 2008 and has concluded that no revision of the estimated charge will be required.
11. Sale of Hematology Assets and Grant of Licenses to Bayer
          In July 2008, the Company sold its hematology assets, including MAXY-VII, the Company’s factor VIIa program, and its assets related to factor VIII and factor IX, and granted licenses to the Company’s MolecularBreeding™ technology platform to Bayer HealthCare LLC (“Bayer”) for aggregate cash proceeds of $90 million. The Company is also eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program.
12. Astellas MAXY-4 Collaboration
          In September 2008, the Company entered into a co-development and collaboration agreement with Astellas Pharma Inc. (“Astellas”), relating to the development and commercialization of the Company’s MAXY-4 product candidates for autoimmune diseases and transplant rejection. Under the agreement, the Company received an upfront fee of $10 million and is eligible to receive future milestone payments totaling $160 million. Astellas will also be responsible for payment of the first $10 million of certain pre-clinical development costs that would otherwise be shared by the parties.
13. Subsequent Events
          In October 2008, the Company announced plans to reduce spending on its MAXY-G34 program by delaying Phase III manufacturing until it identifies a partner who can share manufacturing costs. The Phase III manufacturing costs were anticipated to begin in September 2008, and delay of this expenditure is expected to have a material impact on the MAXY-G34 project timeline. The Company also announced that it does not plan to commence Phase IIb clinical trials of this product candidate without funding from a substantial collaborative partner. The Company’s original schedule called for the Phase IIb trial to begin in the second half of 2009.
          As a consequence of the Company’s decreasing investment in the MAXY-G34 program, and in order to preserve cash, it also committed to a restructuring plan that will result in the termination of approximately 30% of its workforce, with staggered terminations from January 1 through the end of April 2009. The Company plans to retain approximately 65 employees, with a primary focus on its MAXY-4 alliance with Astellas. The Company also plans to continue minimal activities on its MAXY-G34 program, and a small team will continue protein drug discovery for autoimmune disease therapies using the Company’s MolecularBreeding™ platform. As a result of this restructuring plan, the Company expects to record restructuring charges of approximately $2.0 million, primarily in the fourth quarter of 2008. The restructuring charges are primarily associated with one-time termination benefits, the majority of which will be paid out during the first quarter of 2009. The Company expects to complete the activities related to this restructuring plan by April 2009.
          The Company also announced that it would be evaluating potential strategic options, including a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions, and that it had hired a financial advisor to assist it in this process.
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
          In July 2007, we commenced a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe and this clinical trial is currently being completed. In this Phase IIa clinical trial, patients are being administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study intends to investigate safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg. As discussed further below, in October 2008, we made the decision to substantially reduce our development activities on MAXY-G34 until we identify a partner who can share development costs.
          Our MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. These candidates are designed to block the co-stimulation of T cells, a subset of white blood cells that are known to be involved in the pathogenesis of autoimmunity. In September 2008, we entered into a co-development and collaboration agreement with Astellas Pharma Inc., or Astellas, relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection. Under the agreement, we received an upfront fee of $10 million and are eligible to receive future milestone payments totaling $160 million. Astellas will also be responsible for payment of the first $10 million of certain pre-clinical development costs that would otherwise be shared by the parties.
          In October 2008, we announced plans to reduce spending on our MAXY-G34 program by delaying Phase III manufacturing until we identify a partner who can share manufacturing costs. The Phase III manufacturing costs were anticipated to begin in September 2008, and delay of this expenditure is expected to have a material impact on the MAXY-G34 project timeline. We also announced that we do not plan to commence Phase IIb clinical trials of this product candidate without funding from a substantial collaborative partner. Our original schedule called for the Phase IIb trial to begin in the second half of 2009.

          As a consequence of our decreasing investment in the MAXY-G34 program, and in order to preserve cash, we also committed to a restructuring plan that will result in the termination of approximately 30% of our workforce, with staggered terminations from January 1 through the end of April 2009. We plan to retain approximately 65 employees, with a primary focus on our MAXY-4 alliance with Astellas. We also plan to continue minimal activities on our MAXY-G34 program, and a small team will continue protein drug discovery for autoimmune disease therapies using our MolecularBreeding™ platform.
          We also announced that we would be evaluating potential strategic options, including a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions, and that we had hired a financial advisor to assist us in this process.
          In July 2008, we sold our hematology assets, including MAXY-VII, the Company’s factor VIIa program, and our assets related to factor VIII and factor IX, and granted licenses to the Company’s MolecularBreeding™ technology platform to Bayer HealthCare LLC, or Bayer, for aggregate cash proceeds of $90 million. We are also eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. Our MAXY-VII product candidate was designed to be a superior next-generation factor VIIa product to treat hemophilia and, potentially, acute bleeding indications. Factor VIIa is a natural protein with a pivotal role in blood coagulation and clotting.
          In addition to our clinical and preclinical stage product candidates, we have other research stage programs and assets outside of our core business, including research on certain vaccine programs.
          Prior to our focus on human therapeutics, we established two industrial subsidiaries, Codexis, Inc., or Codexis, and Verdia, Inc., or Verdia.
          We established Codexis to focus on the development of biocatalysis and fermentation processes and the production of advanced small-molecule pharmaceutical intermediates for the pharmaceutical industry. As of September 30, 2008, we had an equity interest in Codexis of approximately 25% of its outstanding shares and our investment basis in Codexis was zero. We are not obligated to fund the operations or other capital requirements of Codexis.
          In December 2006, we expanded the scope of exclusive licenses previously granted to Codexis to our MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, we are entitled to receive a portion of any consideration received by Codexis related to the development of energy products and the use of processes in the energy field. We have received approximately $8.7 million from Codexis under this license agreement as a result of payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and an expanded collaboration arrangement with Royal Dutch Shell plc for the development of new enzymes to convert biomass to fuel that began in November 2007.
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
          We continue to maintain a strong cash position to fund our product development efforts, with cash, cash equivalents and marketable securities totaling $212.8 million as of September 30, 2008.
          We have incurred significant operating losses from continuing operations since our inception. As of September 30, 2008, our accumulated deficit was $232.0 million. Although we expect to achieve profitability in 2008 due to the $90 million we received from Bayer, we expect to incur additional operating losses over at least the next several years and may not achieve profitability in the future.
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
Results of Operations
Revenues
          Our revenues have been derived primarily from collaboration and license agreements and government research grants. Our total revenues in the three and nine months ended September 30, 2008 were $92.1 million and $94.7 million, compared to $1.0 million and $12.2 million in the comparable periods in 2007. The increase in revenue for each period was primarily due to the recognition of the $90 million of cash proceeds we received under our agreements with Bayer for the sale of our hematology assets and the license of our MolecularBreeding™ technology platform. Our revenues also include recognition of $162,000 of the $10 million up-front fee we received from Astellas under the co-development and collaboration agreement for our MAXY-4 program and $197,000 earned as net reimbursement of our research and development activities under this agreement.
          Revenues from our research collaboration agreements increased from $5,000 in the three months ended September 30, 2007 to $359,000 in the comparable period in 2008, primarily due to the recognition of the $162,000 of the $10 million up-front fee and the $197,000 earned as net reimbursement of our research and development activities performed relating to the MAXY-4 program during the three months ended September 30, 2008. Revenues from our research collaboration agreements decreased from $8.5 million in the nine months ended September 30, 2007 to $359,000 during the comparable period in 2008. During the nine months ended September 30, 2007, our revenues included $2.9 million earned as net reimbursement of our research and development activities prior to the termination of our MAXY-VII co-development and commercialization agreement with Roche and the recognition of $5.6 million of deferred revenue relating to the $8.0 million upfront payment received from Roche in 2005. The termination of this agreement by Roche in April 2007 caused us to accelerate the recognition of the $5.6 million of deferred revenue. Roche was the only collaborative partner that contributed significantly to our collaborative research and development revenues during the nine months ended September 30, 2007. Astellas was the only collaborative partner that contributed significantly to our collaborative research and development revenues during the nine months ended September 30, 2008.
          Technology and license revenue (including related party) was $90.3 million and $90.6 million for the three and nine months ended September 30, 2008, compared to $34,000 and $590,000 for the comparable periods in 2007. These revenues reflect amounts received from Bayer for the sale of our hematology assets and the license of our MolecularBreeding™ technology platform and amounts received under our license agreement with Codexis as a result of payments received by Codexis under its collaboration arrangements with Shell.

          Revenues from government research grants were $1.4 million and $3.7 million in the three months and nine months ended September 30, 2008, compared to $964,000 and $3.1 million in the comparable periods in 2007. The changes in grant revenue primarily reflect changes in activity under existing and new grants and the completion of one grant in October 2007.
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
          Research and Development Expenses
          Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants and depreciation. Research and development expenses were $10.3 million and $35.9 million in the three and nine month periods ended September 30, 2008, compared to $13.6 million and $44.5 million in the comparable periods in 2007. The decrease in our research and development expenses for the three and nine month periods were primarily related to reduced salaries and benefits resulting from the cessation of operations in Denmark in the first quarter of 2008 and decreased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials. These decreases were partially offset by increases in stock compensation expenses.
          Stock compensation expenses included in research and development expenses increased to $1.1 million and $2.8 million in the three and nine month periods ended September 30, 2008 from $814,000 and $2.2 million in the comparable periods in 2007, primarily as a result of our issuance of restricted stock units in May 2008. These increases were partially offset by our cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. In connection with the implementation of our plan to consolidate our operations in 2007, we expensed the remaining stock compensation related to the Danish employees in the fourth quarter of 2007 due to the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law, in connection with the termination of such employees. A portion of this stock compensation related to the Danish employees was included in the restructuring charge recorded in the fourth quarter of 2007. There was no additional stock compensation related to the Danish employees during the three and nine months ended September 30, 2008.
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

          The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Collaborative projects and transition services related to technology and license revenue funded by third parties(1)	$—	$1,066	$2,451	$1,066
Government grants	1,118	1,691	3,379	4,123
Internal projects	12,452	7,500	38,683	30,708

Total	$13,570	$10,257	$44,513	$35,897

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
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
          Our research and development expenses may increase in the future depending on increases in research and development costs resulting from advancement of our product candidates through clinical and preclinical development, including the preclinical development of our MAXY-4 product candidates, the cost of which will be shared by Astellas, and any recommencement or increase in development activities on our MAXY-G34 program. Any increase in research and development expenses may be partially offset by savings realized in connection with a continued reduction in spending on our MAXY-G34 program.
General and Administrative Expenses
          Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $3.3 million and $11.9 million in the three months and nine months ended September 30, 2008, compared to $4.0 million and $11.8 million in the comparable periods in 2007. Included in general and administrative expenses were stock-based compensation expenses of $767,000 and $2.7 million in the three and nine months ended September 30, 2008 compared to $851,000 and $3.0 million in the comparable periods in 2007. The decrease in general and administrative expenses for the three months ended September 30, 2008 compared to the comparable period in 2007 was primarily due to decreases in salaries and employee related costs, including lower expenditures on salaries and benefits related to the cessation of our operations in Denmark, offset in part by an increase in external legal and accounting costs. The slight increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the comparable period in 2007 was primarily due to increases in external legal and accounting costs offset in part by decreases in salaries and employee related costs, including lower expenditures on salaries and benefits related to the cessation of our operations in Denmark.

          Our general and administrative expenses during the remainder of 2008 may be higher than the general and administrative expenses for the comparable period in 2007, depending on, among other things, the levels of share-based payments granted in 2008, the use of external consultants and market analysis, and expenditures for legal and accounting services.
Goodwill Impairment
          In the second quarter of 2008, we performed an additional goodwill impairment test due to the significant decline of our stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to our MAXY-G34 product candidate and concluded that the carrying value of the net assets exceeded our fair value, based on quoted market prices of our common stock. Accordingly, we performed an additional analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on our balance sheet was zero. As a result, we recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of our goodwill. We completed our determination of the fair value of the affected goodwill during the third quarter of 2008 and have concluded that no revision of the estimated charge is required.
Restructuring Charge
          In the nine months ended September 30, 2008, we recognized a charge of $799,000 resulting from the cessation of operations at Maxygen ApS, our Danish subsidiary, and the consolidation of our operations in the United States. These charges, including those recorded in the fourth quarter of 2007, primarily reflect one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with the closure of the facility, the disposal of remaining fixed assets and termination of various leases. We completed the activities related to this consolidation during the first half of 2008 and do not expect to incur any additional costs relating to such consolidation. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.
Interest Income and Other Income (Expense), Net
          Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities and foreign currency gains or losses related to our Danish subsidiary, Maxygen ApS. Interest income and other income (expense), net decreased to $1.3 million and $4.1 million, respectively, in the three and nine months ended September 30, 2008 from $1.8 million and $6.1 million in the comparable periods in 2007. These decreases were due to lower interest income resulting from lower interest rates on a lower investment base. The decrease in interest income for the nine month periods was partially offset by a foreign exchange gain in the nine months ended September 30, 2008, compared to a foreign exchange loss in the nine months ended September 30, 2007.
          Included in these amounts is interest income of $1.2 million and $3.6 million for the three and nine months ended September 30, 2008 and $2.2 million and $6.7 million for the comparable periods in 2007. Also included in interest income and other income (expense), net are foreign exchange gains of $68,000 and $437,000 in the three and nine month periods ended September 30, 2008 and foreign exchange losses of $374,000 and $607,000 in the three and nine month periods ended September 30, 2007.
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the FASB Emerging Issues Task Force (EITF) on Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We are currently evaluating the effect that the adoption of EITF 07-1 will have on our consolidated results of operations and financial condition.

          During the nine months ended September 30, 2008, we adopted the following accounting standards:
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
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2008, we have adopted the provisions of SFAS 157 and measure our required financial assets and liabilities at fair value. We elected to delay the adoption of SFAS 157 for such non-financial assets and non-financial liabilities. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
          Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. We have also financed our operations through the sale or license of various assets. In July 2008, we received cash proceeds of $90 million from the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform. As a result of the acquisition of Avidia by Amgen Inc., we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia. In addition, on July 1, 2004, we received cash proceeds of $64.0 million from the sale of Verdia, our former agriculture subsidiary and the sole component of our agriculture segment. As of September 30, 2008, we had $212.8 million in cash, cash equivalents and marketable securities.
          Net cash provided by operating activities was $67.0 million in the nine months ended September 30, 2008 and the net cash used in operating activities was $30.4 million in the nine months ended September 30, 2007. The net cash provided by operating activities during the nine months ended September 30, 2008 was due to the receipt of $90 million of cash resulting from our sale of our hematology assets, including MAXY-VII and the $10 million upfront payment received from Astellas offset in part by cash used to fund our operating expenses. Uses of cash in operating activities for the nine months ended September 30, 2008 were primarily to fund losses from continuing operations.

          Net cash provided by investing activities was $27.1 million in the nine months ended September 30, 2008 and $9.5 million in the comparable period in 2007. The cash provided during the nine-month periods ended September 30, 2008 and 2007 was primarily related to maturities of available-for-sale securities in excess of purchases. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.
          Net cash provided by financing activities was $804,000 in the nine months ended September 30, 2008 and $5.1 million in the comparable period in 2007. The cash provided during the 2008 and 2007 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.
          In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, we determined that the functional currency of our Danish operations is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income(loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income(loss) on the Condensed Consolidated Balance Sheets. The effect of exchange rate changes on cash and cash equivalents was an increase of $131,000 in the nine months ended September 30, 2007. There was no effect of exchange rate changes on cash and cash equivalents in the nine months ended September 30, 2008.
          The following are contractual commitments as of September 30, 2008 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$498	$299	$199	$—	$—
Purchase obligations	1,957	653	1,304	—	—

Total	$2,455	$952	$1,503	$—	$—

          As of September 30, 2008, we are eligible to receive up to $213.0 million in potential milestone and event based payments, including up to $160 million from Astellas based on the achievement of certain events related to the development and commercialization of our MAXY-4 program, up to $30 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. However, there can be no assurances that we will receive any milestone or event based payments under any of these agreements.
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

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market Risk Management
          Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the nine months ended September 30, 2008. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
          We have implemented a substantial restructuring of our operations and revised our strategic plan, and we may fail to successfully execute this plan.
          In October 2008, we announced a restructuring plan that will result in the reduction of approximately 30% of our workforce and a delay in the development activities on MAXY-G34, our lead drug candidate. We also announced our engagement of a financial advisor to assist us in evaluating strategic options. These options could include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions. However, there can be no assurance that any particular strategic option or outcome will be pursued or that any transaction, or series of transactions required to sell individual assets, will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. If we continue to execute our operating plan instead of pursuing a strategic option, our stock price could decline. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction will lead to increased stockholder value.
          In addition, to the extent that we elect to pursue a transaction or series of transactions that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions, and we cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time needed to sell any asset. For example, the shares that we own of Codexis, Inc. common and preferred stock represent shares of a private company that are not freely tradeable and we cannot predict the likelihood or length of time for Codexis to achieve a liquidity event, if any, for its shares, such as an initial public offering or sale of the company. Accordingly, there can be no assurances that we or our stockholders would realize any value from this asset.
          If we do not retain key employees, our ability to maintain our ongoing operations or execute a potential strategic option could be impaired.
          To be successful and achieve our objectives under our revised corporate strategy, we must retain qualified scientific and management personnel. The recently announced reduction of our workforce and the continued review of our strategic options may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations, including the maintenance of the co-development agreement with Astellas for our MAXY-4 program, or to execute a potential strategic option, which could have a material adverse effect of our business.

          In addition, even if we retain key personnel, our recent restructuring and the revision of our corporate strategy could place significant strain on our resources and our ability to maintain our ongoing operations. Our restructuring plan may also require us to rely more heavily on third party contractors and consultants to assist with managing our operations. Accordingly, we may fail to maintain our ongoing operations or execute our strategic plan if we are unable to manage such changes effectively.
          If we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of our MAXY-G34 product candidate, we may elect to further delay or cease all development activities on this program.
          We recently announced the delay of Phase III manufacturing and Phase IIb trials of MAXY-G34, our lead candidate, until we identify a partner who can share the costs of these activities. However, there can be no assurances that we will find a suitable partner or enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34. Accordingly, we may further delay or cease development of MAXY-G34, which could adversely affect our business and our ability to realize any value from this program.
          In addition, the delay of Phase III manufacturing and Phase IIb trials for this program is expected to have an adverse impact on the timeline for any potential commercialization of MAXY-G34, which could make it more difficult for us to secure a collaborative or other arrangement to fund the further development of this product candidate and could limit the commercial potential of MAXY-G34, if commercialized.
          We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability.
          As of September 30, 2008, we had an accumulated deficit of $232.0 million. Although we expect to achieve profitability in 2008, primarily due to the $90 million we received from Bayer HealthCare LLC in connection with the sale of our hematology assets, we expect to incur additional operating losses for the foreseeable future and may not achieve profitability in the future. To date, we have derived substantially all our revenues from collaborations, license agreements and grants and expect to derive a substantial majority of our revenue from such sources for the foreseeable future. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. We expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.
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
          We may also decide to delay or cease further development of the product candidate for a variety of other reasons, including evidence that MAXY-G34 may not meaningfully reduce the period or risk of neutropenia following chemotherapy, may remain in circulation longer than desired or cause adverse side effects. In addition, as noted above, regardless of the clinical properties of MAXY-G34, we may continue to delay or cease development of this product candidate at any time if we determine that we cannot afford the costs of further developing this product candidate ourselves and we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of this product candidate.
          Even if we are able to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of MAXY-G34 and this product candidate successfully completes clinical trials and is approved for marketing in the United States or other countries, it will need to compete with other G-CSF drugs then on the market. The ability of MAXY-G34 to be successful in the market will depend on a variety of factors, including, for example, whether MAXY-G34 is clinically differentiated from other G-CSF drugs, the scope and limitations of the label approved by regulators for the use of MAXY-G34, the price of MAXY-G34, reimbursement decisions by third parties with regard to MAXY-G34, and the effort and success of marketing activities undertaken with regard to MAXY-G34.
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
          In addition, we or a collaborator may determine that certain preclinical or clinical product candidates or programs do not have sufficient therapeutic or commercial potential to warrant further advancement for a particular indication or all indications, and may elect to terminate a program for such indications or product candidates at any time. Our assessment of the commercial potential for a product may change significantly from the time when we invest in discovery and development to the time when the product either reaches the market or reaches clinical development stages that require investment at risk. Commercial potential can change due to many factors beyond our control, such as general economic conditions, the qualitative and quantitative properties of medical reimbursement schemes at the time, the legal status for sale of biologic generics (i.e. bioequivalent protein drugs, generic biologicals and biogenerics), and the financial status of potential partner companies. As commercial potential decreases so the ability or interest of other parties to share the costs of further development of our products may decrease, thus precluding advancement of our products. Furthermore, we may conclude that a product candidate is not differentiated in a meaningful way from existing products, or that the costs of seeking to establish that a product candidate is differentiated would be prohibitive, or that the market size for a differentiated product with the attributes of a particular product candidate does not justify the expense and risk of further development. If we terminate a preclinical or clinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.
          In particular, the failure of our MAXY-G34 product candidate in clinical development or MAXY-4 product candidates in preclinical development could have a material adverse impact on our business. Termination of either program may also cause the price of our stock to drop significantly.
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
          Our revenues, expenses and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:

•	the termination of research and development contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our development or discovery efforts leading to milestones and royalties under collaboration arrangements, if any;

•	the timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements;

•	the timing of expenses, particularly with respect to contract manufacturing, preclinical studies and clinical trials;

•	the timing and willingness of any existing or future collaborators to commercialize our products, which would result in royalties to us; and

•	general and industry specific economic conditions, which may affect the research and development expenditures of any future collaborator.
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
•	a drug candidate may not be safe or effective;

•	regulatory officials may not find the data from preclinical testing and clinical trials sufficient;

•	the FDA and other regulatory agencies might not approve our third-party manufacturer’s processes or facilities; or

•	the FDA or other regulatory agencies may change their approval policies or adopt new regulations.
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
          We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from existing collaboration and license agreements and grants, will enable us to maintain our currently planned operations for at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase in future periods depending on many factors, including payments received under our collaboration and license agreements and government grants, the progress and scope of our research and development projects, the extent to which we advance products into and through clinical trials with our own resources, the effect of any acquisitions, and the filing, prosecution and enforcement of patent claims. Changes may also occur that would consume available capital resources significantly sooner than we expect.
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

          If our collaborations are not successful or we are unable to enter into and maintain future collaboration arrangements for any of our product candidates, we may not be able to effectively develop and market some of our products.
          Since we do not currently possess the resources necessary to develop and commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we have generally sought to enter into collaborative arrangements to fund the development of new product candidates for specific indications and to develop and commercialize potential products. We are currently party to a collaboration arrangement only with respect to our MAXY-4 product candidates and, if we are unable to enter into any new collaboration arrangements, or if existing or future collaboration arrangements are not maintained, our potential products may not be commercialized.
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
          For example, if we are unable to enter into a collaboration or licensing arrangement for the continued clinical development of MAXY-G34, or are unable to maintain our existing collaboration arrangement for our MAXY-4 program, we may elect to delay or discontinue further development of such program, which may harm our business.
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
          Recently, the USPTO adopted new rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, in April 2008, the U.S. District Court for the Eastern District of Virginia granted summary judgment for plaintiffs challenging the new rules to permanently enjoin enforcement of the new rules by the USPTO. If the USPTO successfully appeals the court’s decision and the rules are implemented, the new rules could make it more difficult for patent applicants to obtain patents, especially with regard to biotechnology products and processes. Although we do not believe that the rule changes, if made effective, would likely have a material adverse impact with regard to our MAXY-G34 or MAXY-4 programs, it may be more difficult to obtain patent protection in the United States for any future product candidates.
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
          For example, in October 2008, we announced the delay of Phase III manufacturing and Phase IIb trials of MAXY-G34, our lead candidate, until we identify a partner who can share the costs of these activities and the delay of these activities are expected to have a material impact on the timeline for any potential commercialization of MAXY-G34. We also implemented a restructuring plan that will result in the reduction of approximately 30% of our workforce and announced the engagement of a financial advisor to assist us in evaluating strategic options.
          We are continuing our efforts to contain costs and continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations and execute our revised strategic plan. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. However, we may not be able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues. As a result, we could have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business.
          Our revenues have primarily been derived from collaboration and license agreements and government grants, and our inability to maintain these grants and agreements or establish and maintain new collaborations, license agreements or grants would adversely impact our revenues, financial position and results of operation.
          We currently have a collaboration agreement for our MAXY-4 program, three government grants and a license agreement with Codexis that we expect to generate revenue for the remainder of 2008 and expect that a substantial portion of our revenue for the foreseeable future will result from these sources. If these agreements or grants are materially amended or terminated and we are unable to enter into new agreements or obtain new grants, our revenues, financial position and results of operations would be materially adversely affected.
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
          The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve months ended September 30, 2008, the price of our common stock on the Nasdaq Global Market ranged from $3.28 to $8.94. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:
•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any entry into or material amendment or termination of a collaborative or license agreement;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•	developments in or challenges relating to our patent or other proprietary rights, including lawsuits or proceedings alleging patent infringement based on the development, manufacturing or commercialization of our product candidates;

•	sales of our common stock or other securities in the open market; and

•	sales of assets or other strategic transactions.
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
          If current levels of market disruption and volatility continue or worsen, we may not be able to preserve our cash balances or access such sources if necessary.
          The capital and credit markets have been experiencing extreme volatility and disruption. As of September 30, 2008, we had $212.8 million in cash, cash equivalents and marketable securities. While we maintain an investment portfolio primarily of short-term commercial paper and money market funds and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.
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
          As of September 30, 2008, our executive officers and directors, together with GlaxoSmithKline plc, controlled approximately 21% of our outstanding common stock. As a result, these stockholders, if they act together, and GlaxoSmithKline plc, which owns approximately 18% of our outstanding common stock, by itself, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report:
10.1†	Co-Development and Commercialization Agreement, dated as of September 18, 2008, by and between Astellas Pharma Inc. and Maxygen, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.
November 7, 2008	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

November 7, 2008	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer