Form 10-Q/A
period 2008-06-30
MAXYGEN INC
filed 2009-01-09
CIK 1068796

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE:
This amendment to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on August 5, 2008 (the “Original Filing”), is being filed solely to re-file Exhibits 2.1, 2.1.1 and 2.1.2 to include changes to the redactions in such exhibits, as compared to the versions previously filed, made in response to comments received from the staff of the SEC in connection with a confidential treatment request.
This amendment does not reflect events occurring after the filing of the Original Filing, and is not intended to modify or update the disclosures therein or the exhibits filed therewith in any way, except as specifically noted above.

MAXYGEN, INC.
FORM 10-Q/A
QUARTER ENDED JUNE 30, 2008
INDEX

Item 6: Exhibits	1

SIGNATURES	3
EX-2.1
EX-2.1.1
EX-2.1.2
EX-31.1
EX-31.2

Item 6. Exhibits
The following exhibits are filed as part of this report:

2.1†	Technology Transfer Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC.

2.1.1†	Intellectual Property Cross License Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC.

2.1.2†	License Agreement, dated as of July 1, 2008, by and between Maxygen, Inc. and Bayer HealthCare LLC.

10.1*	Form of Amended and Restated Change of Control Agreement for Executive Officers‡

10.2*	Letter Agreement, dated May 12, 2008, regarding amendment to Consulting Agreement, dated April 1, 2006, between Maxygen, Inc. and Waverley Associates, Inc.‡

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

‡	Previously filed or furnished with the Original Filing.

2

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.
January 9, 2009	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

3