Form 10-K
period 2008-12-31
MAXYGEN INC
filed 2009-03-12
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Global Stock Market as of that date, was approximately $68,130,000. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2009, there were 38,033,476 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s proxy statement for the 2009 Annual Meeting of Stockholders (hereinafter referred to as the “2009 Proxy Statement”) are incorporated by reference into Part III of this report.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	strategic alternatives and transactions with respect to our business and the timing, likelihood and outcome thereof;

i

•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding™ directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop; and

•	our business strategies and plans.

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

Overview

We are a biotechnology company engaged in the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We use our MolecularBreeding™ directed evolution technology platform, along with ancillary technologies, in an effort to create improved, proprietary proteins. Our portfolio of next-generation product candidates includes MAXY-G34 and MAXY-4.

Our MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia. We recently completed a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe.

Our MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. In September 2008, we entered into a co-development and commercialization agreement with Astellas Pharma, Inc., or Astellas, relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection.

In addition to our development stage product candidates, we have other, earlier stage programs in preclinical research and assets outside of our core business, including vaccine research and an investment in Codexis, Inc., a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications.

Our Strategy

In October 2008, we announced our implementation of a revised corporate strategy focused on the evaluation of strategic alternatives with respect to all aspects of our business. This evaluation is ongoing and we have retained a financial advisor to assist us in this process. Our goal is to realize value for our stockholders through one or more potential strategic transactions that may include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions. However, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

In connection with our revised corporate strategy, we also made the decision to delay both Phase III manufacturing activities and Phase IIb clinical trials of our MAXY-G34 program until we could identify a partner who would share these costs. The Phase III manufacturing costs were anticipated to begin in September 2008 and the delay of this expenditure is expected to have a material impact on the potential development and commercialization timeline for the MAXY-G34 program. As a consequence of our decreasing investment in the MAXY-G34 program and in order to preserve cash while we evaluate our strategic options, we also implemented a restructuring plan that will result in the termination of approximately 30% of our workforce by the end of April 2009. We currently plan to retain approximately 65 employees, with a primary focus on maintaining our MAXY-4 collaboration with Astellas. We also plan to continue minimal activities on our MAXY-G34 program, as well as limited protein drug discovery activities for autoimmune disease therapies using our MolecularBreeding™ technology platform.

Our Product Candidates

MAXY-G34

Our lead MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, G-CSF for the treatment of neutropenia associated with cancer chemotherapy treatments. G-CSF is a natural protein that functions by stimulating the body’s bone marrow to produce more white blood cells.

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

Treatment with MAXY-G34 may help the body make white blood cells more rapidly and for a more sustainable period than the products currently approved for the treatment of neutropenia, Neupogen® (Amgen, Inc.) and Neulasta® (Amgen, Inc.), which could make it an attractive alternative for both doctors and patients. In multiple preclinical animal models, we have generated data that suggest that our MAXY-G34 product candidate reduces the duration of severe neutropenia by clinically relevant periods (approximately 25% shorter duration of neutropenia) when compared to the currently marketed products. If these results translate into the human clinical setting, MAXY-G34 may help protect patients from chemotherapy and radiation therapy-related febrile neutropenia and infections, shorten the duration of hospital stays and help keep patients on schedule for their cancer treatments.

Market Opportunity

Neupogen®, a first-generation G-CSF product, and Neulasta®, a second-generation pegylated G-CSF product, currently dominate the market to treat chemotherapy and radiation-induced neutropenia. Worldwide sales of G-CSF products were approximately $5.5 billion in 2008. G-CSF products such as MAXY-G34 may also have potential application in the treatment of acute radiation syndrome (ARS), an acute illness caused by irradiation of the entire body by a high dose of penetrating radiation in a very short period of time.

Development Status

In December 2008, we completed a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. In this Phase IIa clinical trial, patients were administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study investigated the safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg. Initial audited results from the Phase IIa trial were reported in November 2008 and indicated that MAXY-G34 is safe and well tolerated in breast cancer patients, with no serious adverse events, drug-related grade 3 or 4 adverse events or immunogenicity reported in any patient receiving MAXY-G34. Adverse events were consistent with known side effects of G-CSF.

As discussed above, in October 2008, we made the decision to delay both Phase III manufacturing activities and the planned Phase IIb clinical trial of our MAXY-G34 program until we could identify a partner who would share these costs. The Phase III manufacturing costs were anticipated to begin in September 2008, and the delay of this expenditure is expected to have a material impact on the potential development and commercialization timeline for the MAXY-G34 program. Our original schedule called for the Phase IIb trial to begin in the second half of 2009. We currently retain all rights to our MAXY-G34 product candidate.

MAXY-4

Our MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. These candidates are designed to block the co-stimulation of T cells, a subset of white blood cells that are known to be involved in the pathogenesis of autoimmunity.

Rheumatoid arthritis, or RA, is a chronic autoimmune disease characterized by chronic pain and disability of the peripheral joints. RA affects approximately 1% of the world’s population and its incidence is about twice as frequent among women than it is among men. Biologic therapeutics available for RA focus upon the greater than four million moderate-to-severe patients diagnosed with this severely debilitating condition in the developed world.

We have utilized our MolecularBreeding™ technology platform to prepare our MAXY-4 candidates that have demonstrated improved potency in several preclinical assays as compared to Orencia® (Bristol-Myers Squibb Company) and belatacept. Orencia® is indicated for reducing signs and symptoms, inducing major clinical response, slowing the progression of structural damage, and improving physical function in adult patients with moderately to severely active RA who have had an inadequate response to one or more disease-modifying, anti-rheumatic drugs. Belatacept is currently under development by Bristol-Myers Squibb Company for organ transplant therapy.

Market Opportunity

In 2008, worldwide sales of protein therapeutics used for the treatment of RA were greater than $11 billion. In 2008, sales of Orencia®, which was launched in the United States during 2006 and in the European Union during 2007, were $441 million and are expected to exceed $1 billion by 2012. In addition to the RA marketplace, future commercial opportunities for our MAXY-4 program may include other autoimmune diseases, such as Crohn’s disease, systemic lupus erythematosus, psoriasis, transplant rejection and ulcerative colitis.

Development Status

In September 2008, we entered into a co-development and commercialization agreement with Astellas relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection. See “Collaboration Agreements—Astellas Pharma, Inc.” for more information regarding this agreement.

Other Assets and Areas of Research

In addition to our development stage product candidates, we have other, earlier stage programs in preclinical research and assets outside of our core business, including vaccine research and an investment in Codexis, a biotechnology company focused on developing biocatalytic process technologies for pharmaceutical, energy and certain industrial chemical applications.

Vaccines

We believe that our proprietary technologies have the potential to transform the design and development of vaccines through the optimization of properties that allow for the generation of broad and strong immune responses. We currently have an active vaccine research program, including a program to advance the research for development of a preventative HIV vaccine. Our vaccine research program is fully funded by research grants from the National Institutes of Health, or NIH, and the United States Department of Defense. In 2005, the NIH awarded us two competitive grants, including $11.7 million over approximately five years as part of the HIV Research and Development, or HIVRAD, program. The HIVRAD grant provides funds for the use of our MolecularBreeding™ directed evolution platform to generate novel HIV-1 antigens potentially capable of inducing broad antibody responses to multiple strains of the HIV-1 virus. The NIH also awarded us a Phase I grant in 2005 and two additional grants in 2006 totaling $500,000 from the NIH Small Business Innovation Research, or SBIR, program to fund investigations into the effect on immunogenicity of secondary modifications to a specific HIV-1 envelope protein. As part of the SBIR program, the NIH also awarded us one grant totaling $1.0 million over two years for work on vaccines for equine encephalitis. In addition, in August 2008, we were awarded a two-year, $3.4 million grant from the Department of Defense to develop technology to advance vaccine research and development. We are currently working in collaboration with Monogram Biosciences, Inc., Aldevron LLC and the Scripps Research Institute with respect to these government-funded projects.

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

Codexis, Inc.

We have a minority investment in Codexis. We formed Codexis in January 2002 as a wholly owned subsidiary to operate our former chemicals business. Our voting rights in Codexis were reduced below 50% in the first quarter of 2005 and, as a result, Codexis is no longer consolidated in our financial statements. As of December 31, 2008, we owned approximately 25% of the issued and outstanding capital stock of Codexis, including Codexis common stock and various classes of Codexis preferred stock convertible into common stock. We are not obligated to fund the operations or other capital requirements of Codexis. For more information regarding our investment in Codexis, see Note 1 of the Notes to Consolidated Financial Statements. In addition, in connection with the formation of Codexis, we entered into a license agreement with Codexis pursuant to which we granted to Codexis certain exclusive rights to our MolecularBreeding™ directed evolution platform. See “Intellectual Property and Licensing Arrangements—Codexis, Inc.” for more information regarding this license agreement.

Collaboration Arrangements

Astellas Pharma, Inc.

On September 18, 2008, we entered into a co-development and commercialization agreement with Astellas relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection. Under the terms of the agreement, we will co-develop with Astellas MAXY-4 product candidates for autoimmune indications in North America and European countries. Astellas has been granted exclusive rights to develop MAXY-4 product candidates for autoimmune indications outside of North America and Europe, and for the prophylaxis or treatment of transplant rejection worldwide. Astellas has also been granted exclusive worldwide rights to commercialize the MAXY-4 product candidates for all indications subject to the Agreement, with us having an option to co-promote products developed under the agreement for autoimmune disease indications in North America on a product-by-product and country-by-country basis.

We will generally be responsible for all preclinical development activities under the agreement, as well as certain manufacturing activities during development and commercialization. We also have an option to conduct certain clinical development activities in North America and Europe for one of the first two autoimmune indications.

Except as discussed below, all development costs that are for the development of the MAXY-4 product candidates for autoimmune indications in North America and Europe will be shared equally by us and Astellas. Astellas will bear all development costs that are for autoimmune indications outside of North America and Europe and for transplant rejection worldwide. Development costs that are applicable to both autoimmune indications in North America and Europe and for transplant rejection (or costs that are not otherwise designated as specific to either) will be shared by the parties, with Astellas responsible for more than 50% of such costs. In addition, Astellas will be responsible for payment of the first $10 million of certain pre-clinical development costs that would otherwise be shared by the parties. Under the agreement, we have the right to opt out of our cost sharing obligations, on a product-by-product basis, at various points during the development of the applicable product.

Pursuant to the agreement, we received an upfront fee of $10 million and are eligible to receive future milestone payments totaling $160 million. Except for products and related countries for which we have exercised its co-promotion rights, we are eligible to receive base tiered royalties on net sales of all products sold under the agreement. In addition to base royalties, we will also be eligible for additional royalties on sales of any product for an autoimmune indication in North America and Europe (provided we have not opted out of our cost sharing obligations or exercised our co-promotion rights for such product). If we opt out of our cost sharing obligations on a particular product, we would be eligible only for the base royalty rates on sales of such product. In addition, if we exercise an option to co-promote a particular product for an autoimmune disease indication in North America (and have not otherwise opted out of our cost sharing obligations for such product), revenues from any sales of such product in the applicable country would be subject to a profit-sharing arrangement between the parties instead of royalty payments.

Subject to certain conditions, Astellas may terminate the agreement in its entirety, or on a product-by-product basis, at any time for convenience or due to certain adverse safety results. The agreement also provides for termination of the agreement by us in its entirety, or for partial termination of the agreement by us on a region-by-region basis, if Astellas elects to permanently discontinue the development and/or commercialization of all compounds or products under certain circumstances. Either party may also terminate the agreement in the event of an uncured material breach by the other party. Subject to certain conditions, upon any full or partial termination of the Agreement, all related rights to the applicable, terminated MAXY-4 compounds or products would revert back to us.

Our Technologies

MolecularBreeding™ Directed Evolution Technology Platform

Our MolecularBreeding™ directed evolution technology platform mimics the natural events of evolution. First, genes are subjected to DNAShuffling recombination technologies, generating a diverse library of gene variants. Second, our proprietary MaxyScan screening platform selects individual proteins from the gene variants in the library. The proteins that show improvements in the desired characteristics become the initial lead candidates. After confirmation of activity, the initial lead candidates are then used as the genetic starting material for additional rounds of shuffling. Once the level of improvement needed for the particular protein pharmaceutical is achieved, the group of product candidates is evaluated to select one or more product candidates for development.

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

We have developed screening tests that can measure the production of proteins or small molecules in culture without significant purification steps or specific test reagents, thereby eliminating time-consuming steps required for traditional screening tests. We are also focusing on the development of reliable, cell-based screening tests that are predictive of specific functions relevant to our human therapeutics programs. Accordingly, we continue to develop new screening approaches and technologies. Our approach is to create multitiered screening systems where we use a less sensitive screening test as a first screen to quickly select proteins with the desired characteristics, followed by a more sensitive screening test to confirm value in these variants and to select for final lead product candidates. Unlike approaches that create random diversity, our MolecularBreeding™ directed evolution platform produces potentially valuable libraries of gene variants with a predominance of active genes with the desired function. As a result of capturing the natural process of sexual recombination with our proprietary DNAShuffling methods, we are also able to generate gene variants with the desired characteristic at a frequency 5 to 10-fold higher than combinatorial chemistry, rational design or other directed evolution methods. This allows us to use complex biological screens and formats as a final screening test, as relatively few proteins need to be screened to detect an improvement in the starting gene activity. Furthermore, this allows us to focus on developing screens that generate a broader range of information that is more responsive to commercial and clinical concerns. This separates us from many of our potential competitors who invest significant time and money to screen billions of compounds per day. While we have the capability to screen billions of compounds per day, we generally need to screen far fewer, on the order of 10,000 candidates per day or less. Some of our screening capabilities include mass spectrometry, in vivo animal assays, bioassays, immunochemical assays, chemical assays, and biochemical assays.

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

Other Technologies

In addition to our proprietary MolecularBreeding™ technology platform, we have acquired capabilities with regard to several complementary technologies potentially useful for the development of protein-based pharmaceuticals. Two examples of the tools that we use to post-translationally modify protein drugs are pegylation and glycosylation technologies. Over the last few years, glycosylation and pegylation have been validated technically and commercially through the successes of drugs, such as the pegylated interferons (Pegasys and PEG-Intron® (Schering Corporation)) and Aranesp® (Amgen, Inc.), a hyper-glycosylated erythropoeitin. These post-translational modifications of proteins have been demonstrated to change the pharmacokinetics and pharmacodynamics of certain protein drugs. In addition, these modifications can change the solubility, bioavailability and immunogenicity profile of protein drugs.

We also have rights to use certain technology developed by Avidia, Inc. (formerly Avidia Research Institute), or Avidia. We established Avidia in July 2003, together with two third-party investors to focus on developing products based on a new class of subunit proteins. Avidia was acquired by Amgen Inc. in October 2006 (see Note 12 of the Notes to Consolidated Financial Statements). Under a cross license agreement that we entered into with Avidia at the time of Avidia’s formation, we have exclusive and non-exclusive license rights to use certain Avidia technology to develop and commercialize therapeutic products directed to certain specific targets, including CD40, CD-40 ligand, CTLA-4, CD28, B.7.1 (CD80), B.7.2 (CD86), p40 (subunit of IL-12 and IL-23), TPO, any interferon and/or interferon receptor, TPO/IL3 and TNF/IL-1. The cross license agreement does not provide for the payment by us or to us of any amounts for license fees, milestone payments or royalties. The cross license agreement has a twenty-five (25) year term, but may terminate earlier based on the expiration of the patent rights licensed under the agreement. Following the expiration of the cross license agreement, the licenses granted under the agreement become perpetual on a country-by-country basis.

Under the cross license agreement, Avidia also granted us certain limited options to acquire additional licenses to develop and commercialize other therapeutic products researched by Avidia. The grant of an additional license would require us to enter into a separate product license agreement for any such product with

Amgen Mountain View Inc. (as successor to Avidia) on pre-agreed terms that would include the payment by us to Amgen Mountain View Inc. of royalties based on net sales of the products subject to the product license agreement and milestone payments based upon our achievement of certain regulatory and clinical milestones for such product, up to an aggregate of $19.8 million. To date, we have not entered into a product license agreement for any such product.

Intellectual Property and Licensing Arrangements

Pursuant to a technology transfer agreement we entered into with Affymax Technologies N.V. and Glaxo Group Limited (each of which was then a wholly-owned subsidiary of what is now GlaxoSmithKline plc), we were assigned all the patents, applications and know-how related to our MolecularBreeding™ directed evolution platform, subject to certain internal research rights retained by GlaxoSmithKline plc. Affymetrix, Inc. retains an exclusive, royalty-free license under some of the patents and patent applications previously owned by Affymax for use in the diagnostics and research supply markets for specific applications. In addition, Affymax assigned jointly to us and to Affymetrix a family of patent applications relating to circular PCR techniques.

We have an extensive patent portfolio including over 80 issued U.S. patents and over 50 foreign patents relating to our proprietary MolecularBreeding™ directed evolution platform. Additionally, we have over 20 pending U.S. patent applications and over 50 pending foreign counterpart applications relating to our MolecularBreeding™ directed evolution platform and specialized screening technologies, and the application of these technologies to the development of protein pharmaceuticals and other industries, including agriculture, vaccines, gene therapy and chemicals.

Our patent portfolio consists of the following issued patents and pending patent applications for each of our primary product candidates:

•	For our MAXY-G34 product candidates, we have four U.S. patents, 16 pending U.S. applications, 10 foreign patents and 42 pending foreign applications.

•	For our MAXY-4 product candidates, we have one pending U.S. application and one pending international (PCT) application.

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

In addition to the patents that we own directly, we have also exclusively licensed patent rights and technology for specific uses from Novozymes A/S, the California Institute of Technology, the University of Washington and GGMJ Technologies, L.L.C. These licenses give us rights to an additional 18 issued U.S. patents, 12 granted foreign patents and over 10 pending U.S. and foreign counterpart applications.

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

Bayer HealthCare LLC

In July 2008, we sold our hematology assets, including MAXY-VII, our factor VIIa program, and assets related to our factor VIII and factor IX programs, and granted certain licenses to our MolecularBreeding™ technology platform to Bayer HealthCare LLC, or Bayer, for aggregate cash proceeds of $90 million. Our MAXY-VII product candidates were designed to be a superior next-generation factor VIIa product to treat hemophilia and, potentially, acute bleeding indications. Factor VIIa is a natural protein with a pivotal role in blood coagulation and clotting.

Under the technology transfer agreement with Bayer, we are eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation by Bayer of a phase II clinical trial of MAXY-VII. The milestone payment is also subject to the satisfaction of certain patent related conditions with half of the potential $30 million milestone payment subject to the satisfaction of certain patent related conditions in the United States and the remaining half of the potential milestone payment subject to the satisfaction of similar patent related conditions in certain European countries. The failure to satisfy these patent related conditions could reduce the potential milestone payment by 25%, 50% or 75%, or could result in no payment of the potential milestone payment.

In connection with the acquisition by Bayer of our MAXY-VII program and other hematology assets, we also entered into a license agreement with Bayer. Subject to the exclusive rights retained by us and other restrictions described below, the license agreement provides Bayer a nonexclusive, non-sublicensable license to use our MolecularBreeding™ technology platform and ancillary protein expression technologies, including use in biopharmaceuticals. In addition, for initially 30 specific proteins in the fields of hematology, cardiovascular and women’s healthcare, Bayer’s license to use our MolecularBreeding™ technology platform will be exclusive until July 1, 2013 (or earlier with regard to specific proteins that are removed through reduction or substitution, as described below). The specific proteins for which Bayer will have exclusive rights will be reduced each year through the first three years of the license agreement, after which Bayer will have exclusive rights to 15 specific proteins for the remainder of the exclusivity period. Subject to certain conditions, the license agreement provides Bayer with the right to substitute a limited number of its exclusive proteins each year.

Pursuant to the license agreement, we have retained exclusive rights to use our MolecularBreeding™ technology platform for initially 30 specific proteins that include proteins in the immune suppression and autoimmunity fields, as well as our existing clinical, preclinical and research stage programs, such as MAXY-G34 and MAXY-4. The specific proteins to which we retain exclusive rights are subject to the same provisions of the license agreement applicable to Bayer’s exclusive proteins, including those described above regarding reduction (which will reduce the number of exclusive proteins retained by us to 15 specific proteins after three years), substitution rights and the exclusivity period.

In addition, under the license agreement, Bayer is prohibited from using our MolecularBreeding™ technology platform for various applications that have been excluded from the scope of the license. These excluded uses include specific applications related to our existing business and other areas of interest, such as vaccines, immunomodulators and certain small molecule discovery applications, as well as areas that have been exclusively licensed by us to third parties under existing agreements, such as agricultural and chemical applications. Bayer is also prohibited from using its licensed rights to the MolecularBreeding™ technology platform in a fee for service arrangement with any third party.

In addition, we also entered into an intellectual property cross license agreement with Bayer to provide for a license by us to Bayer of certain intellectual property rights retained by us that relate to the hematology assets acquired by Bayer and to provide for a license from Bayer back to us to certain intellectual property rights acquired by Bayer for use by us outside of the hematology field.

Codexis, Inc.

In connection with the formation of Codexis, we entered into a license agreement with Codexis pursuant to which we granted to Codexis certain exclusive rights to our MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. Under the agreement, Codexis is also eligible to acquire certain additional rights for use in limited subfields based upon predetermined research expenditure requirements. In partial consideration for the rights granted to Codexis under the license agreement, we received shares of Codexis common and preferred stock. In 2006, we amended the license agreement to expand the scope of the license to include certain applications relating to energy, including biofuels. In consideration of this expanded license, we were granted the right to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. We are also entitled to a percentage of net sales of any energy product that Codexis commercializes directly and to a percentage of any assets, rights or interests Codexis may obtain through an affiliate that engages in a line of business relating to such products or processes. The license agreement does not otherwise provide for the payment by us or to us of any amounts for license fees, milestone payments or royalties. The license agreement expires upon the last to expire of the patent rights licensed under the agreement but may be terminated earlier by us under certain circumstances, including a material breach by Codexis of certain obligations under the license agreement. Following the termination or expiration of the license agreement, Codexis would retain a license for an additional fifty (50) years to certain rights and materials transferred by us to Codexis under the agreement.

During 2007 and 2008, we recognized approximately $8.3 million and $664,000, respectively, in revenue from Codexis under this license agreement. This revenue reflects amounts due to us from payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel.

Manufacturing

We rely on third party manufacturers and collaborators to produce our compounds for clinical purposes and may do so for commercial production of any drug candidates that are approved for marketing. However, if we are not able to secure manufacturing arrangements with contract manufacturers, we may need to develop our own manufacturing capability to meet our future needs, which would require significant capital investment.

Competition

Any products that we develop will compete in highly competitive markets. We face competition from large pharmaceutical and biopharmaceutical companies, such as Eli Lilly and Company, Pfizer, Inc., Genentech, Inc., Bristol-Myers Squibb Company, Schering-Plough Corporation and Amgen Inc., and from smaller biotechnology companies, such as Human Genome Sciences, Inc., Teva Pharmaceutical Industries Ltd., Zymogenetics, Inc., Inspiration Biopharmaceuticals, Inc. and Catalyst Biosciences, Inc. In the vaccines field, we face competition from biotechnology companies, such as Vical Corporation, as well as large pharmaceutical companies, including GlaxoSmithKline plc, sanofi-aventis, Novartis AG, Pfizer Inc. and Merck & Co., Inc.

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

Research and Development Expenses

The majority of our operating expenses to date have been related to research and development. Our research and development expenses were $46.3 million in 2008, $59.9 million in 2007 and $49.1 million in 2006. Additional information required by this item is incorporated herein by reference to “Research and Development Expenses” in Note 1 of the Notes to Consolidated Financial Statements.

Geographic Distribution

Prior to March 2008, we had operations in two geographic locations, the United States and Denmark. In November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities. The consolidation resulted in the cessation of our research and development operations in Denmark, although we may continue to conduct limited administrative activities through Maxygen ApS for the foreseeable future. In addition, certain of our licensors are based outside the United States. Additional information required by this item is incorporated herein by reference to “Segment Information—Geographic Information” in Note 11 of the Notes to Consolidated Financial Statements.

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

Employees

As of March 1, 2009, we had 72 employees.

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

Our operations were originally focused on the application of our MolecularBreeding™ directed evolution platform and other technologies to the development of multiple products in a broad range of industries, including human therapeutics, chemicals and agriculture. In August 2000, to complement and expand our human therapeutics operations, we established our Danish subsidiary, Maxygen ApS, through the acquisition of ProFound Pharma A/S, a privately held Danish biotechnology company. In 2002, we formed two wholly owned subsidiaries, Codexis, Inc. and Verdia, Inc., to operate our chemicals and agriculture businesses.

Over the past several years, we have shifted our primary focus to the development of next-generation protein pharmaceuticals. Accordingly, in 2004, we sold Verdia to Pioneer Hi-Bred International, Inc., a wholly owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. Codexis received financing from third party investors and operated as independent subsidiary beginning in September 2002 and, in February 2005, our voting rights in Codexis were reduced below 50%. In addition, during 2008, we closed our facilities at Maxygen ApS and implemented a revised corporate strategy focused on the evaluation of strategic alternatives with respect to all aspects of our business, which may include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions.

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

In October 2008, we announced a restructuring plan that will result in the reduction of approximately 30% of our workforce and a delay in the development activities on MAXY-G34, our lead drug candidate. We also announced our engagement of a financial advisor to assist us in evaluating various strategic options. These options could include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions. However, there can be no assurance that any particular strategic option or outcome will be pursued, whether any transaction, or series of transactions required to sell individual assets, will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. If we continue to execute our operating plan instead of pursuing a strategic option, our stock price could decline. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

To the extent that we elect to pursue a transaction or series of transactions that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions or the attributes of the particular asset, and we cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time needed to sell any asset. For example, the shares that we own of Codexis, Inc. common and preferred stock represent shares of a private company that are not freely tradeable and we cannot predict the likelihood or length of time for Codexis to achieve a liquidity event, if any, for its shares, such as an initial public offering or a sale of the company. We also have a number of early stage research programs, ancillary technologies and similar assets that we view as important to our ongoing operations, but that may not be accorded any additional value in an asset sale or other strategic transaction. Accordingly, there can be no assurances that we or our stockholders will realize any value from all of our assets or any particular asset.

Furthermore, we may incur significant costs related to the execution of our revised strategic plan, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this strategic plan. A considerable portion of the costs related to any strategic transaction, such as legal and accounting fees, will be incurred regardless of whether any transaction is completed. These expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

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

We recently announced the delay of both Phase III manufacturing and the Phase IIb trial of MAXY-G34, our lead candidate, until we identify a partner who will share the costs of these activities. However, there can be no assurances that we will find a suitable partner or enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34. Accordingly, we may further delay or cease development of MAXY-G34, which could adversely affect our business and our ability to realize any value from this program.

In addition, the delay of both Phase III manufacturing and the Phase IIb trial for this program is expected to have an adverse impact on the timeline for any potential commercialization of MAXY-G34, which could make it more difficult for us to secure a collaborative or other arrangement to fund the further development of this product candidate and could limit the commercial potential of MAXY-G34, if commercialized.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability.

As of December 31, 2008, we had an accumulated deficit of $239.7 million. Although we achieved profitability in 2008, primarily due to the $90 million we received from Bayer HealthCare LLC in connection with the sale of our hematology assets, we expect to incur additional operating losses for the foreseeable future and may not achieve profitability in the future. To date, we have derived substantially all our revenues from collaborations, license agreements and grants and expect to derive a substantial majority of our revenue from such sources for the foreseeable future. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. As part of our revised corporate strategy, we may also sell assets that currently generate revenue for us. We expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

There is a substantial risk that our drug discovery and development efforts may not result in the development of any commercially successful products. Our MAXY-G34 product candidate recently completed a Phase IIa clinical trial in breast cancer patients for the treatment of chemotherapy-induced neutropenia. While we have previously announced positive progress in this clinical trial, the results of preliminary studies and early-stage clinical trials do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. Moreover, in our industry, most product candidates fail before entering clinical trials or in clinical trials and most products that commence clinical trials are not approved for use in humans and never reach the market. Accordingly, negative or inconclusive results from ongoing or future clinical trials of MAXY-G34 could lead us to cease the development of this product candidate and decide not to advance this product candidate into later stage clinical trials, such as a Phase IIb trial or pivotal Phase III trials.

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

Litigation or other proceedings or third party claims of intellectual property infringement relating to our MAXY-G34 product candidate may delay or materially impact the ability to commercialize MAXY-G34.

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

For example, on June 3, 2008, the United States Patent & Trademark Office (USPTO) granted a U.S. patent (U.S. Patent No. 7,381,804B2) to Amgen with certain claims to mutated G-CSF molecules. We do not believe that the USPTO should have granted this patent because we do not believe the claims of the patent are valid. Moreover, the grant of this patent to Amgen does not affect the validity of our existing patents on our novel, proprietary G-CSF compositions. However, Amgen may contend that the claims of this recently issued patent cover our patented MAXY-G34 product candidate. While our current activities related to MAXY-G34 are exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval, if and when our MAXY-G34 related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize MAXY-G34, Amgen might then commence an infringement action against us based on this patent and/or other related patents that it may be granted in the future. If Amgen elects to sue us, we believe that we would have viable defenses to any such infringement suit and intend to vigorously defend against any such claims. Typically, such defenses include non-infringement and invalidity claims. However, there can be no assurance that the relevant court would find in our favor with respect to such defenses. If we are unable to show that Amgen’s patent is invalid, or that we do not infringe the claims of such patent, and we are unable to obtain a license from Amgen for the use of their intellectual property, this may materially impact our ability to manufacture and sell MAXY-G34.

The delay and cost to us of any patent litigation or other proceedings, such as interference or inter parte reexamination proceedings, even if resolved in our favor, could be substantial. Some of our competitors, including Amgen, may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. In addition, the existence of this Amgen patent may limit our ability to enter into a partnering or other arrangement with respect to MAXY-G34. Patent litigation and other proceedings may also absorb significant management time which may materially and adversely impact our financial position and results of operations.

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

Our revenues, expenses and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:

•	the sale of an asset, or assets, that currently generate revenue for us;

•	the termination of research and development contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our development or discovery efforts leading to milestones and royalties under collaboration arrangements, if any;

•	the timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements;

•	the timing of expenses, particularly with respect to contract manufacturing, preclinical studies and clinical trials;

•	the timing and willingness of any existing or future collaborators to commercialize our products, which would result in royalties to us; and

•	general and industry specific economic conditions, which may affect the research and development expenditures of any future collaborator.

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

The conduct of clinical trials for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. In December 2008, we completed a Phase IIa clinical trial in

Eastern Europe for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in breast cancer patients. Thus, our most advanced product candidate is now only in the early stages of clinical trials.

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

The manufacturing and manufacturing process development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing process development of our product candidates present many risks, including, but not limited to, the following:

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

We anticipate that existing cash and cash equivalents and income earned thereon, together with anticipated revenues from existing collaboration and license agreements and grants, will enable us to maintain our currently planned operations for at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase in future periods depending on many factors, including payments received under our collaboration and license agreements and government grants, the progress and scope of our research and development projects, the extent to which we advance products into and through clinical trials with our own resources, the effect of any strategic transactions, and the filing, prosecution and enforcement of patent claims. Changes may also occur that would consume available capital resources significantly sooner than we expect.

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

The USPTO adopted rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, in April 2008, the U.S. District Court for the Eastern District of Virginia granted summary judgment for plaintiffs challenging the new rules to permanently enjoin enforcement of the new rules by the USPTO. If the USPTO successfully appeals the court’s decision and the rules are implemented, these rules could make it more difficult for patent applicants to obtain patents, especially with regard to biotechnology products and processes. Although we do not believe that the rule changes, if made effective, would likely have a material adverse impact with regard to our MAXY-G34 or MAXY-4 programs, it may be more difficult to obtain patent protection in the United States for any future product candidates.

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

For example, in October 2008, we announced the delay of both Phase III manufacturing and a Phase IIb trial of MAXY-G34, our lead candidate, until we identify a partner who can share the costs of these activities and the delay of these activities are expected to have a material impact on the timeline for any potential commercialization of MAXY-G34. We also implemented a restructuring plan that will result in the reduction of approximately 30% of our workforce and announced the engagement of a financial advisor to assist us in evaluating strategic options.

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

We currently have a collaboration agreement for our MAXY-4 program, various government grants and a license agreement with Codexis that we expect to generate revenue for the remainder of 2009 and expect that a substantial portion of our revenue for the foreseeable future will result from these sources. If these agreements or grants are materially amended, terminated, or we sell any such asset, and we are unable to enter into new agreements or obtain new grants, our revenues, financial position and results of operations would be materially adversely affected.

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

With regard to our MAXY-G34 product candidate, we expect Neulasta® and Neupogen® to compete with MAXY-G34, if commercialized. In addition, we are aware that BioGeneriX AG and Teva Pharmaceutical Industries Ltd. are developing G-CSF products based on naturally occurring human G-CSF.

With regard to our MAXY-4 product candidates, we expect Orencia® (Bristol Myers Squibb Company) to compete with MAXY-4, if commercialized. In addition, we are aware that Bristol Myers Squibb Company is also developing belatacept that, if marketed, could compete with MAXY-4.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During 2008, the price of our common stock on the Nasdaq Global Market ranged from $2.95 to $9.22. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our consummation, or our failure to consummate, any strategic transaction;

•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any entry into or material amendment or termination of a collaborative or license agreement;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•

developments in or challenges relating to our patent or other proprietary rights, including lawsuits or proceedings alleging patent infringement based on the development, manufacturing or commercialization of our product candidates; and

•	sales of our common stock or other securities in the open market. .

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

The capital and credit markets have been experiencing extreme volatility and disruption. As of December 31, 2008, we had $206.5 million in cash, cash equivalents and marketable securities. While we maintain an investment portfolio primarily of short-term commercial paper and money market funds and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

As of December 31, 2008, our executive officers and directors, together with principal stockholders holding more than 5% of our common stock, beneficially owned approximately 39% of our common stock in the aggregate. These stockholders, if they act together, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

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

As of March 1, 2009, we leased an aggregate of 56,980 square feet of office and laboratory facilities in Redwood City, California. Our leases expire on February 28, 2010. Prior to May 2008, we also leased an aggregate of 26,275 square feet of office and laboratory facilities in Horsholm, Denmark. The lease for our Danish facilities terminated as of May 31, 2008 in connection with the cessation of research and development operations at Maxygen ApS.

We believe that our existing facilities are adequate to meet our needs for the immediate future. For additional information regarding our lease obligations, see Note 7 of the Notes to Consolidated Financial Statements.

Item 3	LEGAL PROCEEDINGS

The information included in Note 10 of the Notes to Consolidated Financial Statements in Part II—Item 8 of this report is incorporated herein by reference.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “MAXY” since December 16, 1999. During the last two fiscal years, through December 31, 2008, the high and low sale prices for our common stock, as reported on the Nasdaq Global Market, were as follows:

	High	Low
Year ended December 31, 2008
First Quarter	$8.69	$5.50
Second Quarter	7.48	3.33
Third Quarter	5.28	3.28
Fourth Quarter	9.22	2.95
Year ended December 31, 2007
First Quarter	$12.41	$10.00
Second Quarter	11.94	8.33
Third Quarter	9.56	6.49
Fourth Quarter	8.94	6.12

Holders

As of February 27, 2009, there were 206 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore, are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. Our payment of any future dividends will be at the discretion of our board of directors.

Company Stock Price Performance(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2003 through December 31, 2008 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Total Return Analysis

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Maxygen, Inc.	100.00	120.32	70.65	101.32	75.54	83.91
Nasdaq Composite Index	100.00	110.08	112.88	126.51	138.13	80.47
Nasdaq Biotechnology Index	100.00	112.17	130.53	130.05	132.24	122.10

(1)	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaborative research and development revenue	$13,733	$11,594	$20,544	$8,732	$4,387
Technology and license revenue (including amounts from related party: 2004—$0; 2005—$0; 2006—$0; 2007—$8,286; 2008—$664)	600	—	—	9,786	91,248
Grant revenue	1,942	2,907	4,477	4,639	5,074

Total revenues	16,275	14,501	25,021	23,157	100,709
Operating expenses:
Research and development	53,586	41,904	49,130	59,851	46,274
General and administrative	14,435	13,221	17,559	14,951	14,845
Goodwill impairment	—	—	—	—	12,192
Restructuring charge	—	—	—	5,212	1,987

Total operating expenses	68,021	55,125	66,689	80,014	75,298

Income (loss) from operations	(51,746)	(40,624)	(41,668)	(56,857)	25,411
Interest income and other income (expense), net	4,055	5,572	8,524	7,542	4,914
Equity in net loss of minority investee	(1,395)	—	(1,000)	—	—
Gain on sale of equity investment(1)	—	—	17,662	—	—

Income (loss) from continuing operations	(49,086)	(35,052)	(16,482)	(49,315)	30,325
Discontinued operations:
Loss from discontinued operations	(2,769)	—	—	—	—
Gain on sale of discontinued operations (net of taxes and transaction costs)	61,197	—	—	—	—

Income (loss) from discontinued operations	58,428	—	—	—	—
Cumulative effect adjustment(2)	—	16,616	—	—	—

Net income (loss)	9,342	(18,436)	(16,482)	(49,315)	30,325
Subsidiary preferred stock accretion(3)	(1,000)	(167)	—	—	—

Income (loss) applicable to common stockholders	$8,342	$(18,603)	$(16,482)	$(49,315)	$30,325

Basic net income (loss) per share:
Continuing operations	$(1.40)	$(0.98)	$(0.46)	$(1.34)	$0.82
Discontinued operations	$1.66	$—	$—	$—	$—
Cumulative effect adjustment	$—	$0.46	$—	$—	$—
Applicable to common stockholders	$0.24	$(0.52)	$(0.46)	$(1.34)	$0.82
Diluted net income (loss) per share:
Continuing operations	$(1.40)	$(0.98)	$(0.46)	$(1.34)	$0.81
Discontinued operations	$1.66	$—	$—	$—	$—
Cumulative effect adjustment	$—	$0.46	$—	$—	$—
Applicable to common stockholders	$0.24	$(0.52)	$(0.46)	$(1.34)	$0.81
Shares used in basic net income (loss) per share calculations	35,176	35,765	36,046	36,787	37,100
Shares used in diluted net income (loss) per share calculations	35,176	35,765	36,046	36,787	37,358

(1)	The gain on sale of equity investment in the year ended December 31, 2006 resulted from the net gain on the disposal of our investment in Avidia (see Note 12 of Notes to Consolidated Financial Statements).

(2)	The cumulative effect adjustment in the year ended December 31, 2005 resulted from the deconsolidation of Codexis, Inc. as of February 28, 2005. To reflect what our basis in Codexis would have been under equity accounting, we recorded a cumulative effect adjustment of $16.6 million in the first quarter of 2005, which reduced our net loss in 2005 and brought our investment basis in Codexis to zero as of February 28, 2005.
(3)	The subsidiary preferred stock accretion in the years ended December 31, 2004 and 2005 resulted from the redemption premium for series B redeemable convertible preferred stock issued by Codexis in 2002. The accretion was recorded as subsidiary preferred stock accretion on the Consolidated Statements of Operations and as a reduction of additional paid-in capital and an increase to minority interest on the Consolidated Balance Sheets. Since we no longer consolidate the financial position of Codexis, as of February 28, 2005, we no longer recognized accretion for the Codexis redemption premium. We also no longer reflect amounts as minority interest on the Consolidated Balance Sheets. We recorded a $2.3 million adjustment to additional paid-in capital in the three month period ended March 31, 2005 to eliminate the reduction of additional paid-in capital that had resulted from Codexis’ preferred stock accretion prior to February 28, 2005.

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$232,893	$188,323	$182,876	$145,813	$206,483
Working capital	211,999	152,230	175,356	138,171	195,234
Total assets	263,105	214,523	205,647	172,709	213,557
Non-current portion of equipment financing	1,751	—	—	—	—
Minority interest	32,180	—	—	—	—
Accumulated deficit	(185,786)	(204,222)	(220,704)	(270,019)	(239,694)
Total stockholders’ equity	211,341	197,344	189,799	153,494	194,512

QUARTERLY FINANCIAL DATA

(unaudited)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2008
Collaborative research and development revenue	$—	$—	$359	$4,028
Technology and license revenue (including amounts from related party: Q1—$157; Q2—$120; Q3—$121; Q4—$266)	157	120	90,348	623
Grant revenue	1,286	1,037	1,417	1,334

Total revenues	1,443	1,157	92,124	5,985
Operating expenses:
Research and development	13,106	12,534	10,257	10,377
General and administrative	3,513	5,031	3,321	2,980
Goodwill impairment	—	12,192	—	—
Restructuring charge	533	266	—	1,188

Total operating expenses	17,152	30,023	13,578	14,545

Income (loss) from operations	(15,709)	(28,866)	78,546	(8,560)
Interest income and other income (expense), net	1,991	759	1,323	841

Net income (loss)	$(13,718)	$(28,107)	$79,869	$(7,719)

Basic net income (loss) per share	$(0.37)	$(0.76)	$2.15	$(0.21)
Diluted net income (loss) per share	$(0.37)	$(0.76)	$2.14	$(0.21)
Shares used in basic net income (loss) per share calculations	36,996	37,046	37,140	37,219
Shares used in diluted net income (loss) per share calculations	36,996	37,046	37,308	37,219

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2007
Collaborative research and development revenue	$7,597	$874	$5	$256
Technology and license revenue (including amounts from related party: Q1—$556; Q2—$0; Q3—$34; Q4—$7,696)	556	—	34	9,196
Grant revenue	939	1,207	964	1,529

Total revenues	9,092	2,081	1,003	10,981
Operating expenses:
Research and development	14,600	16,343	13,570	15,338
General and administrative	4,331	3,528	3,951	3,141
Restructuring charge	—	—	—	5,212

Total operating expenses	18,931	19,871	17,521	23,691

Loss from operations	(9,839)	(17,790)	(16,518)	(12,710)
Interest income and other income (expense), net	2,174	2,118	1,814	1,436

Net income (loss)	$(7,665)	$(15,672)	$(14,704)	$(11,274)

Basic and diluted net income (loss) per share	$(0.21)	$(0.43)	$(0.40)	$(0.31)
Shares used in basic and diluted net income (loss) per share calculations	36,586	36,791	36,872	36,898

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company engaged in the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We use our MolecularBreeding™ directed evolution technology platform, along with ancillary technologies, in an effort to create improved, proprietary proteins. Our portfolio of next-generation product candidates includes MAXY-G34 and MAXY-4.

Our MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia. We recently completed a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe.

Our MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. In September 2008, we entered into a co-development and commercialization agreement with Astellas Pharma, Inc., or Astellas, relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection.

In addition to our development stage product candidates, we have other, earlier stage programs in preclinical research and assets outside of our core business, including vaccine research and an investment in Codexis, Inc., a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications.

Developments in 2008

In July 2008, we sold our hematology assets, including MAXY-VII, our factor VIIa program, and our assets related to factor VIII and factor IX, and granted certain licenses to our MolecularBreeding™ technology platform to Bayer HealthCare LLC, or Bayer, for aggregate cash proceeds of $90 million. We are also eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. Our MAXY-VII product candidate was designed to be a superior next-generation factor VIIa product to treat hemophilia and, potentially, acute bleeding indications. Factor VIIa is a natural protein with a pivotal role in blood coagulation and clotting.

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

In October 2008, we announced plans to delay both Phase III manufacturing activities and a Phase IIb clinical trial of our MAXY-G34 program until we identify a partner who can share these costs. The Phase III manufacturing costs were anticipated to begin in September 2008, and the delay of this expenditure is expected to have a material impact on the MAXY-G34 project timeline. Our original schedule called for the Phase IIb trial to begin in the second half of 2009. We also implemented a restructuring plan that will result in the termination of approximately 30% of our workforce and announced that we would be evaluating potential strategic options, including a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions, and that we had hired a financial advisor to assist us in this process.

In December 2008, we completed a Phase IIa clinical trial of MAXY-G34 in breast cancer patients in Eastern Europe. In this Phase IIa clinical trial, patients were administered a single dose of MAXY-G34 therapy per three week chemotherapy cycle, with each patient receiving six cycles of TAC (docetaxel, adriamycin and cyclophosphamide) chemotherapy. The study investigated safety, efficacy and pharmacokinetics of MAXY-G34 across the dose range of 10 µg/kg to 100 µg/kg.

Background

To date, we have generated revenues from collaborations with pharmaceutical, chemical and agriculture companies and from government grants and from the sale of certain assets. Revenues from our collaboration agreements were $4.4 million, $8.7 million and $20.5 million in 2008, 2007 and 2006, respectively. Astellas was the only collaborative partner that contributed to our collaborative research and development revenues during 2008. During 2007 and 2008, we also recorded $8.3 million and $664,000 in revenue from related party under our license agreement with Codexis. These revenues reflect amounts due to us from payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel. We expect our total revenues to decrease in 2009 compared to 2008, primarily due to the $90 million we received from Bayer in July 2008 in connection with the sale of our hematology assets and grant of certain licenses to our MolecularBreeding™ technology platform. Our revenues may fluctuate substantially from year to year based on the completion of new licensing or collaborative agreements, our receipt of any development related milestones, royalties and other payments under such agreements, or the completion of any strategic transactions. However, we cannot predict with any certainty whether we will enter into any new licensing or collaborative agreements, receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements, whether any particular collaboration or research effort will ultimately result in a commercial product or whether we will consummate any strategic transaction.

We have incurred significant operating losses from continuing operations since our inception. As of December 31, 2008, our accumulated deficit was $239.7 million. We have invested heavily in establishing our proprietary technologies. Our research and development expenses for 2008 were $46.3 million, compared to $59.9 million in 2007 and $49.1 million in 2006. We expect to incur additional operating losses over at least the next several years and may never achieve sustained profitability.

We continue to maintain a strong cash position to fund our expanded product development efforts, with cash, cash equivalents and marketable securities totaling $206.5 million as of December 31, 2008.

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

Goodwill Impairment

Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires that goodwill be tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate that it may be impaired, using a two step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We operate one reporting unit, that is, our human therapeutics segment. If the fair value of the reporting unit exceeds its carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step in which we determine the implied fair value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

In the second quarter of 2008, we performed an interim goodwill impairment test due to the significant decline of our stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to our MAXY-G34 product candidate and concluded that the carrying value of the our net assets (that is, the carrying value of the reporting unit) exceeded our fair value, based on quoted market prices of our common stock. Accordingly, we performed the second step, as required by SFAS 142, which indicated that an impairment loss existed because the implied fair value of goodwill recorded on our balance sheet was zero. As a result, we recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of our goodwill. We completed our determination of the fair value of the affected goodwill during the third quarter of 2008 and concluded that no revision of the estimated charge was required. No impairment charges were recorded in 2006 or 2007.

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

Non-refundable upfront payments received in connection with collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred upon receipt and recognized as revenue over the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the upfront payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to vary significantly from period to period, the Company recognizes the upfront payments based upon the actual amount of research and development efforts incurred relative to the amount of the total expected effort to be incurred by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates of both the remaining time period and the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.

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

As noted above, we are currently evaluation our strategic options, which may include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions, If we continue our operations, our sources of potential revenues for the next several years are likely to be license payments and research funding under existing and possible future government research grants and may include research funding and milestone payments under our existing collaboration agreement with Astellas or under possible future collaborative arrangements. See Note 4 of Notes to Consolidated Financial Statements.

Accounting for Clinical Trial Costs

We charge research and development costs, including clinical study costs, to expense when incurred, consistent with SFAS No. 2, “Accounting for Research and Development Costs.” Clinical study costs are a significant component of research and development expenses. Most of our clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages plus pass through costs:

•	start-up—initial setting up of the trial;

•	site and study management of the trial; and

•	close down and reporting of the trial.

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

Restructuring Charges

In October 2008, we implemented a restructuring plan that will result in the termination of approximately 30% of our workforce, with staggered terminations through the end of April 2009. In addition, in November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California. The consolidation resulted in the cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. In connection with these restructuring and consolidation plans, we recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), costs associated with restructuring activities generally have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when we cease to use the leased equipment. Given the significance of, and the timing of, the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (SFAS 112). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the remaining liabilities under this restructuring. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

In connection with the cessation of research and development operations at Maxygen ApS, we determined that the remaining useful lives of certain of the fixed assets at Maxygen ApS had been shortened to three months for equipment and to six months for leasehold improvements at November 30, 2007. The remaining book value of these assets was depreciated over the shorter estimated remaining useful lives and the depreciation expense is reflected in research and development expenses in the Consolidated Statements of Operations.

Stock-Based Compensation Expense

We account for stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, under the provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)), which requires the recognition of the fair value of equity-based compensation. We estimate the fair value of stock options and ESPP shares using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of each award. We estimate expected volatility and future stock price trends based on historical volatilities. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

We have adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the years ended December 31, 2006, 2007 and 2008 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123,

“Accounting For Stock-Based Compensation” (SFAS 123), amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made. Prior to our implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended SFAS 123. Since the exercise price of all options granted was not below the fair market price of the underlying common stock on the grant date, prior to our implementation of SFAS 123(R) we generally recognized no equity-based compensation expense in our Consolidated Statements of Operations. See Note 1 of Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation” for a further discussion.

Stock-based compensation expense recognized under SFAS 123(R) in the Consolidated Statements of Operations for the year ended December 31, 2006, 2007 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Employee stock options	$5,742	$5,804	$4,731
Restricted stock units	—	—	3,213
Consultant options	914	666	44
ESPP	87	80	194

Stock-based compensation expense before income taxes	$6,743	$6,550	$8,182

Income tax benefit	—	—	—

Total stock-based compensation expense after income taxes	$6,743	$6,550	$8,182

The implementation of SFAS 123(R) increased basic and fully diluted loss per share from continuing operations by $0.16, $0.16 and $0.21 for the years ended December 31, 2006, 2007 and 2008, respectively. SFAS 123(R) did not have an impact on cash flows from operations during the years ended December 31, 2007 and 2008.

For the years ended December 31, 2006, 2007 and 2008, stock-based compensation expense related to the grant of stock options to consultants was allocated as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Research and development	$12	$236	$44
General and administrative	902	430	—

Stock-based compensation expense before income taxes	$914	$666	$44

Income tax benefit	—	—	—

Total stock-based compensation expense after income taxes	$914	$666	$44

In connection with the cessation of our operations in Denmark and the consolidation of our operations in the United States, we recorded stock compensation expense of $287,000 in 2007 as part of the restructuring charge. This expense resulted from the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants. Total revenues were $100.7 million in 2008, $23.2 million in 2007 and $25.0 million in 2006. The increase in revenue from 2007 to 2008 was primarily due to the recognition of the $90 million of cash proceeds we received under our agreements with Bayer for the sale of our hematology assets and the license of our MolecularBreeding™ technology platform. The decrease in revenue from 2006 to 2007 resulted primarily from changes in revenues recognized under our prior collaboration agreement with Roche for our MAXY-VII product candidates, as discussed below.

Revenues from our collaboration agreements were $4.4 million in 2008, $8.7 million in 2007 and $20.5 million in 2006. Astellas was the only collaborative partner that contributed to our collaborative research and development revenues during 2008. Collaborative research and development revenues during 2008 includes the recognition of $1.7 million of the $10 million upfront fee we received from Astellas under the MAXY-4 co-development and commercialization agreement and $2.7 million earned as net reimbursement of our research and development activities performed under this agreement during 2008. Roche was the only collaborative partner that contributed significantly to our collaborative research and development revenues during 2006 and 2007. The initial funded research term of our collaboration with Roche for our MAXY-alpha product candidates ended in December 2005 and the collaboration agreement was terminated in November 2007. In December 2005, we entered into a new collaboration with Roche for co-development and commercialization of our MAXY-VII product candidates for acute bleeding indications. This agreement was terminated by Roche in April 2007.

The decrease in collaborative research and development revenue from 2006 to 2007 and from 2007 to 2008 was primarily due to the loss of collaborative research and development revenue under the co-development and commercialization agreement with Roche for our MAXY-VII product candidates. For 2007, our collaborative research and development revenue included $2.9 million earned as net reimbursement of our research and development activities prior to the termination of this agreement. The termination of this agreement also caused us to accelerate the recognition of $5.6 million of deferred revenue in the first half of 2007 relating to the $8.0 million non-refundable upfront license fee received from Roche in 2005.

Technology and license revenue (including related party) was $91.2 million for the year ended December 31, 2008, compared to $9.8 million in 2007. These revenues include the $90 million we received from Bayer for the sale of our hematology assets and the license of our MolecularBreeding™ technology platform. Also included in technology and license revenue is $8.3 million in 2007 and $664,000 in 2008 for amounts received under our license agreement with Codexis. These revenues reflect amounts due to us from payments received by Codexis under its collaboration arrangement with Shell Oil Products US that began in November 2006 and an expanded collaboration agreement between Royal Dutch Shell plc and Codexis for the development of new enzymes to convert biomass to fuel. Technology and license revenue in 2007 also includes a $1.5 million non-refundable license fee received from sanofi pasteur. There was no significant technology and license revenue in 2006.

Revenues from government research grants were $5.1 million in 2008, $4.6 million in 2007 and $4.5 million in 2006. The increase in grant revenue from 2007 to 2008 is due to increased activity on existing and two new NIH grants and two new Department of Defense grants. Revenues from government research grants in 2008 include $3.8 million from one NIH contract for HIV vaccine development. The increase in grant revenues from 2006 to 2007 reflects an increase in activity on three new government grant projects begun in the third quarter of 2005. In 2007, revenues from government research grants also include $2.2 million from a contract with the U.S. Department of Defense for HIV vaccine discovery that expired in October 2007.

Excluding the impact of the one-time payment from Bayer in 2008, we expect our revenues for 2009 to increase compared to 2008 primarily due to collaborative research and development revenue we expect to receive in 2009 under our collaboration agreement with Astellas (revenues under this agreement in 2008 reflect only three months of revenues from Astellas). Our revenues may fluctuate substantially in 2009 based on the completion of any strategic transactions or new licensing or collaborative agreements and our receipt of any development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any strategic transaction or new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $46.3 million in 2008, $59.9 million in 2007 and $49.1 million in 2006.

The decrease in our research and development expenses from 2007 to 2008 was primarily related to reduced salaries, benefits and other operating expenses resulting from the cessation of operations in Denmark in the first quarter of 2008 and decreased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials. These decreases were partially offset by increases in stock compensation expenses.

The increase in our research and development expenses from 2006 to 2007 was primarily related to increased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates, the manufacture of MAXY-G34 and MAXY-VII product for clinical trials and increased salaries and benefits.

Stock compensation expenses included in research and development expenses increased from $3.0 million in 2007 to $4.5 million in 2008, primarily as a result of our issuance of restricted stock units in May 2008. These increases were partially offset by our cessation of research and development operations at Maxygen ApS, our wholly owned subsidiary in Denmark. There was no additional stock compensation related to the Danish employees during 2008.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2006	2007	2008
Collaborative projects and transition services related to technology and license revenue funded by third parties(1)	$9,906	$2,713	$3,579
Government grants	4,215	5,106	5,506
Internal projects	35,009	52,032	37,189

Total	$49,130	$59,851	$46,274

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

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

We expect our research and development expenses to decrease somewhat in the future based on our continued reduction in spending on our MAXY-G34 program. This decrease will be partially offset by research and development costs resulting from the preclinical development of our MAXY-4 product candidates, the cost of which will be shared by Astellas, and any recommencement or increase in development activities on our MAXY-G34 program.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, insurance premiums and professional expenses, such as external expenditures for legal and accounting services, and stock compensation expense. General and administrative expenses were $14.8 million in 2008, $15.0 million in 2007 and $17.6 million in 2006. Included in general and administrative expenses were stock-based compensation expenses of $3.6 million in 2008, $3.5 million in 2007 and $4.6 million in 2006.

The decrease in general and administrative expenses in 2008 compared to 2007 was primarily due to decreases in salaries and employee related costs, including lower expenditures on salaries and benefits related to the cessation of our operations in Denmark, offset in part by an increase in external legal and accounting costs in 2008.

The decrease in general and administrative expenses from 2006 to 2007 was primarily due to $1.1 million lower stock compensation expense resulting from consultant options granted in April 2006 which were fully amortized by April 2007 and an increased number of unvested options being cancelled in 2007 compared to 2006. The decrease also reflects lower expenditures on external consultants and market analysis.

Our general and administrative expenses during 2009 should be less than general and administrative expenses for 2008, depending on, among other things, the levels of share-based payments granted in 2009, the use of external consultants and market analysis, and expenditures for legal and accounting services.

Goodwill Impairment

In the second quarter of 2008, we performed an interim goodwill impairment test due to the significant decline of our stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to our MAXY-G34 product candidate and concluded that the carrying value of the net assets exceeded our fair value, based on quoted market prices of our common stock. Accordingly, we performed an additional analysis, as required by SFAS No. 142, which indicated that an impairment loss was probable because the implied fair value of goodwill that was recorded on our balance sheet was zero. As a result, we recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of our goodwill. We completed our determination of the fair value of the affected goodwill during the third quarter of 2008 and concluded that no revision of the estimated charge was required.

Restructuring Charges

We recognized charges of $5.2 in 2007 resulting from the cessation of operations at Maxygen ApS, our Danish subsidiary, and the consolidation of our operations in the United States, which we implemented beginning in November 2007. We recognized charges of $2.0 million in 2008, of which $0.8 million related to the cessation of operations at Maxygen ApS and $1.2 million related to the restructuring plan we implemented in October 2008 that will result in the termination of approximately 30% of our workforce. These charges primarily reflect one-time termination benefits for the affected employees of Maxygen, Inc. and Maxygen ApS and other costs associated with the closure of the Maxygen ApS facility, the disposal of remaining fixed assets and termination of various leases. The charge in 2007 also includes stock compensation expense of approximately $287,000 resulting from the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees. We completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We expect to complete the activities related to our current restructuring plan by April 2009. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion of these matters.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities, foreign currency gains or losses related to our Danish subsidiary, Maxygen ApS, gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Interest income	$8,394	$8,600	$4,476
Foreign exchange gains (losses)	145	(1,106)	432
Gains (losses) on disposal of equipment and interest (expense)	(15)	48	6

Total interest income and other income (expense), net	$8,524	$7,542	$4,914

The decrease from 2008 to 2007 was due to lower interest income resulting from significantly lower interest rates on a slightly higher average investment base partially offset by the $1.5 million swing in foreign exchange from a $1.1 million loss in 2007 to a $432,000 gain in 2008. The decrease from 2006 to 2007 reflects foreign exchange losses in 2007 offset by slightly higher interest income resulting from higher interest rates on a lower investment base.

Equity in Losses of Minority Investee

Equity in losses of minority investee reflects our share of the net loss of Codexis. In May 2006, we purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and we purchased approximately $400,000 of additional preferred stock. Subsequent to our investments in May and August 2006, we recorded losses of $1.0 million under the equity method of accounting and as of December 31, 2006, we had recorded losses equal to our investment basis in Codexis. We are not obligated to fund the operations or other capital requirements of Codexis. Accordingly, no additional equity losses have been recognized. As of December 31, 2008, our equity interest in Codexis was approximately 25% of its outstanding capital stock.

Gain on Sale of Equity Investment

On October 24, 2006, Amgen Inc. completed the acquisition of Avidia and Avidia became a wholly owned subsidiary of Amgen Inc. As a result of the acquisition, we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen Inc. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen Inc. of certain development activities. We reported an income tax provision of $140,000 attributable to federal alternative minimum taxes as a result of the gain on sale of our equity interests in Avidia. Accordingly, we recorded a gain net of taxes on disposal of this investment of approximately $17.7 million in the fourth quarter of 2006. See Note 12 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

No income tax expense was recorded from continuing operations for the years ended December 31, 2008 and 2007. Income tax expense from continuing operations for the year ended December 31, 2006 was $140,000. In 2006, we reported an income tax provision of $140,000 attributable to federal alternative minimum taxes as a result of the gain on the sale of our equity interests in Avidia. This amount has been netted against the gain on sale of our equity interests in Avidia and is reflected in gain on sale of equity investment in the Consolidated Statements of Operations. For 2007, there was no provision for U.S. federal, U.S. state, or foreign income taxes as we incurred operating losses for all jurisdictions or had sufficient operating losses to carry forward and to reduce any operating income to zero. For 2008, we will utilize prior year federal net operating loss carryforwards to reduce the federal taxable income to zero for regular tax purposes. However, for federal purposes, we will be subject to alternative minimum tax which will be fully offset by the refundable research credit claimed under the provisions in the Housing and Economic Recovery Act of 2008. In 2008 there was no provision for U.S. state as we had incurred operating losses and no provision for foreign income taxes as we generated operating income in a foreign jurisdiction that is not subject to tax.

Deferred tax assets and the associated valuation allowance decreased by $3.0 million in 2008 due primarily to decreases in deferred taxes related to fixed asset depreciation resulting from the disposal of fixed assets, foreign net operating loss carryforwards related to the cessation of operations in Denmark, state net operating losses carryforwards resulting from to an election to exclude certain entities from state filings and federal net operating loss carryforwards resulting from the use of federal net operating loss carryforwards. This decrease was offset in part by increases in deferred taxes related to deductible stock option compensation. Deferred tax assets and the associated valuation allowance increased by $5.5 million in 2007 due primarily to increases in federal and state net operating loss carryforwards and deferred taxes related to deductible stock option compensation, offset in part by the use of foreign net operating loss carryforwards.

As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $33.5 million, which expire in the years 2022 through 2027, and federal research and development tax credit carryforwards of approximately $2.7 million, which expire in the years 2012 through 2028. As of December 31, 2008, we had net operating loss carryforwards for state income tax purposes of approximately $38.6 million that expire in the years 2015 through 2028 and state research and development tax credits of approximately $2.8 million that have no expiration date. As a result of our decision to cease operations in Denmark, we have written off our net operating loss carryforwards in Denmark and therefore as of December 31, 2008, we had no net operating loss carryforwards for foreign income tax purposes.

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

Recent Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-6 is not expected to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB ratified the final consensus reached by the EITF on Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We are currently evaluating the effect that the adoption of EITF 07-1 will have on our consolidated results of operations and financial condition.

During 2008, we adopted the following accounting standards:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2008, we have adopted the provisions of SFAS 157 and measure our required financial assets and liabilities at fair value. We elected to delay the adoption of SFAS 157 for non-financial assets and non-financial liabilities. See Note 16 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants. We have also financed our operations through the sale or license of various assets. In July 2008, we received cash proceeds of $90 million from the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform and, in September 2008, we received an upfront fee of $10 million from Astellas under our co-development and commercialization agreement with Astellas for our MAXY-4 product candidates. As a result of the acquisition of Avidia by Amgen Inc., we received cash proceeds of approximately $17.8 million (before $140,000 of income taxes) in the fourth quarter of 2006 in exchange for our equity interests in Avidia. As of December 31, 2008, we had $206.5 million in cash, cash equivalents and marketable securities.

Net cash provided by operating activities was $59.4 million in 2008 and net cash used in operating activities was $41.4 million in 2007 and $22.1 million in 2006. The net cash provided by operating activities during 2008 was primarily due to the receipt of $90 million of cash from Bayer resulting from the sale of our hematology assets and the $10 million upfront payment received from Astellas. These amounts were offset in part by cash used to fund our operating expenses. For 2007 and 2006 the uses of cash in operating activities were primarily to fund losses from continuing operations. The $19.3 million increase in cash used in operating activities from 2006 to 2007 primarily relates to the timing of payments received from Roche under our prior collaboration agreements and the payments received under our license agreement with Codexis. For 2006, net cash used in operating activities includes the receipt of $12.0 million related to various milestone payments under our collaboration agreements with Roche.

Net cash provided by investing activities was $16.4 million in 2008, $66.5 million in 2007 and $40.7 million in 2006. The cash provided during 2006, 2007 and 2008 was primarily related to maturities of available-for-sale securities in excess of purchases. In addition, in 2006, we received cash proceeds of $17.8 million (before $140,000 of income taxes) from the sale of our equity interests in Avidia. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $2.0 million in 2008, $5.1 million in 2007 and $1.0 million in 2006. The cash provided during 2006, 2007 and 2008 relate to proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options by employees.

In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, we determined that the functional currency of our Danish operations is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income (loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. In 2008, there was no effect of exchange rate changes on cash and cash equivalents. The effect of exchange rate changes on cash and cash equivalents was an increase of $382,000 in 2007 and a reduction of $55,000 in 2006.

The following are contractual commitments as of December 31, 2008 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$1,435	$1,229	$206	$—	$—
Purchase obligations	594	572	22	—	—

Total	$2,029	$1,801	$228	$—	$—

As of December 31, 2008, we are eligible to receive up to $213.0 million in potential milestone and event based payments, including up to $160 million from Astellas based on the achievement of certain events related to the development and commercialization of our MAXY-4 program, up to $30 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. However, there can be no assurances that we will receive any milestone or event based payments under any of these agreements.

We believe that our current cash, cash equivalents and short-term investments, together with funding expected to be received from collaborators, licensors and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our failure to raise capital if and when needed may harm our business and operating results.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates and foreign currency exchange. To mitigate some foreign currency exchange rate risk, we from time to time enter currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including corporate obligations and money market funds. All investments and substantially all cash and cash equivalents are held in U.S. currency, with approximately 0.3% of cash and cash equivalents held in Danish kroner at December 31, 2008. As of December 31, 2008, 100% of our total portfolio was scheduled to mature in one year or less.

The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by average interest rates as of December 31, 2008 (dollars in thousands):

	Expected Maturity
	2009	2010
Cash and cash equivalents	$154,883	$—
Average interest rates	0.97%	—
Short-term investments	$51,600	$—
Average interest rates	2.16%	—

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2008, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2008 levels, the fair value of our portfolio would decline by approximately $2.0 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments. These investments are generally held to maturity, which averages one year or less and may not exceed two years. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2008, we held $51.6 million of commercial debt securities, with an average time to maturity of 144 days. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and the maturities of short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value.

Foreign Currency Exchange Risk

A portion of our operations previously consisted of research and development activities performed in Denmark by our wholly-owned subsidiary, Maxygen ApS. The functional currency of our Danish operations was its local currency through November 30, 2007. However, in November 2007, we implemented a plan to consolidate our research and development activities at our U.S. facilities in Redwood City, California, resulting in the cessation of research and development operations at Maxygen ApS. As a result, we reevaluated the functional currency for our Danish operations and determined that it is the U.S. dollar after November 30, 2007. In 2008, excluding stock compensation expenses, approximately 3% of our operating expenses related to Maxygen ApS. As a result, our financial results may be affected by changes in the foreign currency exchange rates of the Danish kroner and the euro. A decrease in the value of the U.S. dollar against the Danish kroner or the euro will result in an increase of our reported operating expenses. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we from time to time enter into cash flow hedging arrangements. Currency forward contracts are utilized in these hedging arrangements. Our hedging arrangements are intended to reduce, but may not always eliminate, the impact of foreign currency exchange rate movements. Gains and losses on these foreign currency investments are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us on the amounts hedged.

At December 31, 2007 we had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. We had no such foreign currency contracts outstanding at December 31, 2008. During 2007, we recognized $77,000 in foreign exchange losses from hedge contracts and, during 2008, we recognized $386,000 in foreign exchange gains from hedge contracts. These gains and losses were included with interest income and other income (expense), net.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxygen, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 10, 2009

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$77,130	$154,883
Short-term investments	68,683	51,600
Related party receivable	7,493	—
Accounts receivable and other receivables	1,383	3,526
Prepaid expenses and other current assets	2,683	1,201

Total current assets	157,372	211,210
Property and equipment, net	3,060	2,347
Goodwill	12,192	—
Deposits and other long-term assets	85	—

Total assets	$172,709	$213,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,871	$1,438
Accrued compensation	6,880	2,579
Accrued restructuring charges	4,413	1,114
Accrued project costs	3,787	3,435
Other accrued liabilities	1,250	1,235
Deferred revenue	—	6,175

Total current liabilities	19,201	15,976
Non-current deferred revenue	—	3,069
Other long-term liabilities	14	—
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2008	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 36,926,566 and 37,510,502 shares issued and outstanding at December 31, 2007 and 2008, respectively	4	4
Additional paid-in capital	423,541	434,210
Accumulated other comprehensive loss	(32)	(8)
Accumulated deficit	(270,019)	(239,694)

Total stockholders’ equity	153,494	194,512

Total liabilities and stockholders’ equity	$172,709	$213,557

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Collaborative research and development revenue	$20,544	$8,732	$4,387
Technology and license revenue (including amounts from related party: 2007—$8,286; 2008—$664)	—	9,786	91,248
Grant revenue	4,477	4,639	5,074

Total revenues	25,021	23,157	100,709
Operating expenses:
Research and development	49,130	59,851	46,274
General and administrative	17,559	14,951	14,845
Goodwill impairment	—	—	12,192
Restructuring charge	—	5,212	1,987

Total operating expenses	66,689	80,014	75,298

Income (loss) from operations	(41,668)	(56,857)	25,411
Interest income and other income (expense), net	8,524	7,542	4,914
Equity in net loss of minority investee	(1,000)	—	—
Gain on sale of equity investment	17,662	—	—

Net income (loss)	(16,482)	(49,315)	30,325

Basic net income (loss) per share	$(0.46)	$(1.34)	$0.82
Diluted net income (loss) per share	$(0.46)	$(1.34)	$0.81
Shares used in basic net income (loss) per share calculations	36,046	36,787	37,100
Shares used in diluted net income (loss) per share calculations	36,046	36,787	37,358

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	35,922,178	$3	$403,120	$(1,557)	$(204,222)	$197,344
Issuance of common stock upon exercise of options for cash and for services rendered	150,985	1	698	—	—	699
Issuance of common stock under employee stock purchase plan	46,815	—	309	—	—	309
Issuance of common stock under 401(k) employer matching contribution	37,932	—	325	—	—	325
Stock compensation expense for consultant options	—	—	914	—	—	914
Stock based compensation expense under SFAS 123(R)	—	—	5,829	—	—	5,829
Components of comprehensive loss:
Net loss	—	—	—	—	(16,482)	(16,482)
Currency translation adjustment	—	—	—	331	—	331
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	530	—	530

Comprehensive loss						(15,621)

Balance at December 31, 2006	36,157,910	4	411,195	(696)	(220,704)	189,799

Issuance of common stock upon exercise of options for cash and for services rendered	670,018	—	4,755	—	—	4,755
Issuance of common stock under employee stock purchase plan	54,383	—	387	—	—	387
Issuance of common stock under 401(k) employer matching contribution	44,255	—	368	—	—	368
Stock compensation expense for consultant options	—	—	560	—	—	560
Stock based compensation expense under SFAS 123(R)	—	—	6,171	—	—	6,171
Modification of a term of an employee stock option	—	—	105	—	—	105
Components of comprehensive loss:
Net loss	—	—	—	—	(49,315)	(49,315)
Currency translation adjustment	—	—	—	382		382
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	282	—	282

Comprehensive loss						(48,651)

Balance at December 31, 2007	36,926,566	4	423,541	(32)	(270,019)	153,494

Issuance of common stock upon exercise of options for cash and for services rendered	330,282	—	1,890	—	—	1,890
Issuance of common stock upon vesting of restricted stock units	68,619	—	(268)	—	—	(286)
Issuance of common stock under employee stock purchase plan	84,783	—	405	—	—	405
Issuance of common stock under 401(k) employer matching contribution	100,252	—	459	—	—	459
Stock compensation expense for consultant options	—	—	44	—	—	44
Stock based compensation expense under SFAS 123(R)	—	—	8,139	—	—	8,139
Components of comprehensive loss:
Net loss	—	—	—	—	30,325	30,325
Change in unrealized gain on available-for-sale securities	—	—	—	24	—	24

Comprehensive loss	—	—	—	—	—	30,349

Balance at December 31, 2008	37,510,502	$4	$434,210	$(8)	$(239,694)	$194,512

See accompanying notes.

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2007	2008
Operating activities
Net income (loss)	$(16,482)	$(49,315)	$30,325
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,294	1,671	1,447
Goodwill impairment	—	—	12,192
Equity in losses of minority investee	1,000	—	—
Gain on sale of equity investment	(17,662)	—	—
Non-cash stock compensation	6,154	6,644	8,598
Common stock issued and stock options granted to consultants for services rendered and for certain technology rights	914	560	44
Changes in operating assets and liabilities:
Related party receivable	—	(7,493)	(2,143)
Accounts receivable and other receivables	1,977	2,716	7,493
Prepaid expenses and other current assets	783	450	1,482
Deposits and other assets	249	—	85
Accounts payable	895	436	(1,433)
Accrued compensation	385	2,172	(4,301)
Accrued restructuring charges	—	4,413	(3,299)
Accrued project costs	224	2,380	(352)
Other accrued liabilities	(383)	(301)	(29)
Taxes payable	140	(140)	—
Deferred revenue	(2,592)	(5,593)	9,244

Net cash provided by (used in) operating activities	(22,104)	(41,400)	59,353

Investing activities
Purchases of available-for-sale securities	(146,046)	(179,619)	(81,948)
Maturities of available-for-sale securities	171,587	247,590	99,055
Investment in minority investee	(1,000)	—	—
Acquisition of property and equipment	(1,488)	(1,469)	(734)
Proceeds from the sale of Avidia	17,662	—	—

Net cash provided by investing activities	40,715	66,502	16,373

Financing activities
Proceeds from issuance of common stock	1,008	5,142	2,027

Net cash provided by financing activities	1,008	5,142	2,027

Effect of exchange rate changes on cash and cash equivalents	(55)	382	—

Net increase (decrease) in cash and cash equivalents	19,564	30,626	77,753
Cash and cash equivalents at beginning of period	26,940	46,504	77,130

Cash and cash equivalents at end of period	$46,504	$77,130	$154,883

Supplemental Cash Flow Information
Cash paid during the period for interest	$15	$—	$—
Cash paid during the period for income taxes	$—	$140	$—

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 7, 1996. The Company is a biotechnology company engaged in the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. The Company began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. Since then, the Company has established a focus in human therapeutics, particularly on the development and commercialization of optimized protein pharmaceuticals.

The Company is currently evaluating its strategic alternatives with respect to all aspects of its business, including a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions, and has retained a financial advisor to assist it in this process.

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”).

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company accounts for its investment in Codexis under the equity method of accounting. In May 2006, the Company purchased $600,000 of secured subordinated convertible promissory notes and, in August 2006, the notes and accrued interest were converted into Codexis preferred stock and the Company purchased approximately $400,000 of additional preferred stock. Subsequent to its investments in May and August 2006, the Company recorded losses of $1.0 million in 2006 under the equity method of accounting and, at December 31, 2006, had recorded losses equal to its investment basis in Codexis. The Company’s investment basis in Codexis as of December 31, 2007 and 2008 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2008, the Company’s equity interest in Codexis was approximately 25%.

Foreign Currency Translation

The functional currency of Maxygen ApS was the Danish kroner through November 30, 2007. Assets and liabilities of Maxygen ApS were translated at current exchange rates. Revenues and expenses were translated at average exchange rates in effect during the period. Gains and losses from currency translation were included in accumulated other comprehensive loss. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, the Company reevaluated the functional currency for its Danish operations and determined that it is the U.S. dollar after November 30, 2007. After November 30, 2007, nonmonetary assets and liabilities which are denominated in currencies other than the U.S. dollar have been remeasured into U.S. dollars at historical exchange rates beginning with the November 30, 2007 exchange rates. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive loss. Currency transaction gains or losses are included in interest income and other income (expense), net.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. Revenue of $1.5 million has been reclassified from collaborative research and development revenue to technology and license revenue (including related party) for the year ended December 31, 2007 on the Consolidated Statements of Operations. This reclassification did not have any effect on net loss, total assets or total liabilities and stockholders’ equity or cash used or provided by operating activities, investing activities or financing activities.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturity dates of three months or less, as of the date of purchase, to be cash equivalents. Cash equivalents include marketable debt securities, government and corporate debt obligations. Short-term investments include government and corporate debt obligations.

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

Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company in some instances has entered into foreign currency forward exchange contracts that expire within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The Company accounts for derivative instruments under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and evaluating effectiveness of hedging relationships.

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

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. At December 31, 2008, the Company had no foreign currency contracts outstanding. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During 2008, the Company recognized $386,000 of foreign exchange gains from the hedge contracts which were included with interest income and other income (expense), net. During 2007, the Company recognized $77,000 in foreign exchange losses from hedge contracts and these losses were included with interest income and other income (expense), net.

As a matter of policy, the Company has only entered into contracts with counterparties that have at least an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is low and in any event would not be material. Costs associated with entering into such contracts have not been material to the Company’s financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments and accounts receivable. The Company is exposed to credit risks in the event of default by the financial issuers or collaborators to the extent of the amount recorded on the balance sheet. A portion of the Company’s accounts receivable balance at December 31, 2007 and 2008 consisted of balances due from government agencies. Each grant agreement is subject to funding approvals by the U.S. government. Certain grant agreements provide an option for the government to audit the amount of research and development expenses, both direct and indirect, that have been submitted to the government agency for reimbursement. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

Property and Equipment

Property and equipment, including the cost of purchased software, are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets (generally three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. In connection with the cessation of operations at Maxygen ApS, the Company determined that the remaining useful lives of certain of the fixed assets at Maxygen ApS had been shortened to three months for equipment and to six months for leasehold improvements at November 30, 2007. The remaining book value of these assets is depreciated over the shorter estimated remaining useful lives and the depreciation expense is reflected in research and development expenses on the Consolidated Statements of Operations.

Goodwill

Beginning on January 1, 2002, goodwill is no longer amortized and instead is tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate that it may be impaired, using a two step methodology as required by SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company operates one reporting unit, that is, its human therapeutics segment. If the fair value of the reporting unit exceeds its carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step in which the Company determines the implied fair value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Intangible assets with definite useful lives must be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When the Company conducts its impairment tests for goodwill, factors that are considered important in determining whether impairment might exist include existing product portfolio, product development cycle, development expenses, potential royalties and product sales, costs of goods and selling expenses and overall product lifecycle. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other external events, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s Consolidated Statements of Operations.

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

Revenue Recognition

The Company has generally recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are accounted for under the provisions of Staff Accounting Bulletin No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Non-refundable upfront payments received in connection with collaboration agreements, including license fees, and technology advancement funding that is intended for the development of the Company’s core technologies, are deferred upon receipt and recognized as revenue over the period of delivery of the undelivered element, typically the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the upfront payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to vary significantly from period to period, the Company recognizes the upfront payments based upon the actual amount of research and development efforts incurred relative to the amount of the total expected effort to be incurred by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates in both the remaining time period and the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.

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

The following table presents the Company’s approximate research and development expenses by funding category (in thousands):

	Year Ended December 31,
	2006	2007	2008
Collaborative projects and transition services related to technology and license revenue funded by third parties(1)	$9,906	$2,713	$3,579
Government grants	4,215	5,106	5,506
Internal projects	35,009	52,032	37,189

Total	$49,130	$59,851	$46,274

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

Accounting for Clinical Trial Costs

The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with SFAS No. 2, “Accounting for Research and Development Costs.” Clinical study costs are a significant component of research and development expenses. Most of the Company’s clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages plus pass through costs:

•	start-up—initial setting up of the trial;

•	site and study management of the trial; and

•	close down and reporting of the trial.

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

Restructuring Charges

In October 2008, the Company implemented a restructuring plan that will result in the termination of approximately 30% of its workforce, with staggered terminations through the end of April 2009. In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California. The consolidation resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark. In connection with these restructuring and consolidation plans, the Company recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when the Company ceases to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employer’s Accounting for Post-employment Benefits.” A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated.

Stock-Based Compensation

As of December 31, 2008, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan; the 2000 International Stock Option Plan (the “International Plan”); and the 2000 Non-Officer Stock Option Plan. These stock plans generally provide for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which has replaced the 1997 Plan as to future awards, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. The International Plan was also terminated as to future awards as a result of the cessation of operations at Maxygen ApS. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company common stock.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”). The fair value of stock options and ESPP shares is estimated using the Black-Scholes-Merton option valuation model. This model requires the input of subjective assumptions in applying SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The Company has adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the years ended December 31, 2006, 2007 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. Under this method of implementation, no restatement of prior periods has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the Consolidated Statements of Operations for the year ended December 31, 2006, 2007 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Employee stock options	$5,742	$5,804	$4,731
Restricted stock units	—	—	3,213
Consultant options	914	666	44
ESPP	87	80	194

Stock-based compensation expense before income taxes	$6,743	$6,550	$8,182

Income tax benefit	—	—	—

Total stock-based compensation expense after income taxes	$6,743	$6,550	$8,182

The implementation of SFAS 123(R) increased basic and fully diluted loss per share from continuing operations by $0.16, $0.16 and $0.21 for the years ended December 31, 2006, 2007 and 2008, respectively. SFAS 123(R) did not have an impact on cash flows from operations during the years ended December 31, 2007 and 2008.

For the years ended December 31, 2006, 2007 and 2008, stock-based compensation expense related to the grant of stock options to consultants was allocated as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Research and development	$12	$236	$44
General and administrative	902	430	—

Stock-based compensation expense before income taxes	$914	$666	$44

Income tax benefit	—	—	—

Total stock-based compensation expense after income taxes	$914	$666	$44

In connection with the cessation of the Company’s operations in Denmark and the consolidation of its operations in the United States, the Company recorded stock compensation expense of $287,000 in 2007 as part of the restructuring charge. This expense resulted from the extension of the exercise period of certain stock options held by affected employees of Maxygen ApS, as required under Danish law in connection with the termination of such employees.

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

The Company also examines its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified no discernable activity patterns other than the employee populations for its U.S. and former Danish operations. The Company uses the Black-Scholes-Merton option pricing model to value the options for each of the employee populations.

The weighted average assumptions used in the model for each employee population are outlined in the following table:

Year Ended December 31,
	2006		2007		2008
	U.S. Employees	Danish Employees	U.S. Employees	Danish Employees	U.S. Employees	Danish Employees(1)
Expected dividend yield	0%	0%	0%	0%	0%	—
Risk-free interest rate range—Options	4.30% to 5.11%	4.34% to 5.17%	3.81% to 4.90%	4.76% to 4.97%	2.75% to 3.33%	—
Risk-free interest rate range—ESPP	3.20% to 5.05%	—	4.74% to 5.09%	—	1.62% to 4.98%	—
Expected life—Options	5.13 years	2.4 years	5.70 years	2.4 years	5.72 years	—
Expected life—ESPP	0.48 years to 0.92 years	—	0.50 years to 0.94 years	—	0.08 years to 1.0 years	—
Expected volatility—Options	52.43% to 56.42%	44.38% to 45.78%	50.93% to 52.96%	44.88% to 45.99%	50.61% to 59.33%	—
Expected volatility—ESPP	42.97% to 51.05%	—	44.76% to 48.31%	—	43.36% to 106.98%	—

(1)	As the result of cessation of research and development operations at Maxygen ApS, no options were granted to Danish employees during 2008.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	10,891,770	$13.20
Granted	1,399,116	$5.65
Exercised	(330,282)	$5.72
Canceled	(1,635,075)	$11.80
Expired	(61,000)	$10.52

Options outstanding at December 31, 2008	10,264,529	$12.65	4.95	$10,235
Options vested and expected to vest at December 31, 2008	10,224,937	$12.67	4.93	$10,142
Options exercisable at December 31, 2008	8,303,991	$13.97	4.11	$6,081

The intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $594,000, $2.5 million and $870,000, respectively. The estimated fair value of shares vested during the years ended December 31, 2006, 2007 and 2008 was $11.1 million, $12.9 million and $11.9 million, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2008 was $5.65. At December 31, 2008, the Company had $9.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 2.41 years. Cash received from stock option exercises and purchases under the ESPP was $2.0 million during the year ended December 31, 2008.

The following table summarizes outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$ 0.30 – $ 6.74	1,199,533	7.46	$4.71	419,680	$4.52
$ 6.88 – $ 7.29	1,330,235	5.63	$7.13	1,089,992	$7.10
$ 7.40 – $ 7.89	1,787,514	5.44	$7.63	1,461,526	$7.61
$ 7.92 – $ 9.55	1,273,580	6.58	$8.66	898,778	$8.74
$ 9.60 – $10.64	1,241,554	4.78	$10.43	1,063,773	$10.39
$10.69 – $12.17	1,293,804	4.55	$11.47	1,231,933	$11.47
$12.29 – $19.40	1,188,391	2.44	$14.10	1,188,391	$14.10
$21.56 – $56.88	907,252	1.62	$47.30	907,252	$47.30
$59.81 – $59.81	42,666	1.61	$59.81	42,666	$59.81

	10,264,529	4.95	$12.65	8,303,991	$13.97

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under its 2006 Equity Incentive Plan representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over two years. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the year ended December 31, 2008, the Company recognized $3.2 million in stock-based compensation expenses related to these restricted stock unit awards. At December 31, 2008, the unrecognized compensation cost related to these awards was $4.7 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on May 3, 2010 for all but one grant of restricted stock units that vests in full on December 31, 2009.

A summary of the changes in restricted stock units outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Purchase Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Units outstanding at January 1, 2008	—	$—
Awarded	1,283,000	—
Vested	(107,000)	—
Forfeited	(168,500)	—

Units outstanding at December 31, 2008	1,007,500	$—	1.09	$8,987
Units vested and expected to vest at December 31, 2008	986,009	$—	1.08	$8,795
Units exercisable at December 31, 2008	—	$—	—	$—

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase common stock at a discount, through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. During the year ended December 31, 2008, 84,783 shares of common stock were purchased pursuant to the ESPP. The weighted average fair value of purchase rights granted during the year ended December 31, 2008 was $2.29. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes-Merton model. For the year ended December 31, 2008, ESPP compensation expense was $194,000.

Valuation and Expense Information under SFAS 123(R)

For the years ended December 31, 2006, 2007 and 2008, stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS 123(R) and stock-based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Research and development	$2,128	$3,000	$4,539
General and administrative	4,615	3,550	3,643
Restructuring charge	—	287	—

Stock-based compensation expense before income taxes	6,743	6,837	8,182
Income tax benefit	—	—	—

Total stock-based compensation expense after income taxes	$6,743	$6,837	$8,182

There was no capitalized stock-based employee compensation cost as of December 31, 2008. There were no recognized tax benefits during the year ended December 31, 2008.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2007	2008
Numerator:
Net income (loss)	$(16,482)	$(49,315)	$30,325

Denominator:
Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share	36,046	36,787	37,100
Effect of dilutive securities	—	—	258

Weighted-average shares used in computing diluted net income (loss) per share	36,046	36,787	37,358

Basic net income (loss) per share	$(0.46)	$(1.34)	$0.82
Diluted net income (loss) per share	$(0.46)	$(1.34)	$0.81

The total number of shares excluded from the calculations of diluted net income (loss) per share, prior to application of the treasury stock method, was approximately 10,686,000 options at December 31, 2006, 10,892,000 options at December 31, 2007 and approximately 10,265,000 options and 1,008,000 restricted stock units at December 31, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The following table presents comprehensive income (loss) and its components (in thousands):

	December 31,
	2006	2007	2008
Net income (loss)	$(16,482)	$(49,315)	$30,325
Changes in unrealized gains (losses) on securities available-for-sale	530	282	24
Changes in foreign currency translation adjustments	331	382	—

Comprehensive income (loss)	$(15,621)	$(48,651)	$30,349

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2006	2007	2008
Unrealized gain on available-for-sale securities	$46	$220	$258
Unrealized losses on available-for-sale securities	(108)	—	(14)
Foreign currency translation adjustments	(634)	(252)	(252)

Accumulated other comprehensive loss	$(696)	$(32)	$(8)

Recent Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-6 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated results of operations and financial condition.

In December 2007, the FASB ratified the final consensus reached by the EITF on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of EITF 07-1 will have on its consolidated results of operations and financial condition.

During 2008, the Company adopted the following accounting standards:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and liabilities and measures its required financial assets and liabilities at fair value. The Company elected to delay the adoption of SFAS 157 for such non-financial assets and non-financial liabilities. See Note 16.

2. Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,883	$—	$—	$154,883
Commercial paper	19,176	72	—	19,248
Corporate bonds	1,504	—	(4)	1,500
U.S. government agency securities	30,676	186	(10)	30,852

Total	206,239	258	(14)	206,483
Less amounts classified as cash equivalents	(154,883)	—	—	(154,883)

Total investments	$51,356	$258	$(14)	$51,600

The Company’s cash equivalents and investments as of December 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$77,130	$—	$—	$77,130
Commercial paper	43,704	211	—	43,915
Corporate bonds	13,569	5	—	13,574
U.S. government agency securities	11,190	4	—	11,194

Total	145,593	220	—	145,813
Less amounts classified as cash equivalents	(77,130)	—	—	(77,130)

Total investments	$68,463	$220	$—	$68,683

Realized gains or losses on the maturity of available-for-sale securities for 2006, 2007 and 2008 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized gains of $530,000, $282,000 and $24,000 in 2006, 2007 and 2008. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $14,000 are other than temporary.

At December 31, 2008, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$51,356	$51,600
Due after one year through two years	—	—

	$51,356	$51,600

The following table provides the gross unrealized losses and the fair market value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt obligations	$1,500	$4	$—	$—	$1,500	$4
U.S. government agency securities	7,625	10	—	—	7,625	10

Total	$9,125	$14	$—	$—	$9,125	$14

3. Sale of Hematology Assets and Grant of Licenses to Bayer HealthCare LLC

In July 2008, the Company sold its hematology assets, including MAXY-VII, the Company’s factor VIIa program, and its assets related to factor VIII and factor IX, and granted certain licenses to the Company’s MolecularBreeding™ technology platform to Bayer HealthCare LLC (“Bayer”) for aggregate cash proceeds of $90 million. The Company recognized these proceeds in 2008 as technology and license revenue. The Company is also eligible to receive future cash milestone payments of up to an additional $30 million based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII. The milestone payment is also subject to the satisfaction of certain patent related conditions with half of the potential $30 million milestone payment subject to the satisfaction of certain patent related conditions in the United States and the remaining half of the potential milestone payment subject to the satisfaction of similar patent related conditions in certain European countries. The failure to satisfy these patent related conditions could reduce the potential milestone payment by 25%, 50% or 75%, or could result in no payment of the potential milestone payment.

4. Collaborative Agreements

During 2006, 2007 and 2008, the Company recognized revenue from three collaborative agreements. These agreements typically include, or included, upfront licensing fees, technology advancement fees and research funding, as well as the potential to earn milestone payments and royalties on future product sales or cost savings. The agreements generally require, or required, the Company to devote a specified number of full-time equivalent employees to the research efforts over defined research terms ranging from three to five years. Total revenue recognized under these collaboration agreements was $20.5 million in 2006, $8.7 million in 2007 and $4.4 million in 2008.

Astellas (MAXY-4)

In September 2008, the Company entered into a co-development and collaboration agreement with Astellas Pharma Inc. (“Astellas”), relating to the development and commercialization of the Company’s MAXY-4 product candidates for autoimmune diseases and transplant rejection. Under the agreement, the Company received an upfront fee of $10 million and is eligible to receive future milestone payments totaling $160 million. Astellas will also be responsible for payment of the first $10 million of certain preclinical development costs that would otherwise be shared by the parties. In 2008, the Company recognized $1.7 million of the $10 million upfront fee and $2.7 million earned as net reimbursement of our research and development activities under this agreement.

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

Roche (MAXY-alpha)

In May 2003, the Company formed a broad strategic alliance with Roche to collaborate on the global development and commercialization of the Company’s portfolio of next-generation interferon alpha and beta variants for a wide range of indications. The collaboration had been initially focused on the development of lead candidates for the treatment of hepatitis C virus and hepatitis B virus infections.

Roche had licensed from the Company worldwide commercialization rights to specific novel interferon product candidates for the treatment of hepatitis C virus and hepatitis B virus infections. The Company received an initial payment and research and development funding for the first two years of the collaboration. In addition, the Company had been eligible to receive milestone payments and royalties based on product sales. The funded research term of this collaboration ended in December 2005. In 2006, Roche initiated a Phase Ia clinical trial in New Zealand to evaluate our MAXY-alpha product candidate and the Company received a $2.0 million milestone payment in connection with the commencement of such clinical trials. The Company and Roche agreed to terminate this agreement in November 2007.

5. Technology Licenses and Research Agreements

The Company has entered into several research agreements to fund research at universities and other collaborators. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of the service. Expenses under these agreements were approximately $3.1 million in 2006, $4.1 million in 2007 and $3.7 million in 2008.

6. Properties and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2008
Leasehold improvements	$4,158	$3,427
Machinery and laboratory equipment	16,645	11,662
Computer equipment and software	2,973	2,380
Furniture and fixtures	1,244	1,254

	25,020	18,723
Less accumulated depreciation and amortization	(21,960)	(16,376)

Property and equipment, net	$3,060	$2,347

7. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2010. Prior to February 2009, the facilities leases also included scheduled rent increases that were recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2010.

Minimum annual rental commitments under operating leases are as follows (in thousands):

Year Ending December 31,
2009	$1,801
2010	228
Thereafter	—

$2,029

Total rent expense was $2.0 million in 2006, $2.2 million in 2007 and $1.5 million in 2008.

8. Stockholders’ Equity

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

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan, but beginning in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) yearly contribution or (ii) 6% of the employee’s yearly base salary. The matching contribution is made in the form of newly issued shares of Company common stock as of each June 30 and December 31. All matching contributions vest immediately. The Company may discontinue such matching contributions at any time. The fair value of the Company’s matching contribution to the 401(k) Plan was $325,000 in 2006, $368,000 in 2007 and $459,000 in 2008.

2006 Equity Incentive Plan

The Company’s stockholders approved the 2006 Plan on May 30, 2006. The 2006 Plan replaced the 1997 Plan. The 2006 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents to employees (including officers), directors and consultants of the Company and its subsidiaries and affiliates. No equity awards may be granted under the 2006 Plan after February 7, 2016. The maximum term of the options granted under the 2006 Plan is ten years. Options granted under the 2006 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. Restricted stock units granted under the 2006 Plan vest pursuant to a vesting schedule determined by the administrator of the plan, generally over a two-year period at a rate of 25% at the end of the first year and 75% at the end of the second year. The 2006 Plan does not provide for annual increases in the number of shares available for issuance under the 2006 Plan. At December 31, 2008, 4,408,972 shares remained available for future awards under the 2006 Plan.

1997 Stock Option Plan

The Company’s stockholders originally approved the 1997 Plan on March 30, 1997. The 1997 Plan, which was scheduled to expire in March 2007, was replaced by the 2006 Plan. The maximum term of the options granted under the 1997 Plan is ten years. Options granted under the 1997 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of each year for grants made prior to January 1, 2002 and for grants made after January 1, 2002, over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. In connection with the stockholder approval of the 2006 Plan, shares available for future awards under the 1997 Plan were transferred to the 2006 Plan and the 1997 Plan was terminated as to future awards. As a result, no shares remained available for future awards under the 1997 Plan at December 31, 2008.

1999 Nonemployee Directors Stock Option Plan

The Company’s stockholders approved the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”) on December 14, 1999. There are a total of 300,000 shares of common stock reserved for issuance under the Directors’ Plan. Under the Directors’ Plan, each nonemployee director is automatically granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date upon which such person first becomes a director. At the first board meeting immediately following each annual stockholders’ meeting, each non-employee director is automatically granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the Directors’ Plan is equal to the fair market value of the common stock on the date of grant. Options have a term of ten years. Generally, each initial grant under the Directors’ Plan vests as to 25% of the shares subject to the option at the end of each year. Each subsequent grant generally vests in full one year after the date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2008, 35,000 shares remained available for future option grants under the Directors’ Plan.

2000 International Stock Option Plan

The board of directors adopted the 2000 International Stock Option Plan (the “International Plan”) on April 10, 2000 and amended it on March 1, 2001. The International Plan has not been approved by the Company’s stockholders, as no such approval is required. As a result of the cessation of research and development operations at Maxygen ApS, the Company has discontinued the International Plan as to future awards. As a result, no shares remained available for future awards under the 1997 Plan at December 31, 2008.

2000 Non-Officer Employee Stock Option Plan

The board of directors adopted the 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”) on December 6, 2000. The Non-Officer Plan has not been approved by the Company’s stockholders, as no such approval is required. Under the Non-Officer Plan, the board of directors may issue nonqualified stock options to employees (other than executive officers and stockholders owning 10% or more of the Company’s common stock) and consultants of the Company or any of its affiliates. No options may be granted under the Non-Officer Plan after December 6, 2010. Under the Non-Officer Plan, nonstatutory options may be granted at prices not lower than 85% of fair value at the date of grant (except in the case of replacement options in the context of acquisitions), as determined by the board of directors. The maximum term of the options granted under the Non-Officer Plan is ten years. Options granted under the Non-Officer Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan, generally over a four-year period at a rate of 25% at the end of each year for grants made prior to January 1, 2002, or for grants made after January 1, 2002, over a four-year period at a rate of 25% at the end of the first year and monthly for the three years thereafter. In addition, a number of grants made in 2003 vest over three years, 16.67% on July 1, 2003 and monthly for the two and a half years thereafter. The Non-Officer Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. At December 31, 2008, 910,975 shares remained available for future option grants under the Non-Officer Plan.

Activity under the 2006 Plan, the 1997 Plan, the Directors’ Plan, the International Plan and the Non-Officer Plan was as follows:

		Options and Awards Outstanding
	Shares Available	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at January 1, 2006	7,936,226	9,401,599	$16.13
Shares authorized	1,903,875	—	—
Options granted	(2,157,836)	2,157,836	$7.81
Options exercised	—	(150,903)	$4.62
Options canceled	708,422	(709,922)	$38.57
Options expired	12,150	(12,150)	$12.18

Balance at December 31, 2006	8,402,837	10,686,460	$13.13
Shares authorized	469,752	—	—
Options granted	(1,960,730)	1,960,730	$10.00
Options exercised	—	(670,018)	$7.10
Options canceled	1,035,651	(1,035,651)	$10.59
Options expired	49,751	(49,751)	$8.11

Balance at December 31, 2007	7,997,261	10,891,770	$13.20
Shares authorized	258,485	—
Options/RSUs granted	(2,682,116)	2,682,116	$2.95
Options exercised/RSUs vested	—	(437,282)	$4.32
Options/RSUs canceled	1,841,956	(1,803,575)	$10.70
Options expired	61,000	(61,000)	$10.52

Balance at December 31, 2008	7,476,586	11,272,029	$11.52

1999 Employee Stock Purchase Plan

The Company’s stockholders approved the ESPP on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The ESPP will terminate in September 2019, unless terminated earlier in accordance with the provisions of the ESPP. The initial offering period commenced on December 16, 1999 and the first purchase under the ESPP occurred on September 29, 2000 when 67,540 shares of common stock were purchased. In 2006, 2007 and 2008, 46,815 shares, 54,383 shares and 84,783 shares of common stock were purchased pursuant to the ESPP, respectively. The weighted average fair value of purchase rights granted during the year was $1.92 in 2006, $0.48 in 2007 and $2.29 in 2008. At December 31, 2008, 1,309,021 shares remained available for purchase under the ESPP.

Fair value disclosures

Options granted to consultants are periodically re-valued as they vest in accordance with SFAS 123(R) and FASB Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to

Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes-Merton model and the following weighted-average assumptions for 2006: estimated volatility of 0.52 to 0.54, risk-free interest rates of 4.52% to 5.15%, no dividend yield, and an expected life of 5.13 years; for 2007: estimated volatility of 0.51 to 0.53, risk-free interest rates of 4.54% to 4.92%, no dividend yield, and an expected life of 5.70 years; and for 2008: estimated volatility of 0.54, risk-free interest rates of 2.91%, no dividend yield, and an expected life of 3.0 years. The Company recorded total compensation expense of $914,000 in 2006, $666,000 in 2007 and $44,000 in 2008 related to the Black-Scholes-Merton revaluation of options grants to consultants. There was no stock compensation expense relating to the acceleration of stock options for 2006, 2007 or 2008.

Common Stock

At December 31, 2008, the Company had reserved shares of common stock for future issuance as follows:

2006 Equity Incentive Plan	5,973,330
2000 Non-Officer Employee Stock Option Plan	4,027,647
2000 International Stock Option Plan	3,143,072
1999 Employee Stock Purchase Plan	1,309,021
1999 Nonemployee Directors Stock Option Plan	300,000
1997 Stock Option Plan	5,304,566

20,057,636

9. Income Taxes

Worldwide income (loss) from continuing operations before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
United States	$1,807	$(15,155)	$(4,504)
Foreign	(18,289)	(34,160)	34,829

Loss from continuing operations	$(16,482)	$(49,315)	$30,325

In 2008, the Company will utilize prior year federal net operating loss carryforwards to reduce the federal taxable income to zero for regular tax purposes. However, for federal purposes, the Company will be subject to alternative minimum tax which will be fully offset by the refundable research credit claimed under the provisions in the Housing and Economic Recovery Act of 2008. No income tax expense was recorded from continuing operations for the year ended December 31, 2007. Income tax expense from continuing operations for the year ended December 31, 2006 was $140,000. In 2006, the Company utilized prior year federal net operating loss carry forwards to reduce the federal taxable income to zero for regular tax purposes. However, for federal purposes, the Company is subject to alternative minimum tax and has reported an income tax provision of $140,000 in 2006. This amount has been netted against the gain on sale of the Company’s equity interests in Avidia Inc. (“Avidia”) and is reflected in gain on sale of equity investment in the Consolidated Statements of Operations. In 2008, the Company generated income from continuing operations in a foreign jurisdiction, however, no income tax expense was recorded as there are no taxes in this foreign jurisdiction.

During 2007, the Company’s total deferred tax assets increased by $5.5 million due primarily to increases in federal and state net operating loss carryforwards and deferred taxes related to deductible stock option compensation, offset in part by the use of foreign net operating loss carryforwards. During 2008, the Company’s total deferred tax assets decreased by $3.0 million due to decreases of future excess tax depreciation due to the disposal of assets relating to the Company’s cessation of operations in Denmark, decreases in state and foreign net operating losses and use of federal net operating losses, offset in part by increases in deferred taxes related to deductible stock option compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2008
Net operating loss carryforwards	$17,824	$13,566
Research credits	5,335	5,791
Capitalized research	2,067	2,366
Investment in subsidiary	4,119	4,387
Stock based compensation	7,406	10,556
Other	5,587	2,698

Total deferred tax assets	42,338	39,364
Valuation allowance	(42,338)	(39,364)

Net deferred tax assets and liabilities	$—	$—

The valuation allowance increased by $5.5 million in 2007 and decreased by $3.0 million in 2008. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered future earnings, future taxable income, and the scheduled reversal of deferred taxes in making this assessment. Based on this assessment, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2007 and 2008.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33.5 million, which expire in the years 2022 through 2027 and federal research and development tax credit carryforwards of approximately $2.7 million, which expire in the years 2012 through 2028. As of December 31, 2008, the Company had net operating loss carryforwards for state income tax purposes of approximately $38.6 million that expire in the years 2015 through 2028 and state research and development tax credits of approximately $2.8 million that have no expiration date. As a result of the Company’s decision to cease operations in Denmark, it has written off its net operating loss carryforwards in Denmark and therefore, as of December 31, 2008, the Company had no net operating loss carryforwards for foreign income tax purposes.

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

The Company has not provided for U.S. federal income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008 because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

	December 31,
	2006	2007	2008
U.S. federal taxes (benefit)
At statutory rate	$(5,720)	$(17,260)	$10,614
State taxes (net of federal)	(533)	(1,850)	(37)
Alternative minimum taxes	140	—	—
Stock related deductions	(208)	(33)	48
Unbenefited foreign losses	5,610	14,314	244
Lower tax rates in other jurisdictions	—	—	(13,043)
Other	(232)	(242)	786
Foreign deferred tax adjustments	—	—	4,799
Unbenefited losses	1,083	5,071	(3,411)

Total	$140	$—	$—

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2008, the Company had a liability for unrecognized tax benefits of approximately $1.9 million (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Consolidated Statements of Operations. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the year ended December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2008. Additionally, the Company is subject to various international tax examinations for the calendar tax years ending 2003 through 2008. Danish tax authorities are currently auditing the Company’s Danish tax filings for the years 2003 through 2006. The Company does not believe that there will be any material tax exposure as a result of this audit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Amount (in thousands)
Balance at January 1, 2007	$5,590
Increases (decrease) related to prior year tax positions	—
Increases related to current year tax positions	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Balance at December 31, 2007	5,590

Increases (decrease) related to prior year tax positions	(3,678)
Increases related to current year tax positions	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Balance at December 31, 2008	$1,912

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

On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases have been related before the Honorable James L. Robart. On July 25, 2008, both the underwriter defendants and most of the various issuer nominal defendants (including the Company) filed motions to dismiss the various Section 16(b) lawsuits. A hearing on the motions was held in January 2009, but the court has not yet rendered a decision on these motions. As the Simmonds action seeks no relief against the Company, the Company does not believe that these claims will have a material effect on its business.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

11. Segment Information

The Company’s operations were originally focused on the application of its MolecularBreeding™ directed evolution platform and other technologies to the development of multiple products in a broad range of industries, including human therapeutics, chemicals and agriculture. In August 2000, to complement and expand the Company’s human therapeutics operations, it established a Danish subsidiary, Maxygen ApS, through the acquisition of ProFound Pharma A/S, a privately held Danish biotechnology company. In 2002, the Company formed two wholly owned subsidiaries, Codexis, Inc. and Verdia, Inc., to operate its chemicals and agriculture businesses (which were also operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”)).

During the past several years, the Company shifted its primary focus to the development of next-generation protein pharmaceuticals. In 2004, the Company sold Verdia to Pioneer Hi-Bred International, Inc., a wholly owned subsidiary of E.I. du Pont de Nemours and Company, for $64 million in cash. Codexis received financing from third party investors and operated as an independent subsidiary beginning in September 2002 and, in February 2005, the Company’s voting rights in Codexis were reduced below 50%.

Since February 2005 (subsequent to the disposition of the Company’s agriculture and chemicals segments), the Company’s focus has principally been in the field of human therapeutics. As such, the Company has determined that, in accordance with SFAS 131, it operates in one segment, because operating results are reported only on an aggregate basis to the Company’s chief operating decision makers.

Geographic Information

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to countries based on the location of collaborators. Long-lived assets include property and equipment and intangible assets.

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Revenues
United States	$25,021	$22,904	$96,321
Japan	—	—	4,388
Other foreign countries	—	253	—

Total revenue	$25,021	$23,157	$100,709

	December 31,
	2007	2008
	(in thousands)
Long-Lived Assets
United States	$40,593	$22,158
Denmark	11,238	—

Total long-lived assets	$51,831	$22,158

Major customers (excluding grant agencies) that represent more than 10% of total Company revenue are presented in the following table:

	2006	2007	2008
Customer A	82.0%	37.0%	—
Customer B	—	36.0%	0.7%
Customer C	—	—	90.0%

No other collaborator or licensee has comprised more than 10% of revenue in any period presented. The collaboration and licensing agreements that generated revenue in 2006, 2007 and 2008 are summarized in Notes 3 and 4.

12. Avidia Inc. (formerly Avidia Research Institute)

On July 15, 2003, the Company and a third party investor formed Avidia. On October 24, 2006, Amgen Inc. (“Amgen”) completed the acquisition of Avidia. At the time of the acquisition, the Company’s basis in Avidia was zero. As a result of the acquisition, the Company received cash proceeds of approximately $17.8 million (before income taxes of $140,000) in the fourth quarter of 2006 in exchange for its equity interests in Avidia and may receive up to an additional $1.4 million in cash, contingent upon the development of certain Avidia products by Amgen. This contingent amount was reduced from $2.8 million based on the discontinuation by Amgen of certain development activities. Accordingly, the Company recorded a gain on the exchange of its equity interest in Avidia of approximately $17.8 million in the fourth quarter of 2006. Any additional gain as a result of the contingent amounts potentially payable to the Company by Amgen will be recognized only if and when the contingency is satisfied.

13. Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008.

14. Restructuring Charges

2008 U.S. Restructuring

In October 2008, the Company implemented a restructuring plan that will result in the termination of approximately 30% of its workforce, with staggered terminations through the end of April 2009. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $1.2 million, primarily in the fourth quarter of 2008. The restructuring charges are primarily associated with one-time termination benefits, the majority of which will be paid out during the first quarter of 2009. The Company expects to complete the activities related to this restructuring plan by April 2009.

2007 Denmark Restructuring

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008. The restructuring charges, which include approximately $287,000 of non-cash stock compensation, are related to severance and other benefits for the Company’s Danish employees.

The activity in the restructuring accrual related to the actions described above for the year ended December 31, 2008 was as follows (in thousands):

	Balance at December 31, 2007	Charges during fiscal year 2008	Cash payments during 2008	Balance at December 31, 2008	As at December 31, 2008
					Total Costs to Date	Total Expected Costs
2008 U.S. Restructuring
Employee severance and other benefits charges	$—	$1,188	$(92)	$1,096	$1,188	$1,188
2007 Denmark Restructuring
Employee severance and other benefits charges	4,413	74	(4,487)	—	5,286	5,286
Contract termination and other associated costs	—	725	(707)	18	725	725

	$4,413	$1,987	$(5,286)	$1,114	$7,199	$7,199

The activity in the restructuring accrual related to the actions described above for the year ended December 31, 2007 was as follows (in thousands):

	Fiscal year 2007 cash charges	Fiscal year 2007 non-cash charges	Cash payments during 2007	Balance at December 31, 2007	As at December 31, 2007
					Total Costs to Date	Total Expected Costs
2007 Denmark Restructuring
Employee severance and other benefits charges	$5,212	$287	$(512)	$4,413	$5,212	$5,212
Contract termination and other associated costs	—	—	—	—	—	1,000

	$5,212	$287	$(512)	$4,413	$5,212	$6,212

15. Related Party Transactions

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. The consulting agreement provides for the payment of consulting fees to Waverley of $24,166 per month. The consulting agreement, as amended in May 2008, provides for the automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Under the consulting agreement, Mr. Stein was also granted an option on April 1, 2006 to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007. For the year ended December 31, 2006, the Company recognized $6.7 million of stock-based compensation expense under SFAS 123(R) in the Consolidated Statements of Operations related to stock options, of which approximately $902,000 is attributable to the option granted to Mr. Stein. For the year ended December 31, 2007, the Company recognized stock-based compensation expense under SFAS 123(R) in the Consolidated Statements of Operations related to stock options of $6.8 million of which approximately $430,000 is attributable to the option granted to Mr. Stein. The Company recognized no stock-based compensation expense for the year ended December 31, 2008 attributed to such option. For the years ended December 31, 2006, 2007 and 2008, total expense under this arrangement, including cash payments, was approximately $1.1 million, $720,000 and $290,000, respectively.

In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. During the years ended December 31, 2007 and 2008, the Company recognized revenues under the license agreement of approximately $8.3 million and $664,000, respectively, as a result of payments received by Codexis under its collaboration agreements with Shell. The payments from Codexis are included in technology and license revenue in the Condensed Consolidated Statements of Operations.

16. Fair Value

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$154,883	$154,883	$—	$—
Commercial paper	19,248	—	19,248	—
Corporate bonds	1,500	—	1,500	—
U.S. government agency securities	30,852	—	30,852	—

Total	$206,483	$154,883	$51,600	$—

The Company did not have any financial liabilities that were required to be measured at fair value as of December 31, 2008.

17. Goodwill

In the second quarter of 2008, the Company performed an additional goodwill impairment test due to the significant decline of its stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to the Company’s MAXY-G34 product candidate, and concluded that the carrying value of the net assets exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. Accordingly, the Company performed an additional analysis, as required by SFAS No. 142, which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on the Company’s balance sheet was zero. As a result, the Company recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of its goodwill. The Company completed its determination of the fair value of the affected goodwill during the third quarter of 2008 and has concluded that no revision of the estimated charge will be required. No goodwill impairment charges were recorded in 2006 or 2007.

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

Annual Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on the assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008 and has issued an unqualified opinion. Their report appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Maxygen, Inc.

We have audited Maxygen Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maxygen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Controls and Procedures” above under the caption “Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maxygen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxygen, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Maxygen, Inc. and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 10, 2009

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

The remaining information required by this item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors’ Meetings and Committees—Audit Committee” contained in the 2009 Proxy Statement.

Item 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” contained in the 2009 Proxy Statement.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the 2009 Proxy Statement.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Related Party Transactions” and “Board of Directors’ Meetings and Committees” contained in the 2009 Proxy Statement.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2009 Proxy Statement.

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

MAXYGEN, INC.

March 11, 2009	By:	/S/ RUSSELL J. HOWARD
Russell J. Howard Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Borkholder and Lawrence W. Briscoe or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RUSSELL J. HOWARD Russell J. Howard	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2009

/S/ LAWRENCE W. BRISCOE Lawrence W. Briscoe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009

/S/ ISAAC STEIN Isaac Stein	Chairman of the Board	March 11, 2009

/S/ M.R.C. GREENWOOD M.R.C. Greenwood	Director	March 11, 2009

/S/ ERNEST MARIO Ernest Mario	Director	March 11, 2009

/S/ GORDON RINGOLD Gordon Ringold	Director	March 11, 2009

/S/ JAMES R. SULAT James R. Sulat	Director	March 11, 2009

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
2.1+	Technology Transfer Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC.	10-Q/A	000-28401	2.1	1/9/2009

2.1.1+	Intellectual Property Cross License Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC.	10-Q/A	000-28401	2.1.1	1/9/2009

2.1.2+	License Agreement, dated as of July 1, 2008, by and between Maxygen, Inc. and Bayer HealthCare LLC.	10-Q/A	000-28401	2.1.2	1/9/2009

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-28401	3.1	8/14/2000

3.2	Amended and Restated Bylaws	8-K	000-28401	3.1	9/07/2007

4.1	Specimen Common Stock Certificate	S-1	333-89413	4.1	11/22/1999

*10.1	Form of Executive Officer and Director Indemnification Agreement	S-1	333-89413	10.7	10/20/1999

*10.2	Form of Amended and Restated Executive Officer Change of Control Agreement					X

*10.3	1997 Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.1	8/14/2002

*10.4	Form of Amendment to Stock Option Agreements	8-K	000-28401	10.2	6/30/2006

*10.5	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.3	8/14/2001

*10.6	1999 Employee Stock Purchase Plan, as amended	10-K	000-28401	10.11	3/21/2001

*10.7	2000 International Stock Option Plan, as amended, with applicable option agreement	10-K	000-28401	10.6	3/25/2002

10.8	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement	S-8	333-57486	99.3	3/23/2001

*10.9	2006 Equity Incentive Plan (including related form of stock option agreement)	8-K	000-28401	10.4	6/30/2006

		Incorporation by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
*10.9.1	Form of Amended and Restated Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan					X

10.10	Lease, dated as of October 21, 1998, between Metropolitan Life Insurance Company and Maxygen, Inc.	S-1	333-89413	10.4	10/20/1999

10.10.1	First Amendment to Lease, dated as of February 26, 1999, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	S-1	333-89413	10.5	10/20/1999

10.10.2	Second Amendment to Lease, dated as of October 24, 2000, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.6	3/21/2001

10.10.3	Third Amendment to Lease, dated October 22, 2003, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.15	3/12/2004

10.10.4	Fourth Amendment to Lease dated December 15, 2004 by and between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.13	3/14/2005

10.10.5	Fifth Amendment to Lease dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	8-K	000-28401	10.2	8/25/2006

10.10.6	Sixth Amendment to Lease dated as of January 23, 2009, by and between Metropolitan Life Insurance Company and Maxygen, Inc.					X

10.11	Lease, dated December 15, 2004, between Metropolitan Life Insurance Company and Maxygen, Inc.	10-K	000-28401	10.14	3/14/2005

10.11.1	First Amendment to Lease, dated as of August 24, 2006, by and between Metropolitan Life Insurance Company and Maxygen, Inc.	8-K	000-28401	10.1	8/25/2006

10.11.2	Second Amendment to Lease, dated as of January 23, 2009, by and between Metropolitan Life Insurance Company and Maxygen, Inc.					X

10.12	Lease Agreement, dated May 5, 2000, between ProFound Pharma A/S and The Science Park in Horsholm	10-Q	000-28401	10.1	11/14/2000

		Incorporation by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.13+	Technology Transfer Agreement, dated March 14, 1997 (effective March 1, 1998), among Maxygen, Inc., Affymax Technologies N.V. and Glaxo Group Limited, as amended	S-1	333-89413	10.3	12/15/1999

*10.14	Description of Executive Officer Cash Bonus Plan	8-K	000-28401	10.1	5/9/2008

*10.15	Letter Agreement (re tax equalization payments), dated November 20, 2006, between Elliot Goldstein and Maxygen, Inc.	10-K	000-28401	10.25	3/14/2007

10.16+	Cross License Agreement, dated as of July 16, 2003, between Maxygen, Inc. and Amgen Mountain View Inc. (as successor to Avidia, Inc.)	10-K	000-28401	10.27	3/14/2007

10.17+	Amended and Restated Exclusive License Agreement, dated July 10, 2006 (effective as of April 1, 2006), between Regents of the University of Minnesota and Maxygen, Inc.	10-Q	000-28401	10.6	8/07/2006

*10.18	Consulting Agreement, between Maxygen, Inc. and Waverley Associates, Inc., dated as of April 1, 2006	8-K	000-28401	10.1	4/04/2006

*10.18.1	Letter Agreement (re extension of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of December 19, 2007	10-K	000-28401	10.18.1	3/07/2008

*10.18.2	Letter Agreement (re amendment of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of May 27, 2008	10-Q	000-28401	10.2	8/05/2008

*10.19	Consulting Agreement, between Maxygen, Inc. and Michael Rabson, effective as of April 1, 2008	8-K	000-28401	10.1	3/04/2008

*10.19.1	Letter Agreement (re extension of Consulting Agreement), between Maxygen, Inc. and Michael Rabson, effective as of December 10, 2008					X

10.20+	License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.	10-K/A	000-28401	10.19	10/24/2008

		Incorporation by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.20.1+	Amendment No. 1 to License Agreement, dated as of September 13, 2002, between Maxygen, Inc. and Codexis, Inc.	10-K/A	000-28401	10.19.1	10/24/2008

10.20.2	Amendment No. 2 to License Agreement, dated as of October 1, 2002, between Maxygen, Inc. and Codexis, Inc.	10-K	000-28401	10.19.2	3/07/2008

10.20.3+	Amendment No. 3 to License Agreement, dated as of August 22, 2006, between Maxygen, Inc. and Codexis, Inc.	10-K/A	000-28401	10.19.3	10/24/2008

10.20.4+	Side Letter, dated February 18, 2005, regarding License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.	10-Q	000-28401	10.3	5/06/2008

10.20.5+	Side Letter, dated September 11, 2007, regarding License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.	10-Q	000-28401	10.4	5/06/2008

10.20.6+	Side Letter, dated September 24, 2007, regarding License Agreement, dated as of March 28, 2002, between Maxygen, Inc. and Codexis, Inc.	10-Q	000-28401	10.5	5/06/2008

10.21+	Co-Development and Commercialization Agreement, dated as of September 18, 2008, by and between Astellas Pharma Inc. and Maxygen, Inc.	10-Q	000-28401	10.1	11/07/2008

*10.22	Description of Non-Employee Director Compensation	10-K	000-28401	10.20	3/07/2008

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

		Incorporation by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.