Form 10-K/A
period 2008-12-31
MAXYGEN INC
filed 2009-04-28
CIK 1068796

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE:

This amendment to the registrant’s Annual Report on Form 10-K amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (the “Original Form 10-K”). This amendment is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this amendment, the registrant does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the registrant is filing this amendment to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this amendment, and this amendment does not otherwise reflect events occurring after March 12, 2009, which is the filing date of the Original Form 10-K. Accordingly, this amendment should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. This amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this amendment.

In this report, “Maxygen,” the “Company,” “we,” “us” and “our” refer to Maxygen, Inc.

PART III

Item 10.	Directors, executive Officers and Corporate Governance

Directors

Our Board of Directors consists of seven directors. Each director serves until his or her successor has been elected at the next annual meeting of stockholders or until his or her earlier resignation, removal, or death. The following table provides information regarding our directors and their respective ages as of April 28, 2009.

Name of Director	Age	Position Held With the Company	Director Since
Russell J. Howard, Ph.D.	58	Chief Executive Officer & Director	1998
Isaac Stein	62	Director & Chairman of the Board	1996
M.R.C. Greenwood, Ph.D	66	Director	1999
Louis G. Lange, M.D., Ph.D	60	Director	2005
Ernest Mario, Ph.D.	70	Director	2001
Gordon Ringold, Ph.D.	58	Director	1997
James R. Sulat	58	Director	2003

Russell J. Howard, Ph.D., has served as the Company’s Chief Executive Officer and as a director since June 1998. Dr. Howard was elected the Company’s President and Chief Operating Officer in May 1997. Originally trained in biochemistry and chemistry, Dr. Howard has spent over 20 years studying infectious diseases, primarily malaria. Before joining the Company, Dr. Howard was from August 1994 to June 1996 the President and Scientific Director of Affymax Research Institute, an institute employing combinatorial chemistry and high throughput target screening to discover drug leads. Dr. Howard received a B.Sc. in chemistry and biochemistry, a B.SC. in biochemistry (Hons.) and a Ph.D. in biochemistry from the University of Melbourne.

Isaac Stein has served as the Company’s Chairman of the Board of Directors since June 1998 and has been a director since May 1996. Since November 1982, Mr. Stein has been President of Waverley Associates, Inc., a private investment firm. He is a member of and the emeritus Chairman of the Board of Trustees of Stanford University and is a director of American Balanced Fund, Inc., International Growth and Income Fund, Inc. and The Income Fund of America, Inc. (all affiliated with the Capital Group Companies), and Alexza Pharmaceuticals, Inc. He is also a director of the James Irvine Foundation. Mr. Stein received an M.B.A. and J.D. from Stanford University and a B.A. in mathematical economics from Colgate University.

M.R.C. Greenwood, Ph.D., has served as a director since February 1999. Dr. Greenwood has been a professor of nutrition and internal medicine at the University of California (UC), Davis since January 2006. From April 2004 to November 2005, Dr. Greenwood served as Provost and Senior Vice President for Academic Affairs, UC Office of the President. Before being named Provost, Dr. Greenwood was Chancellor of UC Santa Cruz from July 1996 to March 2004 and Dean of Graduate Studies and Vice Provost at UC Davis from July 1989 to July 1996. In addition, from November 1993 to May 1995, Dr. Greenwood took a leave from UC Davis to serve as Associate Director for Science in the White House Office of Science and Technology Policy. She is a member of the Institute of Medicine/National Academy of Sciences as well as a fellow and past President of the American Association for the Advancement of Science. Dr. Greenwood received her Ph.D. in physiology, developmental biology and neurosciences from Rockefeller University.

Louis G. Lange, M.D., Ph.D., has served as a director since December 2005. Since April 2009, Dr. Lange has served as Executive Vice President, Cardiovascular Therapeutics, of Gilead Sciences, Inc. He was a founder of CV Therapeutics, Inc. and served as its Chairman and Chief Executive Officer from August 1992 until the acquisition of the company by Gilead in April 2009. Dr. Lange has served as a trustee on the University of Rochester Board of Trustees since May 1997 and has been a member of the governing body of the Emerging Company Section of the Biotechnology Industry Organization since February 1999. From 1980 to 1992, Dr. Lange served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from 1985 to 1992, and as a full Professor of Medicine from 1990 until 1992. Dr. Lange holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

Ernest Mario, Ph.D., has served as a director since July 2001. Since August 2007, Dr. Mario has served as the Chairman of the Board and Chief Executive Officer of Capnia, Inc., a privately held pharmaceutical company. From April 2003 to August 2007, Dr. Mario served as the Chairman of the Board and Chief Executive Officer of Reliant Pharmaceuticals, Inc., a privately held pharmaceutical company. Prior to joining Reliant Pharmaceuticals, he was Chairman and Chief Executive Officer of IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company, and its predecessor Apothogen, Inc. from January 2002 until April 2003. Dr. Mario was the Chairman and Chief Executive Officer of ALZA Corporation, a pharmaceutical company, from 1997 to 2001 and was Co-Chairman and Chief Executive Officer of ALZA Corporation from 1993 to 1997. Prior to joining ALZA, Dr. Mario served as Chief Executive Officer of Glaxo Holdings plc, a pharmaceutical company, from 1989 to 1993, and as Deputy Chairman from 1992 to 1993. Dr. Mario is also a director of Pharmaceutical Product Development, Inc. and Boston Scientific Corporation. Dr. Mario received a Ph.D. and an M.S. in physical sciences from the University of Rhode Island and a B.S. in pharmacy from the Ernest Mario School of Pharmacy at Rutgers University.

Gordon Ringold, Ph.D., has served as a director since September 1997. Since 2005, Dr. Ringold has served as Chairman and Chief Executive Officer of Alavita Pharmaceuticals, Inc., a private biotechnology company. From 1997 to 2005, Dr. Ringold served as Chairman and Chief Executive Officer of SurroMed, Inc., a biotechnology company focused on novel clinical databases. From March 1995 to February 2000, Dr. Ringold was Chief Executive Officer and Scientific Director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. Before serving as Chief Executive Officer of Affymax, Dr. Ringold was the President and Scientific Director of Affymax Research Institute. Dr. Ringold received a Ph.D. in microbiology from University of California, San Francisco in the laboratory of Dr. Harold Varmus before joining the Stanford University School of Medicine, Department of Pharmacology. Dr. Ringold also received a B.S. in biology from the University of California, Santa Cruz. Dr. Ringold is also a director of Alexza Pharmaceuticals, Inc.

James R. Sulat has served as a director since October 2003. From February 2008 to November 2008, Mr. Sulat served as the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From May 2005 to February 2008, Mr. Sulat served as Chief Executive Officer of Memory Pharmaceuticals Corp. Mr. Sulat was Senior Executive Vice President and Interim Chief Financial Officer of R.R. Donnelley & Sons Co., a diversified printing company, from February 2004 until May 2004. From April 2003 to February 2004, Mr. Sulat was Senior Executive Vice President of Moore Wallace Incorporated, a diversified printing company that was acquired by R.R. Donnelley in 2004. From April 1998 to April 2003, Mr. Sulat was Vice President and Chief Financial Officer of Chiron Corporation, a biotechnology company. Mr. Sulat is also a director of Intercell AG, a vaccines company, and Momenta Pharmaceuticals, Inc., a biotechnology company. Mr. Sulat holds a B.S. from Yale University, an M.B.A. from Stanford University and an M.S. in health services administration from Stanford University.

Executive Officers

Executive officers are elected by the Board and serve at the discretion of the Board. Certain information regarding our executive officers, as of April 28, 2009, is set forth below:

Name of Executive Officer	Age	Position Held With the Company
Russell J. Howard, Ph.D.	58	Chief Executive Officer & Director
Elliot Goldstein, M.D.	58	Chief Operating Officer
Lawrence W. Briscoe	64	Chief Financial Officer and Senior Vice President
Grant Yonehiro	45	Chief Business Officer and Senior Vice President

Russell J. Howard’s biography is set forth above under the heading “Directors.”

Elliot Goldstein, M.D., joined Maxygen in February 2003 as Senior Vice President, Clinical Development and Danish Operations, and was promoted to Chief Operating Officer in January 2006. Prior to joining Maxygen, Dr. Goldstein was Chief Executive Officer of British Biotech, a pharmaceutical research and development company, from September 1998 to November 2002. Prior to joining British Biotech, Dr. Goldstein was, from 1994 to 1998, Senior Vice President, Worldwide Strategic Product Development at SmithKline Beecham, a pharmaceutical company. Prior to joining SmithKline Beecham, Dr. Goldstein held a variety of senior level positions at Sandoz, a pharmaceutical company, in France, Switzerland and the U.S., including Vice President, Clinical Research and Development at Sandoz Research Institute. Dr. Goldstein obtained his M.D. from the University of Aix-Marseille, France.

Lawrence W. Briscoe joined Maxygen in November 2000 as Chief Financial Officer and Senior Vice President. From July 1994 until November 2000, Mr. Briscoe was Chief Financial Officer and Vice President, Finance and Administration of Catalytica, Inc., a company engaged in the application of expertise in catalytic technologies to the pharmaceutical and energy industries. Before joining Catalytica, Mr. Briscoe held various executive and financial positions, including President, Chief Operating Officer and Director at Brae Corporation, Vice President of Corporate Development at Transamerica Corp. and Chief Executive Officer of United States Commercial Telephone Corp. Mr. Briscoe has a M.B.A. from Stanford University, an M.S. in business from the University of Southern California and a B.S. in electrical engineering from the University of Missouri.

Grant Yonehiro joined Maxygen in May 2003 as Vice President of Business Development, then served as Senior Vice President of Global Business Development & Managing Director of U.S. Operations beginning in January 2006 before being promoted to Chief Business Officer and Senior Vice President, Development Programs in March 2008. From 1996 to 2003, Mr. Yonehiro held various senior management positions at GenVec, Inc., a biopharmaceutical company, including Vice President of Drug Development, Vice President of Commercial Operations, and Vice President of Product Management. Prior to joining GenVec, Mr. Yonehiro held various business development positions at Cell Genesys, Inc., a biopharmaceutical company, Piper Jaffray & Co., an investment bank, and the Technology Transfer Office at Lawrence Berkeley National Laboratory. Mr. Yonehiro graduated Magna Cum Laude from the University of Minnesota with a Bachelor of Individualized Studies and received his M.B.A. from the Haas School of Business at the University of California, Berkeley.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon our review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2008.

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

Recommendation of Nominees to our Board of Directors

The Corporate Governance and Nominating Committee is responsible for identifying and evaluating nominees for director and for recommending to the Board a slate of nominees for election at our annual meeting of stockholders.

In evaluating the suitability of individuals for Board membership or continued Board membership, the Corporate Governance and Nominating Committee takes into account many factors, including whether the individual meets requirements for independence; the individual’s general understanding of the various disciplines relevant to the success of a publicly-traded biotechnology company; the individual’s understanding of the Company’s business; the individual’s professional expertise and educational background; and other factors that promote diversity of views and experience. The Corporate Governance and Nominating Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group of directors that can best achieve the success of the business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. In determining whether to recommend a director for re-election, the Corporate Governance and Nominating Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board. The Corporate Governance and Nominating Committee has not established any specific minimum qualification standards for nominees to the Board, although from time to time the Corporate Governance and Nominating Committee may identify certain skills or attributes (e.g., financial experience or product development experience) as being particularly desirable to help meet specific Board needs that have arisen. The Corporate Governance and Nominating Committee does not distinguish between nominees recommended by stockholders and other nominees.

In identifying potential candidates for Board membership, the Corporate Governance and Nominating Committee relies on suggestions and recommendations from the Board, stockholders, management and others. From time to time, the Corporate Governance and Nominating Committee may also retain search firms to assist it in identifying potential candidates for director, gathering information about the background and experience of such candidates and acting as an intermediary with such candidates. Stockholders wishing to suggest candidates to the Corporate Governance and Nominating Committee for consideration as directors must timely submit a written notice to the Corporate Secretary of the Company, whose address is 515 Galveston Drive, Redwood City, CA 94063. The Company’s Bylaws set forth the procedures a stockholder must follow to nominate directors. For a stockholder to nominate a candidate for director at the 2010 annual meeting of stockholders notice of the nomination must be received by the Company prior to January 31, 2010 (unless the 2009 annual meeting of stockholders is advanced by more than 30 days or delayed by more than 60 days from such anniversary date). The notice must include all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Exchange Act (including the consent of the nominee to be named in the proxy statement as a nominee and to serve as a director if elected). The Corporate Governance and Nominating Committee will consider any nominee properly presented by a stockholder, and will make a recommendation to the Board. After full consideration by the Board, the stockholder presenting the nomination will be notified of the Board’s conclusion. The Company’s Bylaws are available on our website at www.maxygen.com under “Corporate Governance.” Copies of the Company’s Bylaws may also be obtained by writing to the Corporate Secretary at the above address.

We have not made any material changes to these procedures since they were last disclosed in our proxy statement for the 2008 annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The membership of the Audit Committee is currently comprised of James R. Sulat (Chairman), Ernest Mario and Gordon Ringold. The Board has determined that Mr. Sulat is an “audit committee financial expert” as defined under SEC rules. The Board has also determined that all current members of the Audit Committee are “independent” under applicable listing standards of the Nasdaq Global Market (“Nasdaq”) and SEC rules regarding audit committee membership. More information about director independence is set forth below in Item 13 of this report.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion describes the principles underlying our executive compensation policies and programs. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

The primary goal of our executive compensation program is to encourage our management team to pursue our strategic objectives while effectively managing the risks and challenges inherent to a development stage biotechnology company. Specifically, we seek to implement and maintain compensation policies that tie a substantial portion of executive officers’ overall compensation to our progress toward key strategic goals, such as the continued advancement of our drug candidates through preclinical and clinical development and the evaluation and completion of potential strategic transactions, as well as our financial and operational performance.

The principal elements of our executive compensation program generally include base salary, an annual performance-based cash bonus, long-term equity incentives, typically provided in the form of stock options, and other benefits and perquisites. Our goal is to position the individual elements of our compensation program, as well as the aggregate of these elements, at a level that is commensurate with our size and performance, and is competitive in the biotechnology industry and geographic area in which we compete for talent.

Compensation Philosophy and Objectives

Our executive compensation programs are based on the belief that the interests of the executive officers should be closely aligned with our stockholders. To support this philosophy, a significant portion of each executive officer’s compensation is placed at risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for our stockholders from both the short-term and long-term perspectives. Our compensation policies and programs are designed to:

•	Attract, develop, reward and retain highly qualified and productive individuals;

•	Motivate executive officers to improve our overall performance and reward executive officers when specific results have been achieved;

•	Encourage accountability by adjusting salaries and incentive awards based upon each executive officer’s individual performance, potential and contribution;

•	Tie incentive awards to the performance of our common stock to further reinforce the linkage between the interests of the stockholders and the executive officers; and

•	Ensure compensation levels that are both externally competitive and internally equitable.

While the Compensation Committee considers all elements of compensation and our compensation philosophy when determining individual components of pay and total compensation, it views total cash compensation (consisting of base salary and bonus amounts) as an essential part of achieving the objectives discussed above. As a result, the Compensation Committee sets both salary and bonus targets at a level that it believes are necessary to accomplish these objectives. However, the Compensation Committee does not follow any principles in a mechanical fashion; rather, the members use their experience and judgment in determining the compensation for each individual.

Process for Determining Executive Compensation

Annual Evaluation

Our Compensation Committee typically meets at the end of each year to perform a strategic review of our executive officers’ cash compensation, equity holdings and other benefits, evaluate the performance of the executive officers, determine their annual bonuses for the current year, set their base salaries for the following year, and consider and approve any grants to them of equity incentive compensation for the following year. Our Compensation Committee’s most recent annual evaluation occurred in November 2008.

In establishing our executive compensation policies, compensation programs and setting the specific components of compensation, the Compensation Committee considers several principal factors, including:

•	the compensation philosophy and guiding principles described above;

•

the executive officer’s experience level, industry knowledge, scope of responsibility, current performance, future potential and the overall quality and effectiveness of their leadership at the Company;

•	all of the components of executive compensation, including base salary, incentive compensation under the bonus plan, stock options, benefits and perquisites;

•	the mix of performance pay to total compensation;

•	current and historical compensation levels;

•	internal pay equity among our executive officers; and

•	pay practices at comparable companies in the biotechnology industry.

No specific weighting is applied to these factors. The Compensation Committee may also consider industry conditions, corporate performance versus a peer group of companies and the overall effectiveness of our compensation program in achieving desired performance levels. The Compensation Committee believes these comparisons provide important additional context for determining the appropriate level of compensation for our executive officers.

Periodic Reviews

In addition to its annual evaluations, our Compensation Committee periodically reviews compensation levels and pay structure and other benefits for our executive officers to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable positions at other biotechnology companies.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer plays a significant role in the compensation process. The Chief Executive Officer, together with our human resources staff, assists the Compensation Committee by providing annual recommendations regarding the compensation of all employees, including executive officers. However, the Chief Executive Officer does not make recommendations for his own compensation. The Compensation Committee then performs its own evaluation of the executive officers, including the Chief Executive Officer, and exercises its discretion in modifying any recommended compensation or awards to executive officers. The Chief Executive Officer also plays a significant role in discussions with the Compensation Committee, our Board and with our other executive and senior officers to establish the corporate, financial and other strategic objectives that will be used as performance goals in connection with the annual cash bonus award for the executive officers. Other than as described herein, other executive officers have no role in making decisions regarding compensation of our executive officers.

Compensation Consultant

On a periodic basis, at the Compensation Committee’s request, we engage a compensation consultant to provide the Compensation Committee with an independent, comprehensive review of our executive compensation programs.

Benchmarking

The Compensation Committee and our management have historically utilized independent compensation surveys and internally prepared reports to understand the compensation levels and pay structure at peer group companies. These surveys have been utilized to compare our compensation levels and pay structure to those of companies in the biotechnology industry with similar size and performance characteristics to ensure that we offer compensation that is competitive within that group of companies; however, the Compensation Committee uses its judgment to determine specific pay levels necessary to attract and retain executive talent. In exercising this judgment, the Compensation Committee looks beyond the market data and places significant weight on individual job performance and compensation history, future potential, internal pay equity, retention risk for individual executives, and, in the case of new hires, compensation at former employers.

The Compensation Committee established a peer group of companies in 2006 with the assistance of a compensation consultant. We believe that the group of public biotechnology companies is representative of the sector in which we operate, and the group was chosen because of each of the companies’ relative market capitalization, geographic location, revenue and therapeutic product focus on proteins and antibodies. The peer group established by the Compensation Committee consists of the following companies (as adjusted to reflect certain consolidations in the biotechnology industry):

• Alexion Pharmaceuticals, Inc.	• Curagen Corporation

• Anadys Pharmaceuticals, Inc.	• Cytokinetics, Incorporated

• Antigenics Inc.	• Exelixis, Inc.

• BioMarin Pharmaceuticals Inc.	• ImmunoGen, Inc.

• Caliper Life Sciences, Inc.	• Immunomedics, Inc.

• Cell Genesys, Inc.	• Incyte Corporation

• Cepheid	• Regeneron Pharmaceuticals, Inc.

• Inhibitex, Inc.	• Rigel Pharmaceuticals, Inc.

• Insmed Incorporated	• Seattle Genetics, Inc.

• InterMune, Inc.	• Tanox, Inc.

• Isis Pharmaceuticals, Inc.	• Tercica, Inc.

• Kosan Biosciences Incorporated	• Threshold Pharmaceuticals, Inc.

• Peregrine Pharmaceuticals, Inc.	• Xoma Ltd.

For comparison purposes, our annual revenues and market capitalization in 2006 were slightly above the median revenues and market capitalization of the peer group.

Although the Compensation Committee does not establish compensation levels primarily based on benchmarking, it does believe that information regarding compensation practices at other comparable biotechnology companies is useful to ensure that our compensation practices are competitive in the marketplace. Competitive market data is also one of the many factors that the Compensation Committee considers in assessing the reasonableness of compensation. However, the purpose of benchmarking surveys is not to supplant the analyses of the individual performance of the executive officers and internal pay equity that we consider when making compensation decisions and the Compensation Committee has discretion in determining the nature and extent of its use. Further, given the limitations associated with comparative pay information for setting individual executive compensation, the Compensation Committee may elect to not use the comparative compensation information at all in the course of making compensation decisions.

Tally Sheets

As part of its annual review, the Compensation Committee typically reviews tally sheets setting forth all components of compensation, including salary, annual bonus and dollar amounts for perquisites and the value of unexercised stock options, to assist it in balancing these elements. However, no specific weight is assigned to the tally sheets by the Compensation Committee and, except as otherwise described herein, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between short term and long-term compensation, between cash and equity-based compensation, or among different components of compensation. This is due in large part to the small size of our executive team and the need to tailor each executive officer’s award to attract and retain that executive.

Internal Pay Equity

As noted above, our compensation policies and programs are designed, in part, to ensure compensation levels for our executive officers that are both externally competitive and internally equitable. While comparisons to compensation levels at companies in our peer group (discussed above) is helpful in assessing the overall competitiveness of our compensation program, we believe that our executive compensation program also must be internally consistent and equitable in order for us to achieve our corporate objectives.

Executive Compensation Components

Base salary

The Compensation Committee views base salary as a critical element of executive compensation because it provides executive officers with a base level of monthly income. Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as competitive market conditions. We set the base salary of each of our executive officers at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals.

The base salaries of our executive officers are reviewed on an annual basis and adjustments are made to reflect a cost-of-living increase and some performance-based factors, as well as competitive conditions. Generally, executive salaries are adjusted effective January 1 of each year. The specific base salaries of the named executive officers for 2006, 2007 and 2008 are reflected in the Summary Compensation Table on page 15.

Annual Cash Bonus

We maintain an annual cash bonus plan for executive officers and certain other officers of the Company that the Compensation Committee has designed to ensure that a significant portion of each executive officer’s compensation is placed at risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for our stockholders from both the short-term and long-term perspectives.

Under the cash bonus plan, annual bonus amounts are based on a percentage of the executive officer’s base salary, subject to a specific bonus range and bonus target, and are determined based on the achievement of certain Company and/or individual performance objectives, such as product development goals, including the initiation or continuation of clinical trials or preclinical development, financial objectives, including the achievement of revenue and cash burn targets, and various strategic objectives. The specific bonus ranges, bonus targets and performance objectives are generally reviewed by the Compensation Committee on an annual basis. Bonus payments are paid in one payment not later than February 15 following the year to which the performance relates, subject to the executive officer’s continued employment on the payment date. The specific bonus awards of the named executive officers for 2006, 2007 and 2008 are reflected in the Summary Compensation Table on page 15.

Long-Term Equity Incentive Program

The Compensation Committee believes that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers, as well as other employees, through the use of equity-based awards. Our equity compensation plans have been established to provide certain of our employees, including our executive officers, with incentives to reward long-term performance and enhance the link between the creation of stockholder value and long-term compensation.

The Compensation Committee generally has elected to use stock options as the primary component of annual equity compensation. Executive officers, as well as other employees, have generally been eligible to receive annual merit-based grants of stock options pursuant to our equity compensation plans, which are administered by the Compensation Committee. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest as to 25% of the underlying shares on the first anniversary of the grant date and as to 1/48 of the underlying shares monthly thereafter based upon continued employment, and generally expire ten years after the date of grant. Vesting and exercise rights cease following a termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

In May 2008, the Compensation Committee also approved a special grant of restricted stock units to all employees, including executive officers. In November 2008, the Compensation Committee approved an additional grant of restricted stock units to Mr. Yonehiro. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. Except for the additional restricted stock unit award granted to Mr. Yonehiro on November 2008, which vests in full on December 31, 2009, the restricted stock unit awards vest as to 25% of the underlying shares on May 1, 2009 and as to the remaining underlying shares on May 3, 2010. The 2006 Equity Incentive Plan and related restricted stock unit award agreements provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. The restricted stock unit awards also include the ability to have shares withheld to satisfy income tax obligations.

In addition to our compensation philosophy and the other factors described above, in determining whether to grant equity awards to each executive and the size of such award, if any, the Compensation Committee also evaluates the fair value of the grant in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), the number of equity award shares granted by position, total annual run rates and total equity awards granted on average per employee. The Compensation Committee also gives serious consideration to the amount of equity overhang and stockholder dilution caused by grants of equity compensation and makes its decisions with these factors in mind.

Policies with Respect to Equity Compensation Awards. In advance of any actual grant, we generally plan equity award grant dates and have the grants approved by the Compensation Committee, or its designee. We have typically granted stock options upon the commencement of employment, following a promotion or significant change in job responsibilities and annually as part of our merit-based annual grants. Newly hired or promoted employees, other than executive officers, have typically received their award of stock options on the first business day of the month following their start date or promotion. Newly hired executive officers who are eligible to receive options are awarded such options on or after their date of hire based on the approval of the Compensation Committee. Annual, merit-based stock option grants, including annual grants to our executive officers, if any, are typically approved near the end of the prior year and granted in equal installments on predetermined dates specified in the approval. The exercise price of each of our stock options is the closing price of our common stock on the Nasdaq Global Market on the date of grant. For all equity award grants, the grant date is established when the Compensation Committee, or its designee, approves the grant and all key terms have been determined.

Other Equity Awards. In addition to stock options and restricted stock units, our 2006 Equity Incentive Plan authorizes us to grant stock appreciation rights, restricted stock, performance shares, performance units and dividend equivalents to employees (including executive officers), directors and consultants. To date, no equity based awards other than stock options and restricted stock units have been awarded to any of our executive officers or other employees.

Stock Ownership Requirements. We do not have any equity ownership guidelines or expectations and our equity compensation plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company.

Compensation Decisions in 2006

In 2006, the Compensation Committee retained a compensation consultant to perform a comprehensive review of our compensation policies and practices. The analysis indicated that our compensation policies, programs and awards were reasonable and generally competitive with the compensation practices at companies in biotechnology industry with which we compete for talent. The Compensation Committee also analyzed a study of the relationship between our Chief Executive Officer’s total cash compensation and the total cash compensation (consisting of base salary and bonus amounts) of our other executive officers. This study demonstrated, among other things, that the total cash compensation of the Chief Executive Officer was not in line with the compensation of the other executive officers relative to compensation levels at companies in our peer group.

Based on this analysis, the Compensation Committee concluded that adjustments to the cash components of executive compensation were appropriate to ensure that a larger portion of each executive officer’s compensation is placed at risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for our stockholders from both the short-term and long-term perspectives and to better achieve internal pay equity among our executive officers. Accordingly, the Compensation Committee determined that the base salary of each executive officer should be subject to only modest annual increases and that the bonus ranges and targets for each executive officer should be increased, with larger increases to the bonus range and target amount for the Chief Executive Officer.

Base Salaries. Base salaries for 2006 were established by the Compensation Committee prior to the comprehensive review of our compensation policies and practices described above. The 2006 base salary of Dr. Russell Howard (our Chief Executive Officer), Mr. Lawrence Briscoe (our Chief Financial Officer) and Dr. Elliot Goldstein (our Chief Operating Officer) reflected an increase of approximately 10%, 6% and 20%, respectively, over their 2005 base salary. The specific base salaries of the named executive officers for 2006 are reflected in the Summary Compensation Table on page 15.

Bonus Awards. For 2006, Dr. Howard was eligible to receive an annual cash performance bonus of between 0 and 100% of his base salary, with a target bonus amount of 40% of his base salary. Prior to 2006, Dr. Howard’s bonus range and target were the same as those established for the other executive officers. As in 2005, our executive officers (other than the Dr. Howard) were eligible to receive an annual cash performance bonus of between 0 and 50% of base salary with a target bonus amount for these executive officers of 25% of base salary. For 2006, 50% of an executive officer’s bonus award was based upon achievement of product development goals, 10% was based on the achievement of financial objectives and the remaining 40% was based on the achievement of other strategic objectives. Based on its evaluation of these targets and objectives, the Compensation Committee determined that Dr. Howard, Dr. Goldstein and Mr. Briscoe earned bonus awards equal to 35%, 25% and 20%, respectively, of their base salary. The specific bonus awards made to the named executive officers under the cash bonus plan for performance in 2006 are reflected in the Summary Compensation Table on page 15.

Equity Grants. In 2006, the Compensation Committee approved stock option grants to Dr. Howard, Dr. Goldstein and Mr. Briscoe covering 175,000 shares, 125,000 shares and 87,500 shares, respectively, as part of our merit-based annual grants. Dr. Goldstein was also granted an additional option covering 155,000 shares in connection with his promotion to Chief Operating Officer in 2006. These options are subject to the standard vesting and term described above.

Compensation Decisions in 2007

For 2007, the Compensation Committee continued to implement adjustments to total cash compensation so that a larger portion of the potential total cash compensation that such executive officers could earn is performance-based and to better align the total cash compensation of the Chief Executive Officer with the compensation of the other executive officers relative to compensation levels at companies in our peer group. As a result, the 2007 base salary of Dr. Howard remained unchanged from his 2006 salary and his bonus target under our annual cash bonus plan was further increased. The base salaries for the other executive officers increased only modestly compared to 2006, and the bonus targets for each executive officer were also increased. The executive officers were also granted stock options as part of our merit-based annual grants covering the same number of shares that were granted to these officers in 2006.

Base Salaries. As noted above, the 2007 base salary of Dr. Howard remained unchanged from his 2006 salary, while the base salaries of Dr. Goldstein and Mr. Briscoe reflected increases of 4.5% and 2.0%, respectively, over their 2006 base salary. Dr. Santosh Vetticaden, our former Chief Medical Officer and Senior Vice President, was hired in February 2007 at an annual base salary of $337,000. The specific base salaries of the named executive officers for 2007 are reflected in the Summary Compensation Table on page 15.

In addition to the base salary described above, during 2007, we made tax equalization payments to Dr. Goldstein in the aggregate amount of $105,139 pursuant to an arrangement approved by the Compensation Committee. These payments were designed to allow Dr. Goldstein to maintain his then current net income under the Danish expatriate tax regime. The tax equalization payments were originally scheduled to expire in December 2007, but were cancelled upon Dr. Goldstein’s relocation to the United States in August 2007.

Bonus Awards. For 2007, Dr. Howard’s target bonus amount was increased from 40% to 45% of his base salary and the target bonuses of our executive officers (other than Dr. Howard) were increased from 25% to 28.2% of base salary. As in 2006, 50% of an executive officer’s bonus award was based upon achievement of product development goals, 10% was based on the achievement of financial objectives and the remaining 40% was based on the achievement of other strategic objectives. Based on its evaluation of these targets and objectives, the Compensation Committee determined that Dr. Howard, Dr. Goldstein, Mr. Briscoe and Dr. Vetticaden earned bonus awards equal to 45%, 30%, 25% and 30%, respectively, of their base salary. The specific bonus awards made to the named executive officers under the cash bonus plan for performance in 2007 are reflected in the Summary Compensation Table on page 15.

Equity Grants. In 2007, the named executive officers were awarded stock options to Dr. Howard, Dr. Goldstein and Mr. Briscoe covering 175,000 shares, 125,000 shares and 87,500 shares, respectively. These grants were made as part of our merit-based annual grants and represent the same number of underlying shares that were granted to these officers in 2006. The options are subject to the standard vesting and term described above. Dr. Vetticaden, our former Chief Medical Officer, received an option grant of 400,000 shares in connection with the start of his employment in February 2007. All of Dr. Vetticaden’s outstanding options were cancelled prior to exercise in connection with his resignation in August 2008.

Compensation Decisions in 2008 & 2009

As part of its annual evaluation of executive compensation in January 2008, the Compensation Committee continued to implement the compensation adjustments discussed above for 2008, approving a modest increase in the base salary of each executive officer and approving bonus ranges, targets and performance goals for each executive officer consistent with those established for 2007. The Compensation Committee also approved the grant of stock options to our executive officers as part of our merit-based annual grants covering the same number of shares that were granted to the executive officers in 2006 and 2007.

However, during 2008, as we began to evaluate our business prospects and potential strategic alternatives, the Compensation Committee, with the assistance of a compensation consultant, began to evaluate existing and proposed compensation programs with significant emphasis on the retention of executive officers and other key employees in structuring our executive compensation programs for the remainder of 2008 and 2009. The Compensation Committee’s goal in doing so was to ensure that such executives and other key employees were given adequate incentives to remain employed with the Company and to accomplish potential strategic objectives selected by the Board, notwithstanding the usual uncertainties attendant to the examination of various strategic alternatives for our business.

Based on this evaluation, in May 2008, the Compensation Committee elected to approve grants of restricted stock units to all employees, including executive officers, with two-year vesting and acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. The Compensation Committee also further increased the bonus ranges and targets for each executive officer under our annual bonus plan and established new performance goals under the bonus plan primarily related to the accomplishment of various strategic objectives.

In October 2008, we announced our implementation of a revised corporate strategy focused on the evaluation of strategic alternatives with respect to all aspects of our business and retained a financial advisor to assist us in this process. Our goal is to realize value for our stockholders through one or more potential strategic transactions that may include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions. In connection with our revised corporate strategy, and based on its earlier evaluation, the Compensation Committee met in November 2008 to approve further adjustments to executive compensation for 2009, including holding base salaries for the executive officers at 2008 levels, retaining bonus ranges and targets established under our annual bonus plan in 2008, establishing new performance goals under the bonus plan primarily related to the accomplishment of all strategic objectives applicable to our revised corporate strategy, and eliminating annual merit based equity grants for 2009.

Base Salaries. The 2008 base salary for each of the named executive officers reflected an increase of 4.0%* over 2007 base salary. In addition, in connection with his promotion to Chief Business Officer in February 2008, the Compensation Committee approved an annual base salary of $300,000 for Mr. Yonehiro. The specific base salaries of the named executive officers for 2008 are reflected in the Summary Compensation Table on page 15. As noted above, the 2009 base salaries of the executive officers remain unchanged from their 2008 base salaries.

Bonus Awards. For 2008, Dr. Howard’s target bonus amount was increased from 45% to 64.2% of base salary. Dr. Goldstein, Mr. Briscoe and Mr. Yonehiro were eligible to receive an annual cash bonus of between 0 and 60% of base salary and the target bonus amount for these executive officers was increased from 28.2% to 45.0%, 47.6% and 51.4% of base salary, respectively. For 2008, 80% of an executive officer’s bonus award was based on the achievement of certain strategic objectives and the remaining 20% of an executive officer’s bonus award was discretionary. Based on its evaluation of these targets and objectives, the Compensation Committee awarded each executive officer a portion of the bonus amount attributable to the achievement of certain strategic objectives and the full amount of the discretionary component. The Compensation Committee also used its discretionary authority to award additional bonus amounts to Dr. Howard and Mr. Yonehiro to recognize their contributions to the achievement of corporate objectives that were not included in the performance goals established for 2008. The bonus awards for Dr. Howard, Dr. Goldstein, Mr. Briscoe and Mr. Yonehiro equaled 45%, 30%, 25% and 30%, respectively, of base salary. The specific bonus awards made to the named executive officers under the cash bonus plan for performance in 2008 are reflected in the Summary Compensation Table on page 15.

For 2009, the bonus ranges and target amounts for each named executive officer remains unchanged from 2008, with 50% of an executive officer’s bonus award based on the achievement of all strategic objectives applicable to our revised corporate strategy and the remaining 50% of an executive officer’s bonus award discretionary.

Equity Grants. In January 2008, the Compensation Committee approved stock option grants to our executive officers in the amounts indicated in the Grants of Plan Based Awards Table on page 16. These grants were made as part of our merit-based annual grants and represent the same number of underlying shares that were granted to these officers in 2006 and 2007. The options are subject to the standard vesting and term described above. In addition, as noted above, in 2008, the Compensation Committee also approved awards of restricted stock units to the executive officers in the amounts indicated in the Grants of Plan Based Awards Table on page 16.

As noted above, in November 2008, as part of its annual review, the Compensation Committee made the decision to eliminate the grant of annual merit based stock options or other equity awards in 2009 for all executive officers. This decision was partly based on the grants of restricted stock units previously awarded to each executive officer in 2008. However, our Compensation Committee may elect to provide our executive officers with additional equity awards if it determines that doing so is in our best interests.

Employee Benefits

Benefits offered to executive officers serve a different purpose than do the other elements of total compensation. In general, they provide a safety net of protection against the financial catastrophes that can result from illness, disability or death. Benefits offered to executive officers are the same as those that are offered to the general employee population and include health and dental insurance, life insurance, short-and long-term disability, and participation in a 401(k) plan (pursuant to which we make certain matching contributions in common stock). During 2006 and 2007, we also paid for a leased automobile for Dr. Goldstein while he was resident in Denmark.

The Compensation Committee believes that these benefits are consistent with those offered by other comparable companies and specifically with those companies with which we compete for employees. From time to time, our human resources staff obtains data to ensure that such benefit plans and programs remain competitive and reports its findings to the Compensation Committee if necessary.

*	Dr. Goldstein’s base salary for 2008 reflects a 4.0% increase over his base salary of $422,912 for 2007. A portion of Dr. Goldstein’s 2007 salary was paid in Danish kroner and, due to exchange rate fluctuations, Dr. Goldstein’s actual salary for 2007, as reflected in the Summary Compensation Table on page 15 (after conversion back to U.S dollars), was $457,449.

Employment Contracts

None of the named executive officers has an employment contract with us.

Change of Control Arrangements

We have entered into change of control agreements with each of our executive officers. The Compensation Committee regularly conducts a review of competitive data provided by internally prepared reports and surveys by a compensation consultant, as well as potential costs to us of the change of control agreements under various potential termination scenarios. However, payments which an executive officer would be entitled to receive under the change of control agreements are not typically considered by the Compensation Committee when making annual compensation decisions for the executive officers and generally do not factor into decisions made by the Compensation Committee regarding other compensation elements. Rather, these arrangements are stand-alone agreements designed to promote stability and continuity of senior management and to balance the need for an executive officer’s personal financial security with the need to act in the best interest of our stockholders in a situation involving a potential change of control of the Company.

Information regarding the material terms and potential payments under such agreements for the named executive officers is provided in the section entitled “Potential Payments Upon Termination or Change of Control” on page 21.

Severance Arrangements

Except for the change of control arrangements discussed above, none of our executive officers have any other arrangements that provide for payment of severance benefits or other benefits upon termination (except for accrued vacation and similar benefits otherwise payable to all employees upon a termination).

Nonqualified Deferred Compensation

None of our executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us. However, our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its Chief Executive Officer and any other of its four most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the company and its stockholders, after taking into consideration changing business conditions and the performance of its employees. Executive compensation at the Company has historically met the annual compensation limit of Section 162(m).

Section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code imposes additional significant taxes in the event that a named executive officer, director or other service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain a traditional nonqualified deferred compensation plan, Section 409A applies to a variety of benefits plans and compensation arrangements. We intend to design and administer our compensation and benefits plans and arrangements for all of our employees, including executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the Internal Revenue Service, we are currently operating such plans in compliance with Section 409A of the Internal Revenue Code. Pursuant to that regulatory guidance, we have also amended our plans and arrangements to either make them exempt from or have them comply with Section 409A.

Compensation Committee Report(1)

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

COMPENSATION COMMITTEE

Louis G. Lange (Chairman)

Ernest Mario

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth the compensation paid or awarded to each of our named executive officers for services rendered in 2006, 2007 and 2008.

Name and Principal Position	Year	Salary		Bonus(1)			Stock Awards(2)	Option Awards(2)(3)		Non-Equity Incentive Plan Compensation(1)(4)		All Other Compensation(5)		Total(3)
Russell J. Howard Chief Executive Officer and Director	2008		$520,520		—		$245,868		$694,813		$200,000		$14,349		$1,675,550
	2007		$500,500		—		—		$897,573		$225,225		$14,043		$1,637,341
	2006		$500,500		—		—		$1,111,702		$175,175		$13,674		$1,801,051

Elliot Goldstein(6) Chief Operating Officer	2008		$439,828		—		$186,860		$632,267		$98,961		—		$1,357,016
	2007		$457,449		—		—		$676,797		$126,874		170,808		$1,431,928
	2006		$437,865		—		—		$632,459		$109,466		$337,742		$1,517,533

Lawrence W. Briscoe Chief Financial Officer and Senior Vice President	2008		$370,473		—		$157,355		$285,270		$88,314		$15,660		$917,072
	2007		$356,796		—		—		$371,759		$89,199		$15,363		$833,117
	2006		$349,800		—		—		$459,973		$69,960		$15,008		$894,741

Grant Yonehiro Chief Business Officer and Senior Vice President(7)	2008		$295,500		—		$161,643		$355,463		$102,100		$15,644		$930,350

Former Executive Officers:
Santosh Vetticaden Former Chief Medical Officer and Senior Vice President(8)	2008 2007	$ $	219,050 298,763	$	— 135,000	(9)	$196,694 —	$ $	477,364 567,517	$	— 101,100	$	— 10,959	$ $	893,108 1,113,339

(1)	Certain amounts previously reported under the “Bonus” column for Dr. Howard, Dr. Goldstein and Mr. Briscoe in 2006 and 2007 and for Dr. Vetticaden in 2007 have been re-characterized in this table as non-equity incentive plan compensation.

(2)	Represents compensation expense for restricted stock units and/or stock option grants to the named executive officers as recognized by us for financial reporting purposes under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) in each year (but disregarding estimate of forfeitures related to service-based vesting conditions). All options and restricted stock units granted to Dr. Vetticaden were cancelled in connection with his resignation in 2008. See Note 1 of the consolidated financial statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2007 and 2006 regarding assumptions underlying valuation of equity awards. These amounts reflect the Company’s expense for accounting purposes for these awards, and do not represent the actual value that may be realized by the named executive officer.

(3)	Amounts previously reported in the Summary Compensation Table under the “Option Awards” column in 2006 and 2007 for each named executive officer (other than Dr. Vetticaden) have been revised to correct the expense recognized by the Company for financial reporting purposes under SFAS 123(R). The amounts previously reported included only the compensation expense allocable to the options granted to these named executive officers in the applicable year and not the total amount of compensation expense recognized in each such year. The amounts previously reported in the Summary Compensation Table under the “Total” column in 2006 and 2007 for these named executive officers have also been revised in this table accordingly.

(4)	Represents bonus awards made to the named executive officers under the annual cash bonus plan. Further information regarding the annual cash bonus plan and the awards in 2008 is included in “Compensation Discussion and Analysis— Executive Compensation Components— Annual Cash Bonus.”

(5)	The components of the “All Other Compensation” column for 2008 reflects (i) in the case of Dr. Howard, group term life insurance premiums of $2,419, group long term disability insurance premiums of $1,680 and Company contributions under the Company’s 401(k) Plan valued at $10,250; (ii) in the case of Mr. Briscoe, group term life insurance premiums of $3,712, group long term disability insurance premiums of $1,198, Company contributions under the Company’s 401(k) Plan valued at $10,250 and reimbursement of $500 for health club expenses; and (iii) in the case of Mr. Yonehiro, group term life insurance premiums of $878, Company contributions under the Company’s 401(k) Plan valued at $7,750, reimbursement of $6,516 for certain vacation expenses and reimbursement of $500 for health club expenses. The aggregate amount of perquisites and personal benefits for Dr. Goldstein and Dr. Vetticaden were less than $10,000 in 2008.

(6)	Certain amounts in 2007 and 2006 paid in Danish kroner and converted to U.S. dollars at the rate of 0.17928 for 2007, the average exchange rate for the portion of year (through July 2007) that Dr. Goldstein resided in Denmark, and at the rate of 0.16844 for 2006, the average exchange rate for 2006.

(7)	Mr. Yonehiro was appointed Chief Business Officer and Senior Vice President of the Company effective March 3, 2008.

(8)	Dr. Vetticaden resigned as Chief Medical Officer and Senior Vice President of the Company effective August 15, 2008.

(9)	Represents a signing bonus paid in connection with Dr. Vetticaden’s hiring in February 2007.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the plan-based awards granted to each of our named executive officers during 2008.

Name	Grant Date(1)	Approval Date(2)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stocks or Units(4)	All Other Option Awards: Number of Securities Underlying Options(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6)
			Threshold	Target	Maximum
Russell J. Howard Chief Executive Officer and Director	—	—	$0	$334,174	$520,520	—	—	—	—
	02/01/08	01/23/08	—	—	—	—	43,750	$7.29	$158,572
	04/01/08	01/23/08	—	—	—	—	43,750	$6.49	$144,169
	05/07/08	05/07/08	—	—	—	125,000	—	—	$750,000
	07/01/08	01/23/08	—	—	—	—	43,750	$3.51	$83,081
	10/01/08	01/23/08	—	—	—	—	43,750	$4.05	$99,286

Elliot Goldstein Chief Operating Officer	—	—	$0	$197,923	$263,897	—	—	—	—
	02/01/08	01/23/08	—	—	—	—	31,250	$7.29	$113,266
	04/01/08	01/23/08	—	—	—	—	31,250	$6.49	$102,978
	05/07/08	05/07/08	—	—	—	95,000	—	—	$570,000
	07/01/08	01/23/08	—	—	—	—	31,250	$3.51	$59,344
	10/01/08	01/23/08	—	—	—	—	31,250	$4.05	$70,919

Lawrence W. Briscoe Chief Financial Officer and Senior Vice President	—	—	$0	$176,821	$222,884	—	—	—	—
	02/01/08	01/23/08	—	—	—	—	21,875	$7.29	$79,286
	04/01/08	01/23/08	—	—	—	—	21,875	$6.49	$72,085
	05/07/08	05/07/08	—	—	—	80,000	—	—	$480,000
	07/01/08	01/23/08	—	—	—	—	21,875	$3.51	$41,541
	10/01/08	01/23/08	—	—	—	—	21,875	$4.05	$49,643

Grant Yonehiro Chief Business Officer and Senior Vice President	—	—	$0	$154,200	$180,000	—	—	—	—
	02/01/08	01/23/08	—	—	—	—	15,625	$7.29	$56,633
	03/03/08	03/03/08	—	—	—	—	9,375	$6.15	$28,666
	04/01/08	01/23/08	—	—	—	—	25,000	$6.49	$82,383
	05/07/08	05/07/08	—	—	—	80,000	—	—	$480,000
	07/01/08	01/23/08	—	—	—	—	25,000	$3.51	$47,475
	10/01/08	01/23/08	—	—	—	—	25,000	$4.05	$56,735
	11/26/08	11/26/08	—	—	—	10,000	—	—	$49,000

Name	Grant Date(1)	Approval Date(2)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stocks or Units(4)	All Other Option Awards: Number of Securities Underlying Options(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6)
			Threshold	Target	Maximum
Former Executive Officers:
Santosh Vetticaden Former Chief Medical Officer and Senior Vice President(7)	—	—	$0	$169,983	$210,288	—	—	—	—
	02/01/08	01/23/08	—	—	—	—	25,000	$7.29	$90,613
	04/01/08	01/23/08	—	—	—	—	25,000	$6.49	$82,383
	05/07/08	05/07/08	—	—	—	100,000	—	—	$600,000
	07/01/08	01/23/08	—	—	—	—	25,000	$3.51	$47,475

(1)	All options and restricted stock units granted to the named executive officers during 2008 were granted under the Company’s 2006 Equity Incentive Plan.

(2)	Reflects the date on which equity awards were approved by the Compensation Committee or Board of Directors. In accordance with the Company’s standard option grant practices, on January 23, 2008, the Compensation Committee approved annual merit-based option awards for the executive officers to be granted in four equal installments on February 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008. All options were granted at the closing price of the Company’s common stock on the date of grant. See “Compensation Discussion and Analysis— Long-Term Equity Incentive Program— Policies with Respect to Equity Compensation Awards.”

(3)	Represents possible bonus awards for 2008 under our annual cash bonus plan. The actual amounts paid to the named executive officers in 2008 are set forth in the Summary Compensation Table on page 15. Further information regarding the annual cash bonus plan is included in “Compensation Discussion and Analysis— Executive Compensation Components— Annual Cash Bonus.”

(4)	Represents restricted stock unit awards granted to each executive officer. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. Except as described below, the restricted stock unit awards vest as to 25% of the underlying shares on May 1, 2009 and as to the remaining underlying shares on May 3, 2010. The restricted stock unit award granted to Mr. Yonehiro on November 26, 2008 vests in full on December 31, 2009. The 2006 Equity Incentive Plan and related restricted stock unit award agreements provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. The restricted stock unit awards also include the ability to have shares withheld to satisfy income tax obligations.

(5)	Represents stock options granted to the named executive officers. The options vested and became exercisable as to 1/4 of the underlying shares on January 1, 2009 and vest as to 1/48 of the underlying shares on a monthly basis thereafter.

(6)	Represents the grant date fair value of equity awards as calculated in accordance with SFAS 123(R), which for stock options is based on a Black-Scholes-Merton option valuation model, and for restricted stock units is based on the closing price of the Company’s common stock on the date of grant. See Note 1 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying the valuation of our equity awards.

(7)	Dr. Vetticaden resigned as Chief Medical Officer and Senior Vice President of the Company, effective August 15, 2008. As a result of his resignation, Dr. Vetticaden was not eligible for a bonus award in 2008. In addition, all of Dr. Vetticaden’s outstanding option awards were cancelled prior to exercise.

See the section entitled “Compensation Discussion and Analysis” above for a complete description of our compensation policies and plans pursuant to which the amounts listed under the Summary Compensation Table and Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at December 31, 2008 granted to each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
Russell J. Howard Chief Executive Officer and Director	150,000	—	—	$0.75	09/07/2009	(4)	125,000	$1,115,000
	16,875	—	—	$0.75	09/07/2009	(5)
	5,625	—	—	$0.75	09/07/2009	(6)
	282,208	—	—	$56.875	06/28/2010	(7)
	5,292	—	—	$56.875	06/28/2010	(7)
	143,750	—	—	$13.15	04/25/2011	(8)
	44,688	—	—	$14.14	01/17/2012
	44,688	—	—	$12.44	03/31/2012
	44,688	—	—	$10.51	06/30/2012
	44,688	—	—	$6.74	09/30/2012
	200,000	—	—	$7.40	01/16/2013	(9)
	100,000	—	—	$7.29	03/31/2013	(9)
	100,000	—	—	$10.76	06/30/2013	(9)
	87,500	—	—	$10.41	01/01/2014
	87,500	—	—	$9.55	07/18/2014
	41,666	8,334	—	$12.17	01/02/2015	(10)
	145,000	—	—	$12.17	01/02/2015	(11)
	41,666	8,334	—	$7.00	06/30/2015	(10)
	145,000	—	—	$7.00	06/30/2015	(11)
	63,802	23,698	—	$7.89	01/02/2016
	63,802	23,698	—	$7.53	07/02/2016
	41,927	45,573	—	$10.64	01/02/2017
	41,927	45,573	—	$8.66	07/01/2017
	—	43,750	—	$7.29	01/31/2018
	—	43,750	—	$6.49	03/31/2018
	—	43,750	—	$3.51	06/30/2018
	—	43,750	—	$4.05	9/30/2018

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
Elliot Goldstein Chief Operating Officer	120,000	—	—	$6.88	03/02/2013		95,000	$847,400
	60,000	—	—	$7.29	03/31/2013
	60,000	—	—	$10.76	06/30/2013
	31,250	—	—	$10.41	01/01/2014
	31,250	—	—	$9.55	07/18/2014
	47,500	—	—	$12.17	01/02/2015	(12)
	27,083	5,417	—	$12.17	01/02/2015	(10)
	47,500	—	—	$7.00	06/30/2015	(12)
	27,083	5,417	—	$7.00	06/30/2015	(10)
	45,572	16,928	—	$7.89	01/02/2016
	113,020	41,980	—	$7.89	01/02/2016
	45,572	16,928	—	$7.53	07/02/2016
	29,947	32,553	—	$10.64	01/02/2017
	29,947	32,553	—	$8.66	07/01/2017
	—	31,250	—	$7.29	01/31/2018
	—	31,250	—	$6.49	03/31/2018
	—	31,250	—	$3.51	06/30/2018
	—	31,250	—	$4.05	9/30/2018

Lawrence W. Briscoe Chief Financial Officer and Senior Vice President	187,500	—	—	$32.00	11/30/2010	(13)	80,000	$713,600
	12,500	—	—	$32.00	11/30/2010	(14)
	100,000	—	—	$13.15	04/25/2011	(15)
	75,000	—	—	$19.40	06/28/2011	(16)
	35,149	—	—	$14.14	01/17/2012
	35,149	—	—	$12.44	03/31/2012
	35,149	—	—	$10.51	06/30/2012
	35,149	—	—	$6.74	09/30/2012
	137,500	—	—	$7.40	01/16/2013	(9)
	68,750	—	—	$7.29	03/31/2013	(9)
	68,750	—	—	$10.76	06/30/2013	(9)
	43,750	—	—	$10.41	01/01/2014
	43,750	—	—	$9.55	07/18/2014
	4,166	834	—	$12.17	01/02/2015	(10)
	65,000	—	—	$12.17	01/02/2015	(13)
	4,166	834	—	$7.00	06/30/2015	(10)
	65,000	—	—	$7.00	06/30/2015	(11)
	31,900	11,850	—	$7.89	01/02/2016
	31,900	11,850	—	$7.53	07/02/2016
	20,963	22,787	—	$10.64	01/02/2017
	20,963	22,787	—	$8.66	07/01/2017
	—	21,875	—	$7.29	01/31/2018
	—	21,875	—	$6.49	03/31/2018
	—	21,875	—	$3.51	06/30/2018
	—	21,875	—	$4.05	9/30/2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)		Market Value of Shares or Units of Stock That Have Not Vested(3)
Grant Yonehiro Chief Business Officer and Senior Vice President	50,000	—	—	$11.14	06/01/2013	90,000	(17)	$802,800
	12,500	—	—	$10.41	01/01/2014
	12,500	—	—	$10.33	06/30/2014
	24,479	521	—	$12.17	01/02/2015
	24,479	521	—	$7.00	06/30/2015
	92,968	34,532	—	$7.89	01/02/2016
	22,786	8,464	—	$7.89	01/02/2016
	22,786	8,464	—	$7.53	07/02/2016
	14,973	16,277	—	$10.64	01/02/2017
	14,973	16,277	—	$8.66	07/01/2017
	—	15,625	—	$7.29	01/31/2018
	—	9,375	—	$6.15	03/02/2018
	—	25,000	—	$6.49	03/31/2018
	—	25,000	—	$3.51	06/30/2018
	—	25,000	—	$4.05	09/30/2018
Former Executive Officers:
Santosh Vetticaden Former Chief Medical Officer and Senior Vice President(18)	—	—	—	—	—	—		—

(1)	Unless otherwise indicated, options vest and become exercisable as to 1/4 of the underlying shares on the first anniversary of the grant date or vesting commencement date and as to 1/48 of the underlying shares on a monthly basis thereafter.

(2)	Represents restricted stock unit awards granted to each executive officer. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. Unless otherwise indicated, restricted stock units vest as to 1/4 of the underlying shares on May 1, 2009 and as to all remaining underlying shares on May 3, 2010. The 2006 Equity Incentive Plan and related restricted stock unit award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company.

(3)	The market value of the restricted stock units was calculated based on the closing sale price of $8.92 per share of the Company’s common stock on December 31, 2008, the last trading day in 2008.

(4)	Option vested and became exercisable in two equal installments on the third and fourth year anniversary of the vesting commencement date.

(5)	Option vested and became exercisable in full on January 1, 2004.

(6)	Option vested and became exercisable in full on September 8, 1999.

(7)	Option vested and became exercisable in four installments over a three-year period beginning on the grant date.

(8)	Option vested and became exercisable in two installments on December 31, 2001 and July 1, 2003.

(9)	The option vested and became exercisable as to 1/6 of the underlying shares on July 1, 2003 and as to 1/36 of the underlying shares on a monthly basis thereafter.

(10)	The option vests and becomes exercisable as to 1/12 of the underlying shares on a monthly basis beginning on February 1, 2008.

(11)	The option vested and became exercisable in full on February 1, 2008.

(12)	Option vested and became exercisable in full on December 1, 2007.

(13)	Option vested and became exercisable in six installments over a four-year period beginning on May 20, 2002.

(14)	Option vested and became exercisable in three equal installments over a four-year period beginning on May 20, 2002.

(15)	Option vested and became exercisable in three installments on December 31, 2001, May 20, 2002 and November 20, 2002.

(16)	Option vested and became exercisable in four equal annual installments beginning on the first anniversary of the vesting commencement date.

(17)	Includes award of restricted stock unit covering 10,000 shares of common stock granted to Mr. Yonehiro on November 26, 2008 that vests in full on December 31, 2009.

(18)	Dr. Vetticaden resigned as Chief Medical Officer and Senior Vice President of the Company effective August 15, 2008. All of Dr. Vetticaden’s outstanding equity awards were cancelled prior to December 31, 2008 in connection with his resignation.

Option Exercises and Stock Vested Table

The following table includes certain information with respect to options exercised by our named executive officers during 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Russell J. Howard Chief Executive Officer and Director	25,600	$175,453	—	—
Elliot Goldstein Chief Operating Officer	—	—	—	—
Lawrence W. Briscoe Chief Financial Officer and Senior Vice President	—	—	—	—
Grant Yonehiro Chief Business Officer and Senior Vice President	—	—	—	—
Former Executive Officers:
Santosh Vetticaden Former Chief Medical Officer and Senior Vice President(2)	—	—	—	—

(1)	The value realized upon exercise of stock options reflects the price at which shares acquired upon exercise of the stock options were sold, net of the exercise price for acquiring the shares.

(2)	Dr. Vetticaden resigned as Chief Medical Officer and Senior Vice President of the Company effective August 15, 2008.

Potential Payments Upon Termination or Change of Control

Change of Control Agreements

We have entered into change of control agreements with each of our executive officers. The change of control agreements provide the executive officers with protection of certain benefits in case of a termination of his or her employment with the Company in connection with a change of control of the Company (as defined in the change of control agreements).

Under the change of control agreements, a change of control occurs upon:

•	a dissolution or liquidation of the Company, a sale of all or substantially all the assets of the Company or a sale of substantially all the assets of the Company’s protein pharmaceutical business;

•

a merger, recapitalization, reorganization, consolidation or other similar transaction in which beneficial ownership of securities of the Company representing at least thirty-five percent (35%) of the combined voting power entitled to vote in the election of directors has changed;

•

an acquisition by any person, entity or group of securities of the Company representing at least thirty-five percent (35%) of the combined voting power entitled to vote in the election of directors; or

•	the individuals who are members of the incumbent board (as defined in the agreement) cease for any reason to constitute at least fifty percent (50%) of the Board.

Under the change of control agreements, if a change of control occurs and, within eighteen (18) months following the change of control (except as described below), either (x) the Company terminates the executive officer’s employment other than for cause, disability (as each term in defined in the change of control agreements) or death or (y) the executive officer terminates his or her employment with the Company voluntarily with good reason (as defined in the change of control agreements), then in each case (subject to the executive officer entering into a release of claims in favor of the Company):

•

the executive officer is entitled to receive a lump sum payment equal to three times the executive officer’s yearly base salary in effect on the date of termination (without giving effect to any reduction in base salary subsequent to a change of control that constitutes good reason);

•

each of the executive officer’s outstanding equity awards shall have their vesting schedule accelerate in full as of the date of termination and the post-termination exercise period of the executive’s outstanding stock options and other awards shall automatically be extended to their full original term;

•

if on the date of termination the executive officer is covered by any Company-paid health, disability, accident and/or life insurance plans or programs, the Company will provide to the executive officer benefits substantially similar to those that the executive officer was receiving immediately prior to the date of termination for up to three (3) years; and

•

the executive officer will also be eligible for and considered for a full bonus for the calendar year in which the executive officer’s employment terminates, regardless of the effective date of the executive officer’s termination.

If a change of control occurs and, within eighteen (18) months following the change of control (except as described below), the executive officer’s employment with the Company is terminated as a result of death or disability, then in each case:

•

each of the executive officer’s outstanding equity awards shall have their vesting schedule accelerated such that vesting shall occur as if the vesting had occurred on a monthly basis from the last date of vesting to the date of termination; and

•	the Company will provide the executive officer and his or her family, if applicable, with health, disability, accident and/or life insurance benefits as described above.

If the change of control is the result of the sale of substantially all the assets of the Company’s protein pharmaceutical business, then the benefits described above are payable to the executive officer upon cessation of employment with the Company (for any reason) that occurs after the earlier to occur of (i) twelve (12) months after the change of control and (ii) disposition of all or substantially all the remaining assets of the Company, or such shorter period as determined in the sole discretion of the Board.

For the purposes of the change of control agreements, “good reason” means: (i) any material reduction of the executive officer’s duties, authority or responsibilities relative to the executive officer’s duties, authority, or responsibilities as in effect immediately before such reduction; (ii) a reduction by the Company in the base salary of the executive officer, or of twenty-five percent (25%) or more in the target bonus opportunity of such executive officer, as in effect immediately before such reduction; (iii) the relocation of the executive officer to a facility or a location more than thirty (30) miles from the executive officer’s then present business location; (iv) a material breach by the Company of any provision of the change of control agreement or (v) any failure of the Company to obtain the assumption of the change of control agreement by any successor or assign of the Company.

The change of control agreements provide that in the event that the severance, acceleration of stock options and other benefits payable to the executive officer described above (i) constitute “parachute payments” within the meaning of Section 280G (as it may be amended or replaced) of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 (as it may be amended or replaced) of the Internal Revenue Code, then the executive officer’s benefits shall be either delivered in full, or delivered as to such lesser extent that would result in no portion of such benefits being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax, results in the receipt by the executive officer on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under the excise tax.

Prior to a change of control of the Company, the right to receive benefits under any change of control agreement will automatically terminate on the date upon which the executive officer ceases to be an executive officer, for any reason or no reason, as evidenced by the written resignation of such executive officer, by action of the Board removing such executive officer as an executive officer of the Company or otherwise.

We intend the change of control agreements to comply with requirements of Section 409A of the Internal Revenue Code and have amended these agreements to ensure that the arrangements are either exempt from, or satisfy the requirements of, Section 409A.

Restricted Stock Units

All employees of the Company, including executive officers, and Mr. Stein were granted restricted stock units in 2008. The restricted stock units typically vest as to 25% of the underlying shares on May 1, 2009 and as to the remaining underlying shares on May 3, 2010. The restricted stock unit award agreements also provide for acceleration of vesting if full upon the first to occur of (i) recipient’s involuntary employment termination without cause (as defined restricted stock unit award agreement), or (ii) ninety (90) days, or such shorter period of time as is determined by the management of the Company (or the applicable successor to the Company) in its sole discretion, following (A) a change of control or (B) the recipient’s termination of employment following their acceptance of an employment offer with a person or group that has acquired any asset from the Company; provided that the solicitation of such employment is authorized in writing by the Company.

Under the restricted stock unit award agreements, a change of control occurs upon: (i) an acquisition by any person or group of stock of the Company that, together with stock held by such person or group of more than fifty percent (50%) of the total fair market value or total voting power of the stock of the Company; (ii) either (a) the acquisition by a person or group of ownership of stock of the Company of thirty-five percent (35%) or more of the total voting power of the stock of the Company, or (b) the date a majority of members of the Company’s board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s board of directors before the date of the appointment or election; or (iii) the acquisition by a person or group of assets from the Company that have a total gross fair market value equal to or more than eighty percent (80%) of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

Consulting Arrangements

In addition to the change of control agreements described above, we from time to time enter into consulting arrangements with certain key employees, including executive officers, in connection with their resignation or other termination of their employment. On February 29, 2008, the Company entered into a consulting agreement with Dr. Michael Rabson, our former General Counsel and Senior Vice President, in connection with his resignation from the Company effective March 31, 2008. Under the agreement, which became effective on April 1, 2008, Dr. Rabson receives an hourly fee of $350 for any consulting services he provides to us, and during the term of the agreement certain vested stock options held by Dr. Rabson as of March 31, 2008 will continue to be exercisable in accordance with their existing terms. The original term of the agreement expired on December 31, 2008, but has been extended by the Company and Dr. Rabson until June 30, 2009, unless earlier terminated in accordance with its terms.

Estimated Potential Payments

The table below sets forth the estimated current value of potential payments and benefits to each of the named executive officers in connection with (i) a qualifying termination within 18 months following a change of control and the death or disability of the named executive officer within 18 months following a change of control under the change of control agreements and (ii) a qualifying acceleration event under the restricted stock unit awards. The amounts shown assume that the triggering events occurred on December 31, 2008 and do not include (i) benefits earned during the term of the named executive officer’s employment that are available to all employees, such as accrued vacation; and (ii) benefits paid by insurance providers under life and disability policies. The actual amounts or value to be paid to or received by the executive officer can only be determined at the time of such executive officer’s separation from the Company.

Triggering Event	Potential Payment or Benefit
		Dr. Howard	Dr. Goldstein	Mr. Briscoe	Mr. Yonehiro
Change of Control Agreements
Change of Control and Termination by Company Without Cause or by Executive for Good Reason	Cash payment(1)	$1,761,560	$1,417,545	$1,199,733	$1,002,100
	Acceleration of unvested stock options and restricted stock units(2)	$1,827,574	$1,398,595	$1,063,490	$1,233,271
	Continuing health, disability, accident and/or life insurance benefits(3)	$73,876	$73,876	$53,996	$73,876

	Total	$3,663,010	$2,890,015	$2,317,220	$2,309,246

Change of Control and Termination Due to Death or Disability	Cash payment(1)	$0	$0	$0	$0
	Acceleration of unvested stock options and restricted stock units(2)	$1,827,574	$1,398,595	$1,063,490	$1,233,271
	Continuing health, disability, accident and/or life insurance benefits(3)	$73,876	$73,876	$53,996	$73,876

	Total	$1,901,450	$1,472,470	$1,117,487	$1,307,146
Restricted Stock Units

Change of Control, Termination by Company Without Cause or Acceptance of Employment with Successor Employer	Acceleration of unvested restricted stock units(2)	$1,115,000	$847,400	$713,600	$802,800

	Total	$1,115,000	$847,400	$713,600	$802,800

(1)	Reflects three (3) times the executive’s annual base salary as of December 31, 2008, plus the executive officer’s 2008 bonus.

(2)	Reflects the intrinsic value of the aggregate in-the-money options and/or restricted stock units that would become vested before the applicable stated vesting date as a result of a qualifying termination in connection with a change of control. The intrinsic value of stock options is the aggregate difference between the closing price of our common stock on December 31, 2008 ($8.92) and the exercise prices of the accelerated options, if less than $8.92. The intrinsic value of each accelerated restricted stock unit is the closing price of our common stock on December 31, 2008 ($8.92).

(3)	Reflects the estimated cost of premiums for 3 years for group medical, dental, life and disability programs, based on the premiums in effect at December 31, 2008.

DIRECTOR COMPENSATION

Non-employee directors of the Company are paid an annual retainer of $25,000. The Chairs of the Audit Committee, Compensation Committee, and Strategy Committee receive an additional annual retainer of $15,000 and the Chair of the Board receives an additional annual retainer of $20,000. Each non-employee director receives a meeting fee of $2,500 for each regularly scheduled Board meeting attended and a meeting fee of $1,000 for each Committee meeting attended. No additional amounts are currently payable for special assignments.

Non-employee directors also receive nondiscretionary, automatic grants of options to purchase 20,000 shares of Company common stock on the date that the director first is appointed or elected to the Board. In addition, non-employee directors receive nondiscretionary, automatic grants of options to purchase 17,500 shares of Company common stock each year on the date of the first meeting of the Board immediately following each annual meeting of stockholders of the Company (even if held on the same day as the meeting of stockholders); provided that the director both (a) is a non-employee director on that date, and (b) has continuously served as a director for longer than six months.

The initial grants and the subsequent grants are made under the Company’s 1999 Nonemployee Directors Stock Option Plan and/or the Company’s 2006 Equity Incentive Plan. Both the initial grants and each of the subsequent grants vest in full and are immediately exercisable on the date of grant, subject to the Company’s right to repurchase the underlying shares. For the initial grants, such right of repurchase generally lapses as to 25% of the underlying shares on each of the first four anniversaries of the date of grant while the right of repurchase for the subsequent grants generally lapses in full on the first anniversary of the date of grant, in each case provided the director continues as a director of the Company. Upon a change in control of the Company, each option granted to a non-employee director will vest in full immediately and automatically and any repurchase right will lapse in full immediately and automatically.

From time to time, the Board also approves the grant of additional equity awards to individual directors. In May 2008, the Board approved the grant of a restricted stock unit award covering 60,000 shares of Company common stock to Mr. Isaac Stein in his capacity as Chairman of the Board. The restricted stock unit award is subject to the same terms and conditions applicable to the restricted stock unit awards granted to all other Company employees (see Potential Payments Upon Termination or Change of Control—Restricted Stock Units). The Board also previously approved one-time grants of stock options to Mr. James Sulat in November 2005 and to Dr. Louis Lange in December 2005 each covering 30,000 shares. These option grants vest in equal installments on the anniversary of the grant date over a four-year period.

In addition to the compensation paid or awarded to Mr. Stein for his services as a member of the Board and Chairman of the Board, in 2006 the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Stein is the president and sole stockholder. Under this consulting arrangement, the Company pays consulting fees to Waverley and has granted Mr. Stein an option to purchase shares of the Company’s common stock. See “Related Party Transactions and Other Compensation Arrangements” below. The amounts paid to Waverley in 2008 under the consulting agreement are included in the Director Compensation table below.

2008 Director Compensation Table

The following table shows compensation paid, earned or awarded to each of the non-employee members of our Board for 2008. Dr. Howard, our Chief Executive Officer, receives no additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total
Isaac Stein, Chairman	$70,000	$118,017	$52,336	$289,992	(2)	$530,345
M.R.C. Greenwood	$30,000	—	$52,336	—		$82,336
Louis G. Lange	$55,000	—	$70,733	—		$125,733
Ernest Mario	$44,000	—	$52,336	—		$96,336
Gordon Ringold	$39,000	—	$52,336	—		$91,336
James R. Sulat	$51,500	—	$70,091	—		$121,591

(1)	Reflects compensation expense recognized by us for financial reporting purposes under SFAS 123(R) for the year ended December 31, 2008, but disregarding estimate of forfeitures related to service-based vesting conditions. See Note 1 of the consolidated financial statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007 regarding assumptions underlying the valuation of our equity awards. These amounts reflect the Company’s expense for accounting purposes for these awards, and do not represent the actual value that may be realized by a non-employee director.

Each director named above received a grant on May 30, 2008 totaling 17,500 stock options with a grant date fair value under SFAS 123(R) of $52,336. The table below shows the aggregate numbers of stock awards and option awards outstanding for each non-employee director as of December 31, 2008.

Name	Aggregate Option Awards Outstanding as of December 31, 2008	Aggregate Stock Awards Outstanding as of December 31, 2008
Isaac Stein, Chairman	307,500	60,000
M.R.C. Greenwood	64,750	—
Louis G. Lange	72,500	—
Ernest Mario	97,500	—
Gordon Ringold	57,500	—
James R. Sulat	87,500	—

(2)	Represents cash amounts paid or payable to Waverley during 2008 pursuant to the above referenced consulting agreement.

Related Party Transactions and Other Compensation Arrangements

Consulting Arrangements

On April 1, 2006, the Company entered into a two-year consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as Chairman of our Board. Pursuant to the terms of the agreement, Waverley makes the consulting services of Mr. Stein available to assist the Company and its affiliates and their respective management, employees and agents regarding the business of the Company. In consideration for Mr. Stein’s services, the Company pays consulting fees to Waverley of $24,166 per month. In addition, pursuant to the terms of the agreement, the Company granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock. The option has an exercise price of $8.29 per share and became fully vested and exercisable in May 2007. The option has been granted under and is subject to the terms of the 1997 Plan and a related stock option agreement. Mr. Stein will continue to serve as Chairman of the Board, but resigned as a member of the Company’s Audit and

Compensation Committees, effective March 28, 2006. The consulting agreement, as amended in May 2008, provides for the automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Mr. Stein will continue to receive remuneration for his service as a member of the Board and as Chairman of the Board. The amount paid or payable to Waverley under the consulting agreement during 2008 is set forth in the Director Compensation table above.

On February 29, 2008, the Company entered into a consulting agreement with Dr. Michael Rabson in connection with his resignation from the Company on March 31, 2008. Under the agreement, which became effective on April 1, 2008, Dr. Rabson is paid an hourly fee of $350 for any consulting services he provides to us, and during the term of the agreement certain vested stock options held by Dr. Rabson continue to be exercisable in accordance with their existing terms. During 2008, the Company paid Dr. Rabson less than $10,000 under this consulting agreement. The original term of the agreement expired on December 31, 2008, but has been extended by the Company and Dr. Rabson until June 30, 2009, unless earlier terminated in accordance with its terms. The agreement does not provide for any minimum or maximum payment by the Company or time commitment by Dr. Rabson and, as a result, we are unable to estimate potential future payments to Dr. Rabson, if any, under this agreement.

Tax Equalization Arrangement

On November 20, 2006, the Company entered into a letter agreement with Elliot Goldstein, the Company’s Chief Operating Officer and a named executive officer, under which the Company paid to Dr. Goldstein tax equalization payments in the aggregate amount of 586,452 Danish kroner (approximately US$105,000) covering the period from February 2007 to July 2007. In accordance with this letter agreement, the Company also made a separate tax equalization payment to Dr. Goldstein in January 2007 of 374,982 Danish kroner (approximately US$63,078) reflecting 57.7% of his bonus for 2006. The payments were designed to allow Dr. Goldstein to maintain his net income under the Danish expatriate tax regime. This letter agreement extended Dr. Goldstein’s prior arrangement, established in March 2005, under which the Company provided Dr. Goldstein with tax equalization payments in the aggregate amount of 1,492,138 Danish kroner (approximately US$268,674) covering the period from February 2006 to February 2007. In August 2007, Dr. Goldstein relocated to the United States and the tax equalization payments were discontinued. The tax equalization payments made to Dr. Goldstein in 2006 and 2007 are included in the Summary Compensation Table on page 15.

Change of Control Arrangements

We have entered into change of control agreements with each of our executive officers. Information regarding the material terms and potential payments under such agreements for the named executive officers is provided in the section entitled “Potential Payments Upon Termination or Change of Control” on page 21.

Indemnity Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Compensation Committee Interlocks and Insider Participation

Louis G. Lange (Chairman) and Ernest Mario are the current members of the Company’s Compensation Committee. They have no relationship with the Company other than as directors and stockholders. During 2008, no executive officer of the Company served as a director, or as a member of any compensation committee, of any other for-profit entity that had an executive officer that served on the Board of Directors or Compensation Committee of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains a 2006 Equity Incentive Plan (the “2006 Plan”), a 1997 Stock Option Plan (the “1997 Plan”), a 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”), a 2000 Non-Officer Stock Option Plan (the “Non-Officer Plan”), a 2000 International Stock Option Plan (the “International Plan”) and a 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which the Company may grant equity awards to eligible persons. The 1997 Plan was terminated as to new awards on May 30, 2006 in connection with stockholder approval of the 2006 Plan and the International Plan was terminated as to new awards on February 29, 2008 in connection with the cessation of operations at Maxygen ApS, the Company’s Danish subsidiary. The 2006 Plan, 1997 Plan, the Directors’ Plan, the Non-Officer Plan, the International Plan and the ESPP are described more fully in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table gives information about equity awards under our 2006 Plan, 1997 Plan, Directors’ Plan, Non-Officer Plan, International Plan and ESPP as of December 31, 2008.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	7,133,924	(3)	$12.89	(4)	5,752,993	(5)
Equity compensation plans not approved by security holders(2)	4,138,105		$12.29		910,975	(6)
Total	11,272,029		$12.65		6,663,968

(1)	Includes the 2006 Plan, the 1997 Plan, the Directors Plan and the ESPP.

(2)	Includes the 2000 Plan and the International Plan.

(3)	Includes 1,007,500 shares to be issued upon vesting of restricted stock units granted under the 2006 Plan.

(4)	For purposes of this calculation, the 1,007,500 shares to be issued upon the vesting of restricted stock units granted under the 2006 Plan have been excluded since these awards do not have an exercise price.

(5)	Of these shares, 1,309,021 shares remain available for purchase under the ESPP. The ESPP incorporates an evergreen formula pursuant to which on the first business day of each calendar year, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the lesser of (i) 200,000 shares, (ii) 0.75% of the outstanding shares on the date of the annual increase, or (iii) an amount determined by the Board.

(6)	The Non-Officer Plan incorporates an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the Non-Officer Plan will increase by a number equal to the greater of (i) 250,000 shares and (ii) 0.7% of the outstanding shares on the date of the annual increase, or a lower amount determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2009 by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person known by us to own more than 5% of our common stock.

Percentage of ownership is based upon 38,049,179 shares outstanding as of March 31, 2009. Beneficial ownership is calculated based upon SEC requirements. All shares of the common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2009 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, the address of each individual listed in the table is c/o Maxygen, Inc., 515 Galveston Drive, Redwood City, California 94063.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Beneficial Owner
GlaxoSmithKline plc(1) 980 Great West Road Brentford, Middlesex TW8 9GS, England	6,554,849	17.2%
Conus Partners, Inc.(2) 50 Rockefeller Plaza, 2nd Floor New York, New York 10020 United States of America	4,830,442	12.7
R.A. Investment Group(3) 200 West Madison, Suite 2500 Chicago, Illinois 60606	2,185,323	5.7
Russell J. Howard(4)	2,469,402	6.2
Lawrence W. Briscoe(5)	1,180,203	3.0
Elliot Goldstein(6)	810,412	2.1
Grant Yonehiro(7)	355,997	*
Isaac Stein(8)	727,775	1.9
M.R.C. Greenwood(9)	57,500	*
Louis G. Lange(10)	65,000	*
Ernest Mario(11)	100,464	*
Gordon Ringold(12)	380,694	*
James R. Sulat(13)	80,000	*
All current directors and executive officers as a group (10 persons)(14)	6,227,446	14.5

*	Less than 1% of Maxygen’s outstanding common stock.

(1)	Based solely upon a Schedule 13G filed with the SEC on February 11, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on July 10, 2001, Amendment No. 2 thereto, filed with the SEC on February 13, 2004 and Amendment No. 3 thereto, filed with the SEC on February 12, 2008. Consists of 6,498,599 shares held by Glaxo Group Limited and 56,250 shares held by GlaxoSmithKline Services Unlimited, in each case for the benefit of GlaxoSmithKline plc. GlaxoSmithKline plc, Glaxo Group Limited and GlaxoSmithKline Services Unlimited are under common control.

(2)	Based solely upon a Schedule 13G filed with the SEC on September 18, 2007, as amended by Amendment No. 1 thereto filed with the SEC on February 13, 2008 and Amendment No. 2 thereto, filed with the SEC on August 14, 2008.

(3)	Based solely upon a Schedule 13G filed with the SEC on January 4, 2001 as amended by Amendment No. 1 thereto, filed with the SEC on April 6, 2001, Amendment No. 2 thereto, filed with the SEC on February 14, 2005 and Amendment No. 3 thereto, filed with the SEC on February 13, 2008.

(4)	Includes 448,229 shares held by the Russell J. Howard & Maureen C. Howard Trust, of which Dr. Howard is a trustee and 8,846 shares held by the Maxygen 401(k) Plan. Also includes 2,005,644 shares that are subject to options that are exercisable within 60 days of March 31, 2009.

(5)	Consists of 8,987 shares held by the Maxygen 401(k) Plan and 1,171,216 shares subject to options exercisable within 60 days of March 31, 2009.

(6)	Consists of shares that are subject to options that are exercisable within 60 days of March 31, 2009.

(7)	Consists of 2,878 shares held by the Maxygen 401(k) Plan and 353,119 shares subject to options exercisable within 60 days of March 31, 2009.

(8)	Includes 63,198 shares held by Technogen Enterprises, L.L.C. Mr. Stein is a Managing Member of Technogen Enterprises, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the limited liability companies. Also includes 291,533 shares held by the Stein 1995 Revocable Trust, of which Mr. Stein is a trustee. Includes 307,500 shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.

(9)	Consists of shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.

(10)	Consists of 7,500 shares that are subject to options that are exercisable within 60 days of March 31, 2008 and 57,500 shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.

(11)	Includes 97,500 shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.

(12)	Includes 63,198 shares held by Technogen Enterprises, L.L.C. Dr. Ringold is a Managing Member of Technogen Enterprises, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the limited liability companies. Also includes 259,996 shares held by the Gordon Ringold and Tanya Zarucki Trust, of which Dr. Ringold is a trustee. Includes 57,500 shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.

(13)	Consists of 7,500 shares that are subject to options that are exercisable within 60 days of March 31, 2009 and 72,500 shares subject to immediately exercisable options, 17,500 of which would be subject to a Maxygen right of repurchase.

(14)	Includes shares included pursuant to notes (5)-(13).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than the compensation arrangements and transactions described in Item 11 “Executive Compensation” under the headings “Director Compensation” and “Related Party Transactions and Other Compensation Arrangements,” since January 1, 2008 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Policies and Procedures for Approval of Related Person Transactions

Our Code of Business Conduct and Ethics for Employees, Executive Officers and Directors establishes the corporate standards of behavior for all our employees, officers, and directors and generally prohibits transactions that result in a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, with our interests. Our Code of Business Conduct requires all employees, officers, and directors to report potential conflicts of interest. A copy of the Code of Business Conduct is available on our website at www.maxygen.com under “Corporate Governance.” In addition, our Corporate Governance Guidelines require that, on an annual basis, each director and executive officer complete a Director and Officer Questionnaire identifying any transactions with us in which the executive officer or director or their family members have an interest. A copy of the Company’s Corporate Governance Guidelines is available on our website at www.maxygen.com under “Corporate Governance.” The Corporate Governance and Nominating Committee is responsible for reviewing and approving any waiver or exception to our Code of Business Conduct that involves a director or executive officer. This obligation is set forth in writing in the Corporate Governance and Nominating Committee charter, a copy of which is available on our website at www.maxygen.com under “Corporate Governance.” However, in certain cases, a committee consisting of all independent directors has approved a transaction.

Director Independence

As required under applicable Nasdaq listing standards and our Corporate Governance Guidelines, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by the Board. Our Corporate Governance Guidelines require that, on an annual basis, each director complete a Director and Officer Questionnaire identifying any transactions with us in which the executive officer or director or their family members have an interest. Consistent with these considerations, after review of the Director and Officer Questionnaires and all relevant information regarding transactions or relationships between each director or their family members, and the Company, our executive officers and our independent auditors, the Board has affirmatively determined that all of our current directors, except for Dr. Howard, our Chief Executive Officer, and Mr. Stein, the Chairman of the Board, are “independent” within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of the directors, except for Dr. Howard and Mr. Stein, had a relationship with the Company other than as a director and stockholder. Dr. Howard is not independent based on his service as our Chief Executive Officer. Mr. Stein is not independent by virtue of the consulting arrangement between us and Waverley Associates, Inc., a private investment firm for which Mr. Stein is the president and sole stockholder. Information regarding this consulting agreement is set forth in Item 11 of this report under the headings “Director Compensation” and “Related Party Transactions and Other Compensation Arrangements.” Additional information regarding our board of directors is set forth in Item 10 of this report.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2008, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2007	2008
Audit fees(1)	$489,546	$568,438
Audit related fees(2)	8,500	2,175
Tax fees(3)	62,081	42,102

Total	$560,127	$612,715

(1)	Audit fees consisted of professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and internal control over financial reporting, review of unaudited interim financial statements included in the Company’s quarterly reports on Form 10-Q and consultation regarding financial accounting and reporting standards.

(2)	Audit related fees consisted principally of (i) consultations in connection with certain registration statements and other filings with the SEC and (ii) subscription fees for Ernst & Young LLP’s online research service.

(3)	Tax fees consisted principally of consultations regarding the audit of the Company’s Danish tax filings by Danish tax authorities. Tax fees in 2007 also included corporate tax return preparation for the Company’s Danish subsidiary.

The Audit Committee has determined that the rendering of non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will discuss with the Audit Committee the services expected to be rendered by the independent registered public accounting firm during that year for each of four categories of services.

1. Audit services include audit work performed in the preparation of financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consultation regarding the proper application of financial accounting and/or reporting standards.

2. Audit related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, tax advice, and expatriate tax consulting and tax return preparation. Other than tax return preparation for the Company’s Danish subsidiary and consultations regarding the audit of the Company’s Danish tax filings by Danish tax authorities, the Company currently does not retain its independent registered public accounting firm for corporate tax compliance or corporate tax reporting services.

4. Other services include those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee (or as described below, the Chairman of the Audit Committee) pre-approves all audit and permissible non-audit services to be provided by its independent registered public accounting firm. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. The Chairman of the Audit Committee must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved all audit related, tax and other services rendered in 2008 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

April 28, 2009	By:	/s/ Russell J. Howard
Russell J. Howard Chief Executive Officer