Form 10-Q
period 2009-03-31
MAXYGEN INC
filed 2009-05-11
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☐                    No   ☒

As of April 30, 2009, there were 38,070,030 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2009

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A — Risk Factors,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2008	March 31, 2009
ASSETS	(Note 1)	(unaudited )
Current assets:
Cash and cash equivalents	$154,883	$145,951
Short-term investments	51,600	54,917
Related party receivable	—	3,198
Accounts receivable and other receivables	3,526	6,050
Prepaid expenses and other current assets	1,201	1,049

Total current assets	211,210	211,165
Property and equipment, net	2,347	2,240

Total assets	$213,557	$213,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$1,845
Accrued compensation	2,579	1,871
Accrued restructuring charges	1,114	382
Accrued project costs	3,435	2,909
Other accrued liabilities	1,235	609
Deferred revenue	6,175	5,333

Total current liabilities	15,976	12,949
Non-current deferred revenue	3,069	2,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 37,510,502 and 38,049,179 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	4	4
Additional paid-in capital	434,210	438,795
Accumulated other comprehensive loss	(8)	(147)
Accumulated deficit	(239,694)	(240,814)

Total stockholders’ equity	194,512	197,838

Total liabilities and stockholders’ equity	$213,557	$213,405

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2008	2009
	(unaudited)
Collaborative research and development revenue	$—	$3,996
Technology and license revenue (including amounts from related party: three months ended March 31, 2008—$157; three months ended March 31, 2009—$3,606)	157	3,611
Grant revenue	1,286	907

Total revenues	1,443	8,514
Operating expenses:
Research and development	13,106	7,033
General and administrative	3,513	2,885
Restructuring charge	533	98

Total operating expenses	17,152	10,016

Loss from operations	(15,709)	(1,502)
Interest income and other income (expense), net	1,991	382

Net loss	$(13,718)	$(1,120)

Basic and diluted net loss per share	$(0.37)	$(0.03)
Shares used in basic and diluted net loss per share calculations	36,996	37,900

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2008	2009
	(unaudited)
Operating activities
Net loss	$(13,718)	$(1,120)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	568	281
Non-cash stock compensation	1,230	1,452
Changes in operating assets and liabilities:
Related party receivable	7,493	(3,198)
Accounts receivable and other receivables	297	(2,524)
Prepaid expenses and other current assets	280	152
Accounts payable	1,097	407
Accrued compensation	(4,610)	(708)
Accrued restructuring charges	(3,666)	(732)
Accrued project costs	(1,568)	(526)
Other accrued liabilities	(245)	(626)
Deferred revenue	—	(1,293)

Net cash used in operating activities	(12,842)	(8,435)

Investing activities
Purchases of available-for-sale securities	(24,023)	(25,705)
Maturities of available-for-sale securities	37,430	22,250
Acquisition of property and equipment	(174)	(174)

Net cash provided by (used in) investing activities	13,233	(3,629)

Financing activities
Proceeds from issuance of common stock	617	3,132

Net cash provided by financing activities	617	3,132

Net increase (decrease) in cash and cash equivalents	1,008	(8,932)
Cash and cash equivalents at beginning of period	77,130	154,883

Cash and cash equivalents at end of period	$78,138	$145,951

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2009, and for the three months ended March 31, 2008 and 2009, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company’s investment basis in Codexis as of March 31, 2009 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2008 and March 31, 2009, the Company’s equity interest in Codexis was approximately 25% and 22%, respectively. In March 2009, the Company’s equity interest in Codexis decreased as a result of the purchase by Royal Dutch Shell plc of additional shares of Codexis preferred stock in connection with an expansion of a collaboration agreement between the two parties.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. Revenue of $157,000 has been reclassified from revenue from related party to technology and license revenue (including amounts from related party) for the three-months ended March 31, 2008. This reclassification, when made, did not have any effect on total revenues, net loss, total assets or total liabilities and stockholders’ equity.

Accounting for Clinical Trial Costs

The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with Statement of Financial Accounting Standard (“SFAS”) No. 2, “Accounting for Research and Development Costs.” Clinical study costs are a significant component of research and development expenses. Most of the Company’s clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages plus pass through costs:

•	start-up - initial setting up of the trial;

•	site and study management of the trial; and

•	close down and reporting of the trial.

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

In general, the Company’s service agreements permit it to terminate at will, although it would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on the Company’s behalf.

Restructuring Charge

In October 2008, the Company implemented a restructuring plan that has resulted in the termination of approximately 30% of its workforce. In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities in Redwood City, California. The consolidation resulted in cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark. In connection with these restructuring and consolidation plans, the Company recorded estimated expenses for severance and outplacement costs and other restructuring costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when the Company ceases to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, “Employer’s Accounting for Post-employment Benefits.” A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated.

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

Taxes

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to net operating losses in all jurisdictions.

Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. During the periods in which the Company has net income, the diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities.

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net loss per share computations and the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2008	2009
Numerator:
Net loss	$(13,718)	$(1,120)

Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	36,996	37,900

Basic and diluted net loss per share	$(0.37)	$(0.03)

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was approximately 10,617,000 options at March 31, 2008 and approximately 9,425,000 options and 901,000 restricted stock units at March 31, 2009.

Comprehensive loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month periods ended March 31, 2008 and 2009 were as follows (in thousands):

	Three months ended March 31,
	2008	2009
Net loss	$(13,718)	$(1,120)
Changes in unrealized gains (losses) on securities available-for-sale	169	(139)
Changes in foreign currency translation adjustments	—	—

Comprehensive loss	$(13,549)	$(1,259)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2008	March 31, 2009
Unrealized gain on available-for-sale securities	$258	$115
Unrealized losses on available-for-sale securities	(14)	(10)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(8)	$(147)

Recent Accounting Pronouncements

During the three months ended March 31, 2009, the Company adopted the following accounting standards:

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-6 effective January 1, 2009 and there was no effect upon adoption of
EITF 08-6.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective January 1, 2009 and there was no effect upon adoption of SFAS 161.

In December 2007, the FASB ratified the final consensus reached by the EITF on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for the Company beginning January 1, 2009. The Company adopted EITF 07-1 effective January 1, 2009 and there was no effect upon adoption of EITF 07-1 as the Company did not have any agreements on January 1, 2009 and has not entered into any agreements after January 1, 2009 which meet the definition of a collaborative arrangement for purposes of this EITF.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and liabilities and measures its required financial assets and liabilities at fair value. Effective January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. There was no effect upon adoption of SFAS 157 for non-financial assets and non-financial liabilities. See Note 7.

Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 was $346,000 related to employee stock options, compared to $1.1 million for the comparable period in 2008. Stock-based compensation expense related to restricted stock units was $1.0 million for the three months ended March 31, 2009. There was no such expense for the three months ended March 31, 2008. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2009 was $79,000, compared to $120,000 for the comparable period in 2008. Stock-based compensation expense related to consultant stock options was $0 for the three months ended March 31, 2009, compared to $37,000 for the comparable period in 2008.

Stock Options

The exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

In accordance with SFAS 123(R), the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified no discernable activity patterns. The Company uses the Black-Scholes-Merton option pricing model to value all options.

The weighted average assumptions used in the model are outlined in the following tables:

	Three months ended March 31, 2008	Three months ended March 31, 2009 (1)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range—Options	2.75%	—
Risk-free interest rate range—ESPP	2.13% to 4.98%	1.49% to 2.38%
Expected life—Options	5.72 years	—
Expected life—ESPP	0.08 to 1.0 years	0.41 to 0.99 years
Expected volatility-Options	50.61%	—
Expected volatility—ESPP	43.36% to 65.66%	53.81% to 112.67%

(1)	There were no options granted to employees during the three months ended March 31, 2009.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under its 2006 Equity Incentive Plan representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over two years. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three months ended March 31, 2009, the Company recognized $1.0 million in stock-based compensation expenses related to these restricted stock unit awards. There were no stock-based compensation expenses related to restricted stock unit awards for the three months ended March 31, 2008. At March 31, 2009, the unrecognized compensation cost related to these awards was $3.5 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on May 3, 2010 for all but one grant of restricted stock units which vests in full on December 31, 2009.

Valuation and Expense Information under SFAS 123(R)

For the three months ended March 31, 2008 and 2009, stock based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended March 31,
	2008	2009
Research and development	$588	$910
General and administrative	643	542

Stock-based compensation expense before income taxes	1,231	1,452
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$1,231	$1,452

No stock-based employee compensation costs were capitalized as of March 31, 2008 and 2009. There were no recognized tax benefits during the quarters ended March 31, 2008 and 2009.

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

The Company’s cash equivalents and investments as of March 31, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$145,951	$—	$—	$145,951
Commercial paper	9,486	9	—	9,495
Corporate bonds	—	—	—	—
U.S. government agency securities	45,326	106	(10)	45,422

Total	200,763	115	(10)	200,868
Less amounts classified as cash equivalents	(145,951)	—	—	(145,951)

Total investments	$54,812	$115	$(10)	$54,917

The Company’s cash equivalents and investments as of December 31, 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,883	$—	$—	$154,883
Commercial paper	19,176	72	—	19,248
Corporate bonds	1,504	—	(4)	1,500
U.S. government agency securities	30,676	186	(10)	30,852

Total	206,239	258	(14)	206,483
Less amounts classified as cash equivalents	(154,883)	—	—	(154,883)

Total investments	$51,356	$258	$(14)	$51,600

Realized gains or losses on sale of available-for-sale securities prior to maturity for the three-month periods ended March 31, 2008 and 2009 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized gains of $169,000 for the three months ended March 31, 2008 and unrealized losses of $139,000 for the three months ended March 31, 2009. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $10,000 are other than temporary.

At March 31, 2009, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$54,812	$54,917

Total investments	$54,812	$54,917

3.	Litigation

In December 2001, a lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its chief executive officer, Russell Howard, and its chief financial officer at the time of the initial public offering, Simba Gill, together with certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill; the remainder of the case remains pending. The parties have recently submitted a proposed settlement stipulation and a motion for preliminary approval of the settlement has been presented to the Court and is under submission. If the proposed settlement agreement is not approved, and an action proceeds against the Company based on the facts alleged in the above referenced proceeding, the Company intends to defend the lawsuit vigorously. The Company believes the lawsuit against it is without merit. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant damages, its business could be significantly harmed.

On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases have been related before the Honorable James L. Robart. On July 25, 2008, both the underwriter defendants and most of the various issuer nominal defendants (including the Company) filed motions to dismiss the various Section 16(b) lawsuits. A hearing on the motions was held in January 2009 and, on March 12, 2009, the court granted the defendants’ motions to dismiss. A notice of appeal filed by the plaintiff with respect to these dismissals is currently pending. As the Simmonds action seeks no relief against the Company, the Company does not believe that these claims, if successfully appealed, will have a material effect on its business.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

4.	Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2010. Prior to February 2009, the facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2010.

Minimum annual rental commitments under operating leases are as follows (in thousands):

For the remainder of 2009	$8,326

Year ending December 31,
2010	$1,799
2011	77
Thereafter	81

Total commitments beyond current year	$10,283

Total rent expense for the three months ended March 31, 2008 and 2009 was $508,000 and $288,000, respectively.

5.	Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2009.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2009.

6.	Related Party Transactions

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. The consulting agreement provides for the payment of consulting fees to Waverley of $24,166 per month. The consulting agreement, as amended in May 2008, provides for the automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Under the consulting agreement, Mr. Stein was also granted an option on April 1, 2006 to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007. For the three months ended March 31, 2008 and 2009, total expense under this arrangement, including cash payments, was approximately $72,000 and $72,000, respectively.

In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. Codexis and Royal Dutch Shell further expanded this collaboration in March 2009 pursuant to which Royal Dutch Shell purchased additional shares of Codexis preferred stock. During the three months ended March 31, 2008 and 2009, the Company recognized approximately $157,000 and $3.6 million, respectively, from Codexis as a result of revenues and other payments received by Codexis under its collaboration agreements with Shell, including $3.2 million recognized by the Company in the first quarter of 2009 in connection with the purchase by Royal Dutch Shell of Codexis preferred stock. The payments received or receivable from Codexis are reflected as technology and license revenue in the Condensed Consolidated Statements of Operations.

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

In accordance with SFAS 157, the following tables represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$145,951	$145,951	$—	$—
Commercial paper	9,495	—	9,495	—
Corporate bonds	—	—	—	—
U.S. government agency securities	45,422	—	45,422	—

Total	$200,868	$145,951	$54,917	$—

	As of December 31, 2008
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$154,883	$154,883	$—	$—
Commercial paper	19,248	—	19,248	—
Corporate bonds	1,500	—	1,500	—
U.S. government agency securities	30,852	—	30,852	—

Total	$206,483	$154,883	$51,600	$—

The Company did not have any financial liabilities, non-financial assets or non-financial liabilities that were required to be measured at fair value as of March 31, 2009 or December 31, 2008.

8.	Restructuring Charges

2008 U.S. Restructuring

In October 2008, the Company implemented a restructuring plan that has resulted in the termination of approximately 30% of its workforce. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $1.2 million, primarily in the fourth quarter of 2008. The restructuring charges are primarily associated with one-time termination benefits, the majority of which will be paid out during the first quarter of 2009. The Company completed the activities related to this restructuring plan in April 2009.

2007 Denmark Restructuring

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008 (of which $533,000 was incurred during the three months ended March 31, 2008). The restructuring charges, which include approximately $287,000 of non-cash stock compensation, are related to severance and other benefits for the Company’s Danish employees. For the three months ended March 31, 2009, the Company incurred additional costs of $98,000 relating to additional benefit costs associated with the one-time termination benefits for the affected employees of Maxygen ApS. The Company substantially completed the activities related to this consolidation in the first half of 2008.

The activity in the restructuring accrual for the three months ended March 31, 2009 related to the actions described above was as follows (in thousands):

					As of March 31, 2009
	Balance at December 31, 2008	Charges during the three months ended March 31, 2009	Cash payments	Balance at March 31, 2009	Total Costs to Date	Total Expected Costs
2008 U.S. Restructuring
Employee severance and other benefits charges	$1,096	$—	$(812)	$284	$1,188	$1,188
2007 Denmark Restructuring
Employee severance and other benefits charges	—	98	—	98	5,384	5,384
Contract termination and other associated costs	18	—	(18)	—	725	725

	$1,114	$98	$(830)	$382	$7,297	$7,297

9.	Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company in some instances has entered into foreign currency forward exchange contracts that expire within eighteen months to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. At December 31, 2008, the Company had no foreign currency contracts outstanding. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three months ended March 31, 2008, the Company recognized $386,000 of foreign exchange gains from the hedge contracts which were included with interest income and other income (expense), net. The Company recognized no foreign exchange gains or losses from hedge contracts during the three months ended March 31, 2009. The Company had no foreign currency contracts outstanding at March 31, 2009.

10.	Subsequent Event

On May 6, 2009, the Company entered into an option and license agreement with Cangene Corporation (“Cangene”) pursuant to which the Company has granted Cangene options to obtain certain licenses to intellectual property rights associated with the Company’s MAXY-G34 protein therapeutic to fulfill potential future government contracts related to the development, manufacture and procurement of MAXY-G34 for the treatment or prevention of neutropenia associated with acute radiation syndrome (“ARS”). ARS is an acute and potentially life threatening illness caused by exposure to ionizing radiation over a very short period of time.

Under the agreement, Cangene has paid the Company an option fee of $500,000. If Cangene is awarded a specified government contract and exercises its option for an initial license, Cangene will pay the Company an option exercise fee of $12.5 million. Under the initial license and any subsequent license, the Company would also be entitled to license fees from Cangene equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. Cangene’s obligation to pay such license fees would continue until the later of the expiration of certain related patent claims licensed under the agreement or seven years from Cangene’s exercise of its option for the initial license.

In addition, at any time prior to the second anniversary of Cangene’s exercise of its option for the initial license, Cangene may elect to obtain a fully paid automatic grant of the initial license and subsequent license for a one-time payment to the Company of $30 million. Upon such payment, Cangene would no longer be obligated to pay the Company any further license fees (other than any amounts due to the Company at the time of such election). If Cangene were to make this election within five days following the exercise of the option for the initial license, the $12.5 million option exercise fee for the initial license would be credited against the $30 million payment.

The Company retains all rights to MAXY-G34 for commercial development of therapeutic areas outside of the ARS indication, including all rights for chemotherapy-induced neutropenia indications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a biotechnology company engaged in the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. We use our MolecularBreeding™ directed evolution technology platform, along with ancillary technologies, in an effort to create improved, proprietary proteins. Our portfolio of next-generation product candidates includes MAXY-4 and MAXY-G34.

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

Our MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF. We recently completed a Phase IIa clinical trial for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in breast cancer patients. As discussed further below, we have substantially suspended our development of MAXY-G34 for chemotherapy-induced neutropenia. We also recently entered into a license agreement with Cangene Corporation, or Cangene, for the development of MAXY-G34 for acute radiation syndrome (ARS) in connection with the fulfillment of potential government contracts.

In October 2008, we announced plans to delay both Phase III manufacturing activities and a Phase IIb clinical trial of our MAXY-G34 program for chemotherapy-induced neutropenia until we identify a partner who can share these significant future costs. The Phase III manufacturing costs were anticipated to begin in September 2008, and the delay of this expenditure is expected to have a material impact on the MAXY-G34 project timeline. Our original schedule called for the Phase IIb trial to begin in the second half of 2009. To date, we have not identified a suitable partner for this program for chemotherapy-induced neutropenia. However, in May 2009, we entered into an agreement with Cangene pursuant to which we have granted Cangene certain options to obtain licenses to our MAXY-G34 protein therapeutic to fulfill potential future government contracts related to the development, manufacture and procurement of MAXY-G34 for the treatment or prevention of neutropenia associated with ARS. We received an option fee of $500,000 from Cangene and, if Cangene exercises its option for an initial license, we are eligible to receive an option exercise fee of $12.5 million, as well as license fees equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. We have retained all rights to MAXY-G34 for commercial development of therapeutic areas outside of the ARS indication, including all rights for chemotherapy-induced neutropenia indications. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of this agreement.

In addition to our development stage product candidates, we have other, earlier stage biosuperior protein drug programs in preclinical research, plus assets outside of our core business, including vaccine research and an investment in Codexis, Inc., a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications.

In October 2008, we also announced that we would be evaluating potential strategic options, including a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions, and that we had hired a financial advisor to assist us in this process. In connection with the reduced activities on our MAXY-G34 program and our revised corporate strategy, we also implemented a restructuring plan that has resulted in the termination of approximately 30% of our workforce. We continue to be actively engaged in this process.

To date, we have generated revenues from collaborations with pharmaceutical, chemical and agriculture companies, government grants and the sale of certain assets. Our total revenues were $8.5 million and $1.4 million in the three months ended March 31, 2009 and 2008, respectively. Research and development expenses were $7.0 million and $13.1 million in the three months ended March 31, 2009 and 2008, respectively.

We have incurred significant operating losses from continuing operations since our inception. As of March 31, 2009, our accumulated deficit was $240.8 million. We expect to incur additional operating losses over at least the next several years and may never achieve profitability.

We continue to maintain a strong cash position to fund our operations and revised corporate strategy, with cash, cash equivalents and marketable securities totaling $200.9 million as of March 31, 2009.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants. Our total revenues were $8.5 million in the three months ended March 31, 2009, compared to $1.4 million in the comparable period in 2008. The increase in revenue was primarily due to collaborative research and development revenues we recognized under our MAXY-4 co-development and commercialization agreement with Astellas and technology and license revenue we recognized under our license agreement with Codexis.

Revenues from our collaboration agreements were $4.0 million in the three months ended March 31, 2009. We had no collaborative research and development revenues during the comparable period in 2008. Astellas was the only collaborative partner that contributed to our collaborative research and development revenues during the three months ended March 31, 2009. Collaborative research and development revenues during this period include the recognition of $984,000 of the $10 million upfront fee we received from Astellas under the MAXY-4 co-development and commercialization agreement and $3.0 million earned as net reimbursement of our research and development activities performed under this agreement during the period.

Technology and license revenue (including related party) was $3.6 million for the three months ended March 31, 2009, compared to $157,000 for the comparable period in 2008. These revenues reflect amounts received or receivable under our license agreement with Codexis as a result of payments received by Codexis under its collaboration arrangements with Shell. The increase in technology and license revenue in 2009 resulted from our recognition of a one-time receivable of $3.2 million related to an expanded collaboration agreement between Codexis and Royal Dutch Shell that included the purchase of Codexis preferred stock by Shell.

Revenues from government research grants were $907,000 in the three months ended March 31, 2009, compared to $1.3 million in the comparable period in 2008. The decrease in grant revenue primarily reflects a decrease in activity relating to our existing grants.

In July 2008, we sold our hematology assets, including MAXY-VII, and granted certain licenses to our MolecularBreeding™ technology platform to Bayer HealthCare LLC, or Bayer, for aggregate cash proceeds of $90 million, which we recognized as revenue in 2008. Excluding these revenues associated with the Bayer transaction, revenue in 2008 was $10.7 million. We expect our revenues for the remainder of 2009 to increase compared to 2008 (excluding revenues associated with the Bayer transaction), primarily due to collaborative research and development revenue we expect to recognize in 2009 under our collaboration agreement with Astellas (revenues under this agreement in 2008 reflect only three months of revenues from Astellas). Our revenues may fluctuate substantially in 2009 based on the completion of any strategic transactions or new licensing or collaborative agreements and our receipt of any development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any strategic transaction or new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $7.0 million in the three months ended March 31, 2009, compared to $13.1 million in the same period in 2008. The decrease in our research and development expenses for the three month periods was primarily related to decreased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials and reduced salaries, benefits and other operating expenses resulting from the cessation of operations in Denmark in the first quarter of 2008. These decreases were partially offset by increases in stock compensation expenses primarily as a result of our issuance of restricted stock units in May 2008.

Stock compensation expenses included in research and development expenses increased to $910,000 in the three months ended March 31, 2009 from $588,000 in the comparable period in 2008, primarily as a result stock compensation expense associated with restricted stock unit awards granted in May 2008.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended March 31,
	2008	2009
Collaborative projects funded by third parties(1)	$—	$3,073
Government grants	1,198	1,043
Internal projects	11,908	2,917

Total	$13,106	$7,033

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

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

We expect our research and development expenses to decrease somewhat in the future based on our continued reduction in spending on our MAXY-G34 program. This decrease will be partially offset by research and development costs resulting from the preclinical development of our MAXY-4 product candidates, the cost of which will be shared by Astellas.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, insurance premiums and professional expenses, such as external expenditures for legal and accounting services, and stock compensation expense. General and administrative expenses were $2.9 million in the three months ended March 31, 2009 and $3.5 million in the comparable period in 2008. Included in general and administrative expenses were stock-based compensation expenses of $542,000 in the three months ended March 31, 2009 and $643,000 million in the comparable period in 2008. The decrease in general and administrative expenses was primarily due to decreases in salaries and employee related costs, including lower expenditures on salaries and benefits related to our restructuring in the U.S. and the cessation of our operations in Denmark and lower consulting costs, offset in part by an increase in external legal and accounting costs in 2009.

Our general and administrative expenses during the remainder of 2009 should be less than general and administrative expenses for 2008, depending on, among other things, the levels of share-based payments, if any, granted in 2009, the use of external consultants and market analysis, and expenditures for legal and accounting services.

Restructuring Charges

We recognized charges of $98,000 in the three months ended March 31, 2009 related to the restructuring plan we implemented in November 2007 that resulted in the cessation of research and development operations at Maxygen ApS, our Danish subsidiary, and the elimination of all employment positions at that site. These charges relate to additional benefit costs relating to the one-time termination benefits for affected employees of Maxygen ApS. We recognized charges of $533,000 in the three months ended March 31, 2008 resulting from the cessation of operations at Maxygen ApS. These charges primarily reflect one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with the closure of the Maxygen ApS facility, the disposal of remaining fixed assets and termination of various leases. With the exception of the additional $98,000 of additional benefit costs recognized in the three months ended March 31, 2009, we completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We completed the activities related to our current restructuring plan in April 2009 and do not expect to incur any additional costs relating to this restructuring. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities, foreign currency gains or losses related to our Danish subsidiary, Maxygen ApS, gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income (expense), net are as follows (in thousands):

	Three months ended March 31,
	2008	2009
Interest income	$1,431	$441
Foreign exchange gains (losses)	572	(50)
Gains (losses) on disposal of equipment and interest (expense)	(12)	(9)

Total interest income and other income (expense), net	$1,991	$382

The decrease from the 2008 period to the 2009 period was due to lower interest income resulting from significantly lower interest rates on a higher average investment base.

Recent Accounting Pronouncements

During the three months ended March 31, 2009, we adopted the following accounting standards:

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted EITF 08-6 effective January 1, 2009 and there was no effect upon adoption of EITF 08-6.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 effective January 1, 2009 and there was no effect upon adoption of SFAS 161.

In December 2007, the FASB ratified the final consensus reached by the EITF on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We adopted EITF 07-1 effective January 1, 2009 and there was no effect upon adoption of EITF 07-1 as we did not have any agreements on January 1, 2009 and have not entered into any agreements after January 1, 2009 which meet the definition of a collaborative arrangement for purposes of this EITF.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. Effective January 1, 2008, we have adopted the provisions of SFAS 157 and measure our required financial assets and liabilities at fair value. Effective January 1, 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. There was no effect upon adoption of SFAS 157 for non-financial assets and non-financial liabilities. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In May 2009, we received $500,000 from Cangene for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of acute radiation syndrome. In July 2008, we received cash proceeds of $90 million from the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform and, in September 2008, we received an upfront fee of $10 million from Astellas under our co-development and commercialization agreement with Astellas for our MAXY-4 product candidates. As of March 31, 2009, we had $200.9 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities decreased from $12.8 million in the three months ended March 31, 2008 to $8.4 million in the comparable period in 2009, primarily due to decreases in net loss during the three months ended March 31, 2009. Uses of cash in operating activities were primarily to fund losses from continuing operations.

Net cash used in investing activities was $3.6 million in the three months ended March 31, 2009, compared to net cash provided by investing activities of $13.2 million in the same period in 2008. The cash used during the three-month period ended March 31, 2009 was primarily related to purchases of available-for-sale securities in excess of maturities. The cash provided during the three-month period ended March 31, 2008 was primarily related to maturities of available-for-sale securities in excess of purchases. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $3.1 million in the three months ended March 31, 2009 and $617,000 in the comparable period in 2008. The cash provided during the 2009 and 2008 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.

In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, we determined that the functional currency of our Danish operations is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income (loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. There was no effect of exchange rate changes on cash and cash equivalents in the three months ended March 31, 2008 and 2009.

The following are contractual commitments as of March 31, 2009 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$1,133	$927	$206	$—	$—
Purchase obligations	9,150	7,399	1,746	5	—

Total	$10,283	$8,326	$1,952	$5	$—

We are eligible to receive up to $213.0 million in potential milestone and event based payments, including up to $160 million from Astellas based on the achievement of certain events related to the development and commercialization of our MAXY-4 program, up to $30 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. Under our agreement with Cangene, to the extent Cangene exercises its option for an initial license, we are also eligible to receive an option exercise fee of $12.5 million, as well as license fees equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. However, there can be no assurances that we will receive any milestone, event based payments or other payments under any of these agreements.

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

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2009. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

A restated description of the risk factors associated with our business is set forth below. This description includes all material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have implemented a substantial restructuring of our operations and revised our strategic plan, and we may fail to successfully execute this plan.

In October 2008, we announced a restructuring plan that has resulted in the reduction of approximately 30% of our workforce and a substantial delay in the development activities on our MAXY-G34 program. We also announced our engagement of a financial advisor to assist us in evaluating various strategic options. These options could include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions. While we continue to be actively engaged in this process, there can be no assurance that any particular strategic option or outcome will be pursued, whether any transaction, or series of transactions required to sell individual assets, will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. If we continue to execute our operating plan instead of pursuing a strategic option, our stock price could decline. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors, or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have adverse effects on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

To the extent that we elect to pursue a transaction, or series of transactions, that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions or the attributes of the particular asset. We cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time needed to sell any asset. For example, the shares that we own of Codexis, Inc. common and preferred stock represent shares of a private company that are not freely tradeable and we cannot predict the likelihood or length of time for Codexis to achieve a liquidity event, if any, for its shares, such as an initial public offering or a sale of the company. We also have a number of early stage research programs, ancillary technologies and similar assets that we view as important to our ongoing operations, but that may not be accorded any additional value in an asset sale or other strategic transaction. Accordingly, there can be no assurances that we or our stockholders will realize any value from all of our assets or any particular asset.

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

To be successful and achieve our objectives under our revised corporate strategy, we must retain qualified scientific and management personnel. The recent reduction of our workforce and the continued review of our strategic options may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations, including the maintenance of the co-development agreement with Astellas for our MAXY-4 program, or to execute a potential strategic option, which could have a material adverse effect of our business.

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

We recently announced the delay of both Phase III manufacturing and the Phase IIb trial of our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia until we identify a partner who will share the costs of these activities. However, to date, we have not identified a partner for this program and there can be no assurances that we will enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia. Accordingly, although we have recently licensed certain MAXY-G34 intellectual property rights to Cangene for the fulfillment of government contracts related to the treatment of acute radiation syndrome, we may further delay or cease development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia, which could adversely affect our business and our ability to realize any value from this program.

In addition, the delay of both Phase III manufacturing and the Phase IIb trial for this program is expected to have an adverse impact on the timeline for any potential commercialization of MAXY-G34 for chemotherapy-induced neutropenia, which could make it more difficult for us to secure a collaborative or other arrangement to fund the further development of this product candidate and could limit the commercial potential of MAXY-G34, if commercialized.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability.

As of March 31, 2009, we had an accumulated deficit of $240.8 million. Although we achieved profitability in 2008, primarily due to the $90 million we received from Bayer HealthCare LLC in connection with the sale of our hematology assets, we expect to incur additional operating losses for the foreseeable future and may not achieve profitability in the future. To date, we have derived substantially all our revenues from collaborations, license agreements and government grants and expect to derive a substantial majority of our revenue from such sources for the foreseeable future. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. As part of our revised corporate strategy, we may also sell assets that currently generate revenue for us. We expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. These operating expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

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

Even if we are able to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of MAXY-G34 and this product candidate successfully completes clinical trials and is approved for marketing in the United States or other countries, it will need to compete with other G-CSF drugs then on the market. The ability of MAXY-G34 to be successful in the market will depend on a variety of factors, including, for example, whether MAXY-G34 is clinically differentiated from other G-CSF drugs, the scope and limitations of the label approved by regulators for the use of MAXY-G34, the price of MAXY-G34, reimbursement decisions by third parties with regard to MAXY-G34, the approval and sale of any generic or bioequivalent forms of G-CSF products, such as Neulasta® and Neupogen®, in the United States, and the effort and success of marketing activities undertaken with regard to MAXY-G34.

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

In particular, the failure of our MAXY-G34 product candidate in any further clinical development or MAXY-4 product candidates in preclinical development could have a material adverse impact on our business. Termination of either program may also cause the price of our stock to drop significantly.

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

Although MAXY-G34 and MAXY-4 have demonstrated desirable properties in preclinical testing, and in early clinical testing of MAXY-G34, indicating that these product candidates may have advantages as compared to currently marketed drugs, the results from preclinical testing in vitro and animal models, as well as early, small scale clinical trials, often are not predictive of results obtained in larger later stage clinical trials designed to prove safety and efficacy. For example, after promising preclinical and early clinical data from our lead MAXY-alpha product candidate, clinical trials of this product candidate were terminated after an unexpected reduction of the pharmacodynamic and pharmacokinetic effects was observed and antibodies binding to MAXY-alpha were identified in a Phase I repeat-dosing trial. As a result, there can be no assurances that clinical trials of any of our current or future product candidates will be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval or result in a marketed product.

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

As a result of these risks and other factors, we may conduct lengthy and expensive clinical trials of MAXY-G34 or preclinical studies and clinical trials of MAXY-4 and our other current or future product candidates, only to learn that a particular product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval for one or more therapeutic indications, has failed to demonstrate clinically relevant differentiation of our products from currently marketed products, does not offer therapeutic or other improvements compared to other marketed drugs, has unforeseen adverse events or does not otherwise demonstrate sufficient potential to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our product candidates could severely harm our business.

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

Even if we receive regulatory approval to sell a product, the approved label for a product may entail limitations on the indicated uses for which we can market a product. For example, even if MAXY-G34 is further developed for the treatment of chemotherapy-induced neutropenia and approved by the FDA, if we are not able to obtain broad labeling for this product allowing approved use with multiple chemotherapy regimens for multiple cancers, MAXY-G34 may not be adopted by hospital formularies or otherwise have limited commercial success which could have a significant adverse impact on our business. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review, and discovery of previously unknown problems or adverse events associated with an approved product or the discovery of previously unknown problems with the manufacturer may result in restrictions on the product, the manufacturer or the manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.

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

With regard to our MAXY-G34 product candidate, we obtain polyethylene glycol (PEG) for use in making such product from Nektar Therapeutics AL, Corporation (formerly Shearwater Polymers, Inc.), a subsidiary of Nektar Therapeutics. If Nektar fails or is unable to timely supply us with PEG that meets our product needs, then we could encounter delays in any further development or commercialization of MAXY-G34, which in turn could adversely affect our business and our stock price.

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

We are continuing our efforts to contain costs and continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations and execute our revised strategic plan. We assess market conditions on an ongoing basis and plan to take appropriate actions as required. However, we may not be able to effectively contain our costs and achieve an expense structure commensurate with our business activities and revenues. As a result, we could have inadequate levels of cash for future operations or for future capital requirements, which could significantly harm our ability to operate the business or execute our revised corporate strategy.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve months ended March 31, 2009, the price of our common stock on the Nasdaq Global Market ranged from $2.95 to $9.49. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

The capital and credit markets have been experiencing extreme volatility and disruption. As of March 31, 2009, we had $200.9 million in cash, cash equivalents and marketable securities. While we maintain an investment portfolio primarily of short-term commercial paper and money market funds and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

As of March 31, 2009, our executive officers and directors, together with principal stockholders holding more than 5% of our common stock, beneficially owned approximately 39% of our common stock in the aggregate. These stockholders, if they act together, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

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

MAXYGEN, INC.

May 11, 2009	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

May 11, 2009	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer