Form 10-Q
period 2009-06-30
MAXYGEN INC
filed 2009-08-06
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 38,278,424 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2009

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. In any forward-looking statement in which Maxygen expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•

failure of the our stockholders to approve the joint venture transaction with Astellas Pharma Inc., as described herein, the failure of any other closing condition to be satisfied, and unexpected delays in the formation of the joint venture;

•	strategic alternatives and transactions with respect to our business and the timing, likelihood and outcome thereof;

•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding™ directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A — Risk Factors,” as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, and our Current Reports on Form 8-K and other SEC filings. Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2008	June 30, 2009
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,883	$153,558
Short-term investments	51,600	48,634
Accounts receivable and other receivables	3,526	4,272
Prepaid expenses and other current assets	1,201	977

Total current assets	211,210	207,441
Property and equipment, net	2,347	2,106

Total assets	$213,557	$209,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$1,108
Accrued compensation	2,579	2,451
Accrued restructuring charges	1,114	102
Accrued project costs	3,435	2,678
Accrued legal	285	1,653
Other accrued liabilities	950	1,355
Deferred revenue	6,175	5,409

Total current liabilities	15,976	14,756
Non-current deferred revenue	3,069	2,157
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 37,510,502 and 38,243,645 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	4	4
Additional paid-in capital	434,210	439,487
Accumulated other comprehensive loss	(8)	(174)
Accumulated deficit	(239,694)	(246,683)

Total stockholders’ equity	194,512	192,634

Total liabilities and stockholders’ equity	$213,557	$209,547

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(unaudited)
Collaborative research and development revenue	$—	$5,246	$—	$9,242
Technology and license revenue (including amounts from related party: three months ended June 30, 2008- $120; three months ended June 30, 2009-$279; six months ended June 30, 2008-$277; and six months ended June 30, 2009-$3,885)	120	279	277	3,890
Grant revenue	1,037	1,264	2,323	2,171

Total revenues	1,157	6,789	2,600	15,303
Operating expenses:
Research and development	12,534	7,418	25,640	14,451
General and administrative	5,031	5,568	8,544	8,453
Goodwill impairment	12,192	—	12,192	—
Restructuring charge	266	—	799	98

Total operating expenses	30,023	12,986	47,175	23,002

Loss from operations	(28,866)	(6,197)	(44,575)	(7,699)

Interest income and other (expense), net	759	328	2,750	710

Net loss	$(28,107)	$(5,869)	$(41,825)	$(6,989)

Basic and diluted net loss per share	$(0.76)	$(0.15)	$(1.13)	$(0.18)

Shares used in basic and diluted net loss per share calculations	37,046	38,159	37,021	38,030

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2008	2009
	(unaudited)
Operating activities
Net loss	$(41,825)	$(6,989)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	802	545
Goodwill impairment	12,192	—
Non-cash stock compensation	3,877	2,584
Common stock issued and stock options granted to consultants for services rendered	—	3
Changes in operating assets and liabilities:
Related party receivable	7,493	—
Accounts receivable and other receivables	959	(746)
Prepaid expenses and other current assets	1,094	224
Accounts payable	407	(330)
Accrued compensation	(4,495)	(128)
Accrued restructuring charges	(4,367)	(1,012)
Accrued project costs	116	(757)
Accrued legal	283	1,368
Other accrued liabilities	(66)	404
Deferred revenue	—	(1,678)

Net cash used in operating activities	(23,530)	(6,512)

Investing activities
Purchases of available-for-sale securities	(30,390)	(37,700)
Maturities of available-for-sale securities	56,880	40,500
Acquisition of property and equipment	(415)	(304)

Net cash provided by investing activities	26,075	2,496

Financing activities
Proceeds from issuance of common stock	616	2,691

Net cash provided by financing activities	616	2,691

Effect of exchange rate changes on cash and cash equivalents	—	—

Net increase (decrease) in cash and cash equivalents	3,161	(1,325)
Cash and cash equivalents at beginning of period	77,130	154,883

Cash and cash equivalents at end of period	$80,291	$153,558

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2009, and for the three and six months ended June 30, 2008 and 2009, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company has evaluated subsequent events through the time of filing this Form 10-Q on August 6, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). No material subsequent events have occurred since June 30, 2009 that require recognition or disclosure in these financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”).

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company’s investment basis in Codexis as of June 30, 2009 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2008 and June 30, 2009, the Company’s equity interest in Codexis was approximately 25% and 22%, respectively. In March 2009, the Company’s equity interest in Codexis decreased as a result of the purchase by Royal Dutch Shell plc of additional shares of Codexis preferred stock in connection with an expansion of a collaboration agreement between the two parties.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. Liabilities of $285,000 have been reclassified from other accrued liabilities to accrued legal on the Condensed Consolidated Balance Sheets at December 31, 2008. On the Condensed Statements of Cash Flows, adjustments to reconcile net loss from continuing operations to net cash used in operating activities of $283,000 has been reclassified from other accrued liabilities to accrued legal for the six months ended June 30, 2008. Revenue of $120,000 and $277,000 has been reclassified from revenue from related party to technology and license revenue (including amounts from related party) for the three-month and six-months ended June 30, 2008. These reclassifications, when made, did not have any effect on total revenues, net loss, total assets or total liabilities and stockholders’ equity.

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

The Company reviews the list of expenses for the trial from the original signed agreements and categorizes them according to these phases of activities of the clinical trial. The start-up activities, which include site recruitment, regulatory applications and investigator meetings, usually are performed reasonably uniformly and are performed by third-party CROs. Costs related to start-up activities are expensed uniformly over the start-up period which reflects the manner in which such costs are incurred. The start-up period is followed by the portion of the clinical trial in which patients are dosed with the drug under study and results are monitored and measured. CROs also perform this portion of the study, which comprises the major portion of the expense for conducting a clinical trial. The major driver of expense over this phase of a trial is the number of enrolled patients undergoing treatment, and as such the Company calculates costs attributable to activities performed in this phase of the trial on a per-patient basis, and expenses those costs over the treatment phase based upon the stage of completion for each patient, as reported by the CRO. After the conclusion of the patient treatment portion of the trial there are a series of activities relating to the closedown of the study and data quality assurance and analysis. These activities are performed reasonably uniformly and are expensed ratably over the closedown period. Other costs, such as testing and drug material costs, are expensed as incurred, which is typically when the service has been rendered or the goods delivered.

CROs invoice the Company upon the occurrence of predetermined milestones (such as the enrollment of the first patient); however, the timing of these billings and the Company’s related payments often does not correspond directly to the level of contracted activities and the incurrence by us of a liability. In accordance with GAAP, to the extent contract payments are paid in advance of the activity, they are included in prepaid assets and expensed under the policy indicated above, and to the extent that billings are in arrears to performance of the relevant activities, they are reflected as an adjustment to the liability reflected in the Company’s financials at the time of performance of the activity.

In general, the Company’s service agreements permit it to terminate at will, although it would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on the Company’s behalf.

The Company recently completed a Phase IIa clinical trial. The start-up activities during this trial were conducted over a period of approximately six months, the site and study management activities were conducted over a period of approximately 18 months, and the close down activities were conducted over a period of approximately six months. The length of future clinical trials, and the various phases of the trials, will vary depending upon the nature of the trials.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net loss per share computations and the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net loss	$(28,107)	$(5,869)	$(41,825)	$(6,989)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	37,046	38,159	37,021	38,030

Basic and diluted net loss per share	$(0.76)	$(0.15)	$(1.13)	$(0.18)

The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method, was approximately 10,769,000 options and 1,273,000 restricted stock units at June 30, 2008 and 9,126,000 options and 650,000 restricted stock units at June 30, 2009.

Comprehensive loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month and six-month periods ended June 30, 2008 and 2009 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net loss	$(28,107)	$(5,869)	$(41,825)	$(6,989)
Changes in unrealized gains (losses) on securities available-for-sale	(299)	(27)	(130)	(166)

Comprehensive loss	$(28,406)	$(5,896)	$(41,955)	$(7,155)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2008	June 30, 2009
Unrealized gain on available-for-sale securities	$258	$78
Unrealized losses on available-for-sale securities	(14)	—
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(8)	$(174)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of 2009. The adoption of FAS 168 is not expected to have any substantive impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company began applying the provisions of SFAS 165 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by SFAS 165 which can be found in the Basis of Presentation portion of this Note.

In April 2009, the FASB issued Statement of Financial Position (FSP FAS) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and is effective for the interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreases and includes guidance on identifying circumstances that indicate a transaction is not orderly. During the period ended June 30, 2009, the Company adopted FAS 157-4. The adoption of FAS 157-4 did not have a material effect on its financial statements.

In April 2009, the FASB issued Statement of Financial Position (FSP FAS) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and is effective for the interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in US GAAP for the debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. During the period ended June 30, 2009, the Company adopted FAS 115-2 and 124-2. The adoption of FSP FAS 115-2 and 124-2 did not have a material effect on its financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-6 effective January 1, 2009 and there was no effect upon adoption of EITF 08-6.

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

Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 was $678,000 and $1.0 million related to employee stock options, compared to $1.8 million and $2.9 million for the same periods in 2008. Stock-based compensation expense related to restricted stock units was $296,000 and $1.3 million for the three and six months ended June 30, 2009. Stock-based compensation expense related to restricted stock units was $567,000 for the three and six months ended June 30, 2008. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2009 was $0 and 79,000, compared to $0 and $120,000 for the same periods in 2008. Stock-based compensation expense related to consultant stock options was $3,000 for the three and six months ended June 30, 2009, compared to $8,000 and $45,000 for the same periods in 2008.

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

The weighted average assumptions used in the model are outlined in the following tables:

	Three months ended June 30, 2008	Three months ended June 30, 2009(1)
Expected dividend yield	0.0%	—
Risk-free interest rate range—Options	2.85%	—
Risk-free interest rate range—ESPP	—	—
Expected life—Options	5.72 years	—
Expected life—ESPP	—	—
Expected volatility—Options	51.86%	—
Expected volatility—ESPP	—	—

	Six months ended June 30, 2008	Six months ended June 30, 2009(1)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range—Options	2.75% to 2.85%	—
Risk-free interest rate range—ESPP	2.13% to 4.98%	1.49% to 42.38%
Expected life—Options	5.72 years	—
Expected life—ESPP	0.08 to 1.0 years	0.41 to 0.99 years
Expected volatility—Options	50.61% to 51.86%	—
Expected volatility—ESPP	65.66%	53.81% to 112.67%

(1)	There were no options granted to employees during the three and six months ended June 30, 2009.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under its 2006 Equity Incentive Plan representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over two years. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three and six months ended June 30, 2009, the Company recognized $296,000 and $1.3 million in stock-based compensation expenses related to these restricted stock unit awards. The stock-based compensation expenses related to restricted stock unit awards for the three and six months ended June 30, 2008 were $567,000. At June 30, 2009, the unrecognized compensation cost related to these awards was $2.7 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on May 3, 2010 for all but one grant of restricted stock units which vests in full on December 31, 2009.

In connection with the transactions contemplated by the Company’s Joint Venture Agreement with Astellas (see Note 11), these restricted stock units will become fully vested as of ninety (90) days following the closing of the transaction. This will not affect the restricted stock units held by our executive officers, who have different equity acceleration provisions in their employment related agreements.

Valuation and Expense Information under SFAS 123(R)

For the three and six months ended June 30, 2008 and 2009, stock based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) and stock based compensation expense related to consultant stock options was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Research and development	$1,101	$311	$1,689	$1,221
General and administrative	1,279	666	1,922	1,208

Stock-based compensation expense before income taxes	2,380	977	3,611	2,429
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$2,380	$977	$3,611	$2,429

There was no capitalized stock-based employee compensation cost as of June 30, 2008 and 2009. There were no recognized tax benefits during the quarters ended June 30, 2008 and 2009.

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

The Company’s cash equivalents and investments as of June 30, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$153,558	$—	$—	$153,558
Commercial paper	2,998	1	—	2,999
U.S. government agency securities	45,558	77	—	45,635

Total	202,114	78		202,192
Less amounts classified as cash equivalents	(153,558)	—	—	(153,558)

Total investments	$48,556	$78	$—	$48,634

The Company’s cash equivalents and investments as of December 31, 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,883	$—	$—	$154,883
Commercial paper	19,176	72	—	19,248
Corporate bonds	1,504	—	(4)	1,500
U.S. government agency securities	30,676	186	(10)	30,852

Total	206,239	258	(14)	206,483
Less amounts classified as cash equivalents	(154,883)	—	—	(154,883)

Total investments	$51,356	$258	$(14)	$51,600

Realized gains or losses on the maturity of available-for-sale securities for the three and six-month periods ended June 30, 2008 and 2009 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized losses of $27,000 and $166,000 for the three and six months ended June 30, 2009 and unrealized losses of $299,000 and $130,000 for the three and six months ended June 30, 2008.

At June 30, 2009, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$48,556	$48,634

Total investments	$48,556	$48,634

3. Litigation

In December 2001, a lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its chief executive officer, Russell Howard, and its chief financial officer at the time of the initial public offering, Simba Gill, together with certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill. On June 10, 2009, on motion of the parties, the Court granted preliminary approval of a settlement, and scheduled a hearing to consider final settlement approval for September 10, 2009. The settlement contemplates no payment by the Company. There can be no assurance that the settlement will receive final Court approval and become effective. If the settlement does not receive final approval or otherwise fails to become effective, the action may return to active litigation. If the outcome of any such litigation would be adverse to the Company and if the Company would be required to pay significant damages, its business could be significantly harmed.

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

4. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2010. Prior to February 2009, the facilities leases also include scheduled rent increases. The scheduled rent increases are recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2013.

Minimum annual commitments under operating leases and purchase obligations are as follows (in thousands):

For the remainder of 2009	$17,489

Year ending December 31,
2010	$1,900
2011	81
Thereafter	87

Total commitments beyond current year	$2,068

Total rent expense for the three and six months June 30, 2009 was $309,000 and $597,000, respectively, and $362,000 and $870,000 for the comparable periods in 2008

5. Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2009.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2009.

6. Related Party Transactions

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as chairman of the Company’s board of directors. The consulting agreement provides for the payment of consulting fees to Waverley of $24,166 per month. The consulting agreement, as amended in May 2008, provides for the automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Under the consulting agreement, Mr. Stein was also granted an option on April 1, 2006 to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.28 per share. The option vested and became fully exercisable in May 2007 and was fully expensed by the Company as of that date. Total expense under this arrangement, including cash payments, was approximately $72,000 and $145,000 for the three and six month periods ended June 30, 2009, and approximately $72,000 and $145,000 for the same periods in 2008.

In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. Codexis and Royal Dutch Shell further expanded this collaboration in March 2009 pursuant to which Royal Dutch Shell purchased additional shares of Codexis preferred stock. During the three and six months ended June 30, 2009, the Company recognized approximately $279,000 and $3.9 million, respectively, from Codexis as a result of revenues and other payments received by Codexis under its collaboration agreements with Shell, including $3.2 million recognized by the Company in the first quarter of 2009 in connection with the purchase by Royal Dutch Shell of Codexis preferred stock. The Company recognized revenue of $120,000 and $277,000 during the same periods in 2008. The payments received or receivable from Codexis are reflected as technology and license revenue in the Condensed Consolidated Statements of Operations.

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

In accordance with SFAS 157, the following tables represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$153,558	$153,558	$—	$—
Commercial paper	2,999	—	2,999	—
Corporate bonds	—	—	—	—
U.S. government agency securities	45,635	—	45,635	—

Total	$202,192	$153,558	$48,634	$—

	As of December 31, 2008
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$154,883	$154,883	$—	$—
Commercial paper	19,248	—	19,248	—
Corporate bonds	1,500	—	1,500	—
U.S. government agency securities	30,852	—	30,852	—

Total	$206,483	$154,883	$51,600	$—

The Company did not have any financial liabilities, non-financial assets or non-financial liabilities that were required to be measured at fair value as of June 30, 2009 or December 31, 2008.

8. Restructuring Charges

2008 U.S. Restructuring

In October 2008, the Company implemented a restructuring plan that has resulted in the termination of approximately 30% of its workforce. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $1.2 million, primarily in the fourth quarter of 2008. The restructuring charges are primarily associated with one-time termination benefits, the majority of which were paid out during the first quarter of 2009. The Company completed the activities related to this restructuring plan in April 2009.

2007 Denmark Restructuring

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008 (of which $266,000 and $799,000 was incurred during the three and six months ended June 30, 2008). The restructuring charges, which include approximately $287,000 of non-cash stock compensation, are related to severance and other benefits for the Company’s Danish employees. For the three and six months ended June 30, 2009, the Company incurred additional costs of $0 and $98,000, respectively, relating to additional benefit costs associated with the one-time termination benefits for the affected employees of Maxygen ApS. The Company substantially completed the activities related to this consolidation in the first half of 2008.

The activity in the restructuring accrual for the six months ended June 30, 2009 related to the actions described above was as follows (in thousands):

					As of June 30, 2009
	Balance at December 31, 2008	Charges during the six months ended June 30, 2009	Cash payments	Balance at June 30, 2009	Total Costs to Date	Total Expected Costs
2008 U.S. Restructuring
Employee severance and other benefits charges	$1,096	$—	$(1,092)	$4	$1,188	$1,188

2007 Denmark Restructuring
Employee severance and other benefits charges	—	98	—	98	5,384	5,384
Contract termination and other associated costs	18	—	(18)	—	725	725

	$1,114	$98	$(1,110)	$102	$7,297	$7,297

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

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. At December 31, 2008, the Company had no foreign currency contracts outstanding. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three and six months ended June 30, 2008, the Company recognized $386,000 of foreign exchange gains from the hedge contracts which were included with interest income and other income (expense), net. The Company recognized no foreign exchange gains or losses from hedge contracts during the three and six months June 30, 2009. The Company had no foreign currency contracts outstanding at June 30, 2009.

10. Option and License Agreement for MAXY-G34

On May 6, 2009, the Company entered into an option and license agreement with Cangene Corporation (“Cangene”) pursuant to which the Company has granted Cangene options to obtain certain licenses to intellectual property rights associated with the Company’s MAXY-G34 program to fulfill potential future government contracts related to the development, manufacture and procurement of MAXY-G34 for the treatment or prevention of neutropenia associated with acute radiation syndrome (“ARS”). ARS is an acute and potentially life threatening illness caused by exposure to ionizing radiation over a very short period of time.

Under the agreement, Cangene has paid the Company an up-front option fee of $500,000, which has been recorded as non-current deferred revenue. The option period for the initial license is one year, but may be extended under certain circumstances. If Cangene is awarded a specified government contract and exercises its option for an initial license, Cangene will pay the Company a license fee of $12.5 million. Under the initial license and any subsequent license, the Company would also be entitled to continuing license fees from Cangene equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. Cangene’s obligation to pay such license fees would continue until the later of the expiration of certain related patent claims licensed under the agreement or seven years from Cangene’s exercise of its option for the initial license.

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

11. Master Joint Venture Agreement with Astellas

On June 30, 2009, the Company entered into a Master Joint Venture Agreement (the “Joint Venture Agreement”) with Astellas Pharma Inc. and Astellas Bio Inc. (together, “Astellas”), pursuant to which the parties will establish a joint venture subsidiary (the “Joint Venture”) focused on the discovery, research and development of multiple protein pharmaceutical programs, including the Company’s MAXY-4 program and other early stage programs.

Pursuant to the Joint Venture Agreement, the Company will contribute substantially all of its programs and technology assets in protein pharmaceuticals, including the Company’s co-development and commercialization agreement with Astellas (but excluding its MAXY-G34 program), in exchange for an ownership interest in the Joint Venture. At the closing, the Company and Astellas also will invest $10 million of cash in the Joint Venture, immediately following which the Company will have an ownership interest in the Joint Venture of approximately 83.3% and Astellas will have the remaining ownership interest of approximately 16.7%. Astellas will be granted an option (the “Buy-Out Option”) to acquire all of the Company’s ownership interest in the Joint Venture at specified exercise prices that will increase each quarter from $53 million to $123 million over the term of the option, which expires on the third anniversary of the closing.

Pursuant to the Joint Venture Agreement, Astellas and the Joint Venture also will enter into a collaboration agreement pursuant to which Astellas will fund substantially all of the costs, estimated at up to $30 million over the three-year option term and subject to certain limitations, related to the discovery, research and development by the Joint Venture of multiple protein therapeutics (other than the MAXY-4 program). Astellas will be granted an option to obtain an exclusive license to any one product developed by the Joint Venture under this agreement, and to proprietary products of Astellas, if any, which Astellas and the Joint Venture agree to develop under that agreement. This product option is subject to certain conditions and is exercisable only if Astellas does not exercise the Buy-Out Option prior to expiration of its term. The on-going development costs for the MAXY-4 program will be shared by Astellas and the Joint Venture in accordance with the existing terms of the MAXY-4 co-development and commercialization agreement.

To support the research and development operations of the Joint Venture, the Company also will enter into a technology license agreement with the Joint Venture under which the Company will grant the Joint Venture certain exclusive licenses to use the Company’s MolecularBreeding™ technology platform and ancillary protein expression technologies for the discovery, research and development of protein pharmaceuticals, subject to certain existing licenses and other limitations.

In the event Astellas does not exercise the Buy-Out Option prior to the expiration of the three-year option term, all rights to the protein therapeutics developed by the Joint Venture (with the exception of any products for which Astellas has exercised its license option) will be retained by the Joint Venture. In the event that Astellas does not exercise its Buy-Out Option and does not exercise its product option under the above-referenced collaboration agreement, an Astellas subsidiary will be required to provide the Joint Venture with up to 18 months of transition funding in the form of revolving loans of up to $20 million on pre-agreed terms in accordance with a form bridge loan agreement.

The boards of directors of Astellas and the Company, respectively, have approved the terms of the joint venture arrangement. The consummation of this transaction is subject to customary closing conditions, including approval by the Company’s stockholders. The parties expect the transaction to close late in the third quarter of 2009.

Upon consummation of the transactions contemplated by the Joint Venture Agreement, the Company expects to consolidate the results of the Joint Venture in its consolidated financial statements. The minority interest of Astellas in the Joint Venture will be reflected in the Company’s consolidated balance sheet as a non-controlling interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a biopharmaceutical company focused on developing improved versions of protein drugs through both internal development and external collaborations and other arrangements. We use our MolecularBreeding™ directed evolution technology platform, along with ancillary technologies, and extensive protein modification expertise to pursue the creation of biosuperior proteins. Our portfolio of next-generation product candidates includes MAXY-4 and MAXY-G34.

Our MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. In September 2008, we entered into a co-development and commercialization agreement with Astellas Pharma, Inc., or Astellas, relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection. As discussed further below, in June 2009, we entered into a joint venture agreement with Astellas relating to substantially all of our programs and technology assets in protein pharmaceuticals, including the MAXY-4 co-development and commercialization agreement

Our MAXY-G34 product candidate has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF. We recently completed a Phase IIa clinical trial for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in breast cancer patients. As we previously announced, we plan to continue to delay both Phase III manufacturing activities and a Phase IIb clinical trial of our MAXY-G34 program for chemotherapy-induced neutropenia until we identify a partner who can share these significant future costs. To date, we have not identified a suitable partner for this program for chemotherapy-induced neutropenia. However, in May 2009, we entered into an option and license agreement with Cangene Corporation, or Cangene pursuant to which we have granted Cangene options to obtain certain licenses to intellectual property rights associated with our MAXY-G34 program to fulfill potential future government contracts related to the development, manufacture and procurement of MAXY-G34 for the treatment or prevention of neutropenia associated with acute radiation syndrome. We have received an option fee of $500,000 and are eligible to receive an option exercise fee, as well as additional license fees based on a percentage of net contract revenue received by Cangene, to the extent that Cangene is awarded one or more applicable government contracts and exercises an option for a license. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of this agreement.

On June 30, 2009, we entered into a joint venture agreement with Astellas, pursuant to which we will contribute substantially all of our programs and technology assets in protein pharmaceuticals, including our existing MAXY-4 co-development and commercialization agreement with Astellas, together with $10 million in cash, to a newly-formed joint venture in which we will have an initial ownership interest of approximately 83.3%. Astellas also will invest $10 million in the joint venture in exchange for the remaining ownership interest in the joint venture of approximately 16.7%. Astellas will be granted an option to acquire all of our ownership interest in the joint venture at specified exercise prices that will increase each quarter from $53 million to $123 million over the three-year term of the option. Upon consummation of the transactions contemplated by the joint venture agreement, we expect to consolidate the results of the joint venture subsidiary in our consolidated financial statements, with the minority interest of Astellas in the joint venture subsidiary reflected in our consolidated balance sheet as a non-controlling interest. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of this agreement.

This joint venture transaction, if consummated, will largely complete a multi-year strategic process to position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. If the joint venture transaction is consummated, we expect that our primary operational focus will be on the continued development of the MAXY-4 program and certain other early stage programs as part of the joint venture with Astellas, with a view toward maximizing the value of our investment in the joint venture and the likelihood that Astellas will exercise its buy-out option in the future. Our corporate structure (other than by way of establishment of the joint venture as our majority owned subsidiary), our public reporting obligations and the listing of our common stock on the Nasdaq Global Market, will not be affected as a result of completing the transactions.

In addition to our majority ownership of the joint venture, we will continue to retain a number of significant assets, including approximately $190 million in cash, cash equivalents and marketable securities (after our $10 million investment in the joint venture subsidiary); our MAXY-G34 program (including the previously announced licensing arrangement with Cangene Corporation for Acute Radiation Syndrome); a 22% ownership interest in Codexis, Inc. and a revenue stream from Maxygen’s biofuels license to Codexis; a potential $30 million milestone payment from Bayer HealthCare LLC; our MolecularBreeding™ platform and intellectual property portfolio (including certain additional fields of application of the technology platform not yet licensed); and a fully funded vaccine discovery program. Going forward, our focus will be to manage these arrangements to maximize the return to our stockholders over the next few years. However, given that we will have large cash reserves and a reduced ongoing financial commitment to the business of the joint venture if the proposed transactions are consummated, our board of directors expects to consider and evaluate one or more distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements. Such distributions may be accomplished through cash dividends, share repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Our board of directors has not determined the timing, amount or form of such distributions and will be addressing such matters if the proposed transactions are consummated.

In addition, if the transactions are completed, it is expected that our executive officers other than Mr. Yonehiro, our chief business officer, will terminate employment with us after a transition period following the establishment of the joint venture and will receive termination payments pursuant to amended and restated change in control agreements that we have entered into with them. Mr. Yonehiro will assume the position of chief executive officer and president of the joint venture and will receive certain transaction bonus payments and retention payments for his continuing services to us and the joint venture.

To date, we have generated revenues from collaborations with pharmaceutical, chemical and agriculture companies, government grants and the sale of certain assets. Our total revenues were $6.8 million and $15.3 million in the three and six months ended June 30, 2009, respectively, compared to $1.2 million and $2.6 million in the comparable periods in 2008. Research and development expenses were $7.4 million and $14.5 million in the three and six months ended June 30, 2009, respectively, compared to $12.5 million and $25.6 million in the comparable periods in 2008.

As discussed further below, if the transactions contemplated by the joint venture agreement with Astellas are consummated, we expect modest increases to our revenues and general and administrative expenses, no significant changes to our research and development expenses and significant increases in our restructuring charges during the second half of 2009.

We have incurred significant operating losses from continuing operations since our inception. As of June 30, 2009, our accumulated deficit was $246.7 million. We expect to incur additional operating losses over at least the next several years and may never achieve profitability.

We continue to maintain a strong cash position to fund our operations and revised corporate strategy, with cash, cash equivalents and marketable securities totaling $202.2 million as of June 30, 2009.

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

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements, government research grants and the sale of certain assets. Our total revenues in the three and six months ended June 30, 2009 were $6.8 million and $15.3 million, compared to $1.2 million and $2.6 million in the same periods in 2008. The increase in revenue was primarily due to collaborative research and development revenues we recognized under our MAXY-4 co-development and commercialization agreement with Astellas and technology and license revenue we recognized under our license agreement with Codexis.

Revenues from our collaboration agreements were $5.2 million and $9.2 million in the three and six months ended June 30, 2009. We had no collaborative research and development revenues during the comparable periods in 2008. Astellas was the only collaborative partner that contributed to our collaborative research and development revenues during the three and six months ended June 30, 2009. For the three and six month periods ended June 30, 2009, collaborative research and development revenues included the recognition of $1.3 million and $2.3 million, respectively, of the $10 million upfront fee we received from Astellas under the MAXY-4 co-development and commercialization agreement and $4.0 million and $7.0 million, respectively, earned as net reimbursement of our research and development activities performed under this agreement during the comparable periods. If the transactions contemplated by the joint venture agreement with Astellas are consummated, we will transfer all of our rights and obligations under the MAXY-4 co-development and commercialization agreement to the joint venture subsidiary.

Technology and license revenue (including related party) was $279,000 and $3.9 million for the three and six months ended June 30, 2009, compared to $120,000 and $277,000 for the same periods in 2008. These revenues reflect amounts received under our license agreement with Codexis as a result of payments received by Codexis under its collaboration arrangements with Shell. The increase in technology and license revenue in 2009 during the six months ended June 30, resulted from our recognition of a one-time payment of $3.2 million related to an expanded collaboration agreement between Codexis and Royal Dutch Shell that included the purchase of Codexis preferred stock by Shell in the first quarter of 2009.

Revenues from government research grants were $1.3 million and $2.2 million in the three months and six months ended June 30, 2009, compared to $1.0 million and $2.3 million in the comparable periods in 2008. The fluctuations in grant revenues reflects the activity levels relating to our existing grants including work performed by outside CROs.

In July 2008, we sold our hematology assets, including MAXY-VII, and granted certain licenses to our MolecularBreeding™ technology platform to Bayer HealthCare LLC, or Bayer, for aggregate cash proceeds of $90 million, which we recognized as revenue in 2008. Excluding these revenues associated with the Bayer transaction, revenue in 2008 was $10.7 million. We expect our revenues for the remainder of 2009 to increase compared to 2008 (excluding revenues associated with the Bayer transaction), primarily due to collaborative research and development revenue we expect to recognize in 2009 under our collaboration agreement with Astellas (revenues under this agreement in 2008 reflect only three months of revenues from Astellas). Our revenues may fluctuate substantially in 2009 based on the completion of any strategic transactions or new licensing or collaborative agreements and our receipt of any development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any strategic transaction or new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product. In addition, if the transactions contemplated by the joint venture agreement with Astellas are consummated, we expect modest increases in our revenues for the remainder of 2009 as Astellas begins to fund certain research and development activities of the joint venture subsidiary.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $7.4 million and $14.5 million in the three and six month periods ended June 30, 2009, compared to $12.5 million and $25.6 million in the same periods in 2008. The decreases in our research and development expenses for the three and six month periods were primarily related to decreased external expenses associated with the development of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials, reduced salaries, benefits and other operating expenses resulting from the cessation of operations in Denmark in the first quarter of 2008, and decreases in stock compensation expense.

Stock compensation expenses included in research and development expenses decreased to $311,000 and $1.2 million in the three and six month periods ended June 30, 2009 from $1.1 million and $1.7 million in the comparable periods in 2008, primarily as a result of not issuing any new employee stock options to date in 2009

We do not track fully burdened research and development costs by project. However, we do estimate, based on full-time equivalent personnel effort, the percentage of research and development efforts (as measured in hours incurred, which approximates costs) undertaken for projects funded by collaborators and government grants, on the one hand, and projects funded by us, on the other hand. To approximate research and development expenses by funding category, the number of hours expended in each category has been multiplied by the approximate cost per hour of research and development effort and added to project-specific external costs. In the case where a collaborative partner is sharing the research and development costs, the expenses for that project are allocated proportionately between the collaborative projects funded by third parties and internal projects. We believe that presenting our research and development expenses in these categories will provide our investors with meaningful information on how our resources are being used.

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Collaborative projects funded by third parties(1)	$—	$3,842	$—	$6,915
Government grants	1,255	1,305	2,432	2,348
Internal projects	11,279	2,271	23,208	5,188

Total	$12,534	$7,418	$25,640	$14,451

(1)	Research and development expenses related to collaborative projects funded by third parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

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

We expect our research and development expenses to increase somewhat in the future based on the continued preclinical development of our MAXY-4 product candidates, the cost of which will be shared by Astellas. If the transactions contemplated by the joint venture agreement with Astellas are consummated, we expect no significant changes in our research and development expenses for the remainder of 2009.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, insurance premiums and professional expenses, such as external expenditures for legal and accounting services, and stock compensation expense. General and administrative expenses were $5.6 million and $8.5 million in the three months and six months ended June 30, 2009, compared to $5.0 million and $8.5 million in the comparable periods in 2008. General and administrative expenses in 2009 include significant increases in outside legal, accounting and financial advisory services, offset by decreases in salaries and employee related costs, including lower expenditures on salaries and benefits related to our restructuring in the U.S. and the cessation of our operations in Denmark. Included in general and administrative expenses were stock-based compensation expenses of $666,000 and $1.2 million in the three and six months ended June 30, 2009 compared to $1.3 million and $1.9 million in the same periods in 2008. These decreases in stock compensation expense were primarily the result of not issuing any new employee stock options to date in 2009.

If the transactions contemplated by the joint venture agreement with Astellas are consummated, we expect general and administrative expenses to increase slightly in the second half of 2009, primarily due to increased expenditures for legal and financial advisory services and certain employment related expenses associated with the transaction. We otherwise expect general and administrative expenses to decrease in future periods, primarily due to decreases in salaries and employee related costs, external legal costs and financial advisory services.

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

Restructuring Charges

We recognized no charges in the three months ended June 30, 2009 and $98,000 six months ended June 30, 2009 related to the restructuring plan we implemented in November 2007 that resulted in the cessation of research and development operations at Maxygen ApS, our Danish subsidiary, and the elimination of all employment positions at that site. These charges relate to additional benefit costs relating to the one-time termination benefits for affected employees of Maxygen ApS. In the three and six months ended June 30, 2008, we recognized a charge of $266,000 and $799,000 resulting from the cessation of operations at Maxygen ApS. These charges primarily reflect one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with the closure of the Maxygen ApS facility, the disposal of remaining fixed assets and termination of various leases. With the exception of the additional $98,000 of additional benefit costs recognized in the six months ended June 30, 2009, we completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We completed the activities related to our current restructuring plan in April 2009 and do not expect to incur any additional costs relating to this restructuring. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

In addition, if the transactions contemplated by the joint venture agreement with Astellas are consummated, we expect to recognize additional restructuring charges in the third or fourth quarter of 2009, primarily to reflect severance and other termination benefits for several affected employees, including cash and other benefits payable to our chief executive officer, chief financial officer and chief operating officer under the amended and restated change of control agreement for each such officer.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities, foreign currency gains or losses related to our Danish subsidiary, Maxygen ApS, gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income (expense), net are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Interest income	$953	$276	$2,372	$717
Foreign exchange gains (losses)	(202)	52	370	2
Gains (losses) on disposal of equipment and interest expense)	8	—	8	(9)

Total interest income and other income (expense), net	$759	$328	$2,750	$710

The decreases from the 2008 periods to the 2009 periods were primarily due to lower interest income resulting from significantly lower interest rates on a higher average investment base.

Recent Accounting Pronouncements

During the six months ended June 30, 2009, we adopted the following accounting standards:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of FAS 168 is not expected to have any substantive impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We began applying the provisions of SFAS 165 in the second quarter of 2009 and our adoption did not affect our financial statements, other than the disclosures required by SFAS No. 165 which can be found in the Basis of Presentation portion of Footnote 1.

In April 2009, the FASB issued Statement of Financial Position (FSP FAS) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and is effective for the interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreases and includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FAS 157-4 during the period ended June 30, 2009 and the adoption did not have a material effect on our financial statements.

In April 2009, the FASB issued Statement of Financial Position (FSP FAS) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and is effective for the interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in US GAAP for the debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. We adopted FAS 115-2 and 124-2 during the period ended June 30, 2009. The adoption of FSP FAS 115-2 and 124-2 did not have a material effect on our financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted EITF 08-6 effective January 1, 2009 and there was no effect upon adoption of EITF 08-6.

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

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In May 2009, we received $500,000 from Cangene for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of acute radiation syndrome. In July 2008, we received cash proceeds of $90 million from the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform and, in September 2008, we received an upfront fee of $10 million from Astellas under our co-development and commercialization agreement with Astellas for our MAXY-4 product candidates. As of June 30, 2009, we had $202.2 million in cash, cash equivalents and marketable securities. If the joint venture transaction with Astellas is consummated, we will be required to invest $10 million of our cash in the joint venture subsidiary and, as a result, such cash investment would no longer be directly available to us.

Net cash used in operating activities decreased from $23.5 million in the six months ended June 30, 2008 to $6.5 million in the comparable period in 2009, primarily due to decreases in net loss during the six months ended June 30, 2009. Uses of cash in operating activities were primarily to fund losses from continuing operations.

Net cash provided by investing activities was $2.5 million in the six months ended June 30, 2009 and net cash provided by investing activities was $26.1 million in the comparable period in 2008. The cash provided by investing activities during the six-month period ended June 30, 2009 was primarily related to maturities of available-for-sale securities in excess of purchases. The cash provided during the six-month period ended June 30, 2008 was primarily related to maturities of available-for-sale securities in excess of purchases. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $2.7 million in the six months ended June 30, 2009 and $616,000 in the comparable period in 2008. The cash provided during the 2009 and 2008 periods relate to proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan (ESPP) and the exercise of stock options by employees.

In accordance with FASB Statement No. 52, “Foreign Currency Translation,” the functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities in Redwood City, California and cessation of operations at Maxygen ApS, we determined that the functional currency of our Danish operations is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income (loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. There was no effect of exchange rate changes on cash and cash equivalents in the six months ended June 30, 2008 and 2009.

The following are contractual commitments as of June 30, 2009 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$824	$618	$206	$—	$—
Purchase obligations	18,733	16,871	1,856	6	—

Total	$19,557	$17,489	$2,062	$6	$—

We are eligible to receive up to $213.0 million in potential milestone and event based payments, including up to $160 million from Astellas based on the achievement of certain events related to the development and commercialization of our MAXY-4 program, up to $30 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. Under our agreement with Cangene, to the extent Cangene exercises its option for an initial license, we are also eligible to receive a license fee of $12.5 million, as well as continuing licensing fees equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. However, there can be no assurances that we will receive any milestone or event based payments under any of these agreements. In addition, if the joint venture transaction with Astellas is consummated, any payments related to milestones achieved under the co-development and commercialization agreement with Astellas for our MAXY-4 program would be paid to the joint venture subsidiary and, as a result, such funds would not be directly available to us.

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

In addition, given that we will have large cash reserves and a reduced ongoing financial commitment to the business of the proposed joint venture if the transactions contemplated by the joint venture agreement with Astellas are consummated, our board of directors expects to consider and evaluate one or more distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements. Such distributions may be accomplished through cash dividends, share repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Currently, our board of directors has not determined the timing, amount or forms of such distributions and will be addressing such matters if and after the proposed transactions are consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the six months ended June 30, 2009. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have entered into a joint venture agreement with Astellas that will involve substantially all of our protein pharmaceutical programs and assets, including our MAXY-4 program, as well as our research and development personnel. If we fail to consummate the transactions contemplated by this agreement our business may be substantially harmed.

In June 2009, we entered into a joint venture agreement with Astellas pursuant to which we will contribute substantially all of our protein pharmaceutical assets and programs, including our MAXY-4 program, to a newly-formed joint venture subsidiary. The transactions contemplated by this agreement are subject to a number of closing conditions, including approval by our stockholders, and as a result the transactions might not be completed in a timely manner or at all. If the transactions are not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of this matter, and we will have incurred significant transaction costs. In addition, we have implemented a number of management and other changes and have entered into arrangements with our employees that are all contingent upon the consummation of these transactions. As a result, if the transactions are not consummated, there may be a substantial disruption to our operations and our ability to retain employees and maintain our ongoing operations may be adversely affected.

In addition, the joint venture agreement places restrictions on the conduct of our business prior to completion of the transactions and on the ability of our board of directors to solicit or engage in discussions or negotiations with a third party regarding alternative transactions, each of which may delay or prevent us from undertaking business opportunities that may arise pending completion of the transactions.

Following the formation of the joint venture subsidiary, Astellas, as a holder of the subsidiary’s preferred units, will have the right to veto certain alternative transactions in which we might realize value for our investment in the subsidiary, including mergers and acquisitions and asset sales. The joint venture arrangements will also place substantial restrictions on our ability to license the intellectual property rights that we have contributed to the joint venture to parties other than Astellas.

Furthermore, if the transactions contemplated by the joint venture agreement are consummated, macroeconomic or industry-wide conditions may improve, or the business contributed to the joint venture may be more successful than expected when we negotiated the transactions, each of which may make the business and assets that we have contributed to the joint venture more valuable than anticipated. The prices at which Astellas may buy-out our entire equity interest in the joint venture at various times are fixed and may be less than the value of our interest in the joint venture at the time of exercise.

We have implemented a substantial restructuring of our operations and revised our strategic plan, and we may fail to successfully execute this plan.

In October 2008, we announced a restructuring plan that has resulted in the reduction of approximately 30% of our workforce and a substantial delay in the development activities on our MAXY-G34 program. We also announced our engagement of a financial advisor to assist us in evaluating various strategic options. Our joint venture agreement with Astellas, if consummated, will largely complete this strategic process, however, we will continue to evaluate options regarding the management of our assets and arrangements to maximize the return to our stockholders over the next few years. These options could include a sale or disposition of one or more corporate assets, a strategic business combination, or other transactions. While we continue to be actively engaged in this process, there can be no assurance that any particular strategic option or outcome will be pursued, whether any transaction, or series of transactions required to sell individual assets, will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. If we continue to execute our operating plan instead of pursuing a strategic option, our stock price could decline. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors, or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have adverse effects on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

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

Furthermore, we have incurred, and may in the future incur, significant costs related to the execution of our revised strategic plan, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this strategic plan. A considerable portion of the costs related to any strategic transaction, such as legal and accounting fees, will be incurred regardless of whether any transaction is completed. These expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

If we do not retain key employees, our ability to maintain our ongoing operations or execute a potential strategic option could be impaired.

To be successful and achieve our objectives under our revised corporate strategy, we must retain qualified scientific and management personnel. The recent reduction of our workforce and the continued review of our strategic options may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations, including the maintenance of the co-development agreement with Astellas for our MAXY-4 program, to maintain the operation of our joint venture with Astellas, if such transaction is consummated, or to execute additional potential strategic options, which could have a material adverse effect of our business.

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

Last year, we announced the delay of both Phase III manufacturing and the Phase IIb trial of our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia until we identify a partner who will share the costs of these activities. However, to date, we have not identified a partner for this program and there can be no assurances that we will enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia. Accordingly, although we have recently licensed certain MAXY-G34 intellectual property rights to Cangene for the fulfillment of government contracts related to the treatment of acute radiation syndrome, absent a collaborative or other arrangement, we will further delay or cease development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia, which could adversely affect our business and our ability to realize any value from this program.

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

As of June 30, 2009, we had an accumulated deficit of $246.7 million. Although we achieved profitability in 2008, primarily due to the $90 million we received from Bayer HealthCare LLC in connection with the sale of our hematology assets, we expect to incur additional operating losses for the foreseeable future and may not achieve profitability in the future. To date, we have derived substantially all our revenues from collaborations, license agreements and government grants and expect to derive a substantial majority of our revenue from such sources for the foreseeable future. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. As part of our revised corporate strategy, we may also sell assets that currently generate revenue for us. We expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. These operating expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

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

In addition, as noted above, regardless of the clinical properties of MAXY-G34, we plan to continue to delay or cease development of this product candidate if we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of this product candidate.

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

For example, on June 3, 2008, the United States Patent & Trademark Office (USPTO) granted a U.S. patent (U.S. Patent No. 7,381,804B2) to Amgen with certain claims to mutated G-CSF molecules. We do not believe that the USPTO should have granted this patent because we do not believe the claims of the patent are valid and, although the USPTO has recently decided to undertake a re-examination of this patent, it’s not possible to predict the result or timing of such a re-examination. Moreover, the grant of this patent to Amgen does not affect the validity of our existing patents on our novel, proprietary G-CSF compositions. However, Amgen may contend that the claims of this recently issued patent cover our patented MAXY-G34 product candidate. While our current activities related to MAXY-G34 are exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval, if and when our MAXY-G34 related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize MAXY-G34, Amgen might then commence an infringement action against us based on this patent and/or other related patents that it may be granted in the future. If Amgen elects to sue us, we believe that we would have viable defenses to any such infringement suit and intend to vigorously defend against any such claims. Typically, such defenses include non-infringement and invalidity claims. However, there can be no assurance that the relevant court would find in our favor with respect to such defenses. If we are unable to show that Amgen’s patent is invalid, or that we do not infringe the claims of such patent, and we are unable to obtain a license from Amgen for the use of their intellectual property, this may materially impact our ability to manufacture and sell MAXY-G34.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve months ended June 30, 2009, the price of our common stock on the Nasdaq Global Market ranged from $3.02 to $9.49. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our consummation, or our failure to consummate, any strategic transaction, including the joint venture arrangement with Astellas;

•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any entry into or material amendment or termination of a collaborative or license agreement;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

•

developments in or challenges relating to our patent or other proprietary rights, including lawsuits or proceedings alleging patent infringement based on the development, manufacturing or commercialization of our product candidates;

•	any decisions to distribute a portion of our cash resources to stockholders; and

•	sales of our common stock or other securities in the open market. .

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

The capital and credit markets have been experiencing extreme volatility and disruption. As of June 30, 2009, we had $202.2 million in cash, cash equivalents and marketable securities. While we maintain an investment portfolio primarily of short-term commercial paper and money market funds and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

As of June 30, 2009, our executive officers and directors, together with principal stockholders holding more than 5% of our common stock, beneficially owned approximately 32% of our common stock in the aggregate. These stockholders, if they act together, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

2.1	Master Joint Venture Agreement, dated as of June 30, 2009, by and among Maxygen, Inc., Astellas Pharma Inc. and Astellas Bio Inc.†

2.1.1	Form of Asset Contribution Agreement†

2.1.2	Form of Other Products Collaboration Agreement†

2.1.3	Form of License Agreement†

2.1.4	Form of Limited Liability Company Agreement†

2.1.5	Form of Investors’ Rights Agreement†

10.1*	Form of Amended and Restated Change of Control Agreement†

10.2*	Retention Agreement, dated June 30, 2009, between Maxygen, Inc. and Grant Yonehiro†

10.3*	Amended and Restated Change of Control Agreement, dated June 30, 2009, between Maxygen, Inc. and Grant Yonehiro†

10.4*	Contingent Offer Letter to Grant Yonehiro from Maxygen, Inc. dated June 26, 2009†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the corresponding exhibit to Maxygen’s Current Report on Form 8-K (File No. 000-28401) filed with the Securities and Exchange Commission on July 1, 2009.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 6, 2009	By:	/s/ Russell J. Howard
Russell J. Howard
Chief Executive Officer

August 6, 2009	By:	/s/ Lawrence W. Briscoe
Lawrence W. Briscoe
Chief Financial Officer