Form 10-Q
period 2009-09-30
MAXYGEN INC
filed 2009-11-05
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 38,453,092 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS and Maxygen Holdings Ltd., as well as its majority-owned subsidiary Perseid Therapeutics LLC. In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. In any forward-looking statement in which Maxygen expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	strategic alternatives and transactions with respect to our business and the timing, likelihood and outcome thereof;

•	any decision by Astellas to exercise, or not exercise, its option to purchase our ownership interests in Perseid Therapeutics LLC;

•	our implementation of any distribution of a portion of our cash resources to stockholders or our failure to implement any such distribution;

•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding™ directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we may develop;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2008	September 30, 2009
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,883	$152,809
Short-term investments	51,600	50,214
Related party receivable	2,703	9,322
Accounts receivable and other receivables	823	212
Prepaid expenses and other current assets	1,201	1,515

Total current assets	211,210	214,072
Property and equipment, net	2,347	1,971

Total assets	$213,557	$216,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$5,751
Accrued compensation	2,579	3,518
Accrued restructuring charges	1,114	3,164
Accrued project costs	3,435	2,537
Other accrued liabilities	1,235	909
Related party deferred revenue	5,246	4,290
Deferred revenue	929	1,046

Total current liabilities	15,976	21,215
Related party non-current deferred revenue	3,069	837
Non-current deferred revenue	—	500
Commitments and contingencies
Stockholders’ equity:
Maxygen, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized, 37,510,502 and 38,452,783 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	4	4
Additional paid-in capital	434,210	458,470
Accumulated other comprehensive loss	(8)	(197)
Accumulated deficit	(239,694)	(268,355)

Total Maxygen, Inc. stockholders’ equity	194,512	189,922
Non-controlling interest	—	3,569

Total equity	194,512	193,491

Total liabilities and stockholders’ equity	$213,557	$216,043

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(unaudited)
Technology and license revenue	$90,227	$5	$90,227	$10
Related party revenue	480	6,675	757	19,802
Grant revenue	1,417	1,115	3,740	3,286

Total revenues	92,124	7,795	94,724	23,098
Operating expenses:
Research and development	10,257	11,099	35,897	25,550
General and administrative	3,321	6,468	11,865	14,921
Goodwill impairment	—	—	12,192	—
Restructuring charge	—	12,152	799	12,250

Total operating expenses	13,578	29,719	60,753	52,721

Income (loss) from operations	78,546	(21,924)	33,971	(29,623)
Interest income and other (expense), net	1,323	166	4,073	876

Net income (loss)	79,869	(21,758)	38,044	(28,747)
Less: Net (loss) attributable to non-controlling interest	—	(86)	—	(86)

Net income (loss) attributable to Maxygen, Inc.	$79,869	$(21,672)	$38,044	$(28,661)

Earnings per share attributable to Maxygen, Inc. – basic and diluted:
Basic net income (loss) attributable to Maxygen, Inc.	$2.15	$(0.57)	$1.03	$(0.75)
Diluted net income (loss) attributable to Maxygen, Inc.	$2.14	$(0.57)	$1.02	$(0.75)

Shares used in basic net income (loss) per share calculations	37,140	38,316	37,061	38,125

Shares used in diluted net income (loss) per share calculations	37,308	38,316	37,260	38,125

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2008	2009
	(unaudited)
Operating activities
Net income (loss)	38,044	(28,747)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	1,159	796
Goodwill impairment	12,192	—
Non-cash stock compensation	5,744	5,718
Non-cash restructuring charges	—	8,952
Common stock issued and stock options granted to consultants for services rendered	—	3
Changes in operating assets and liabilities:
Related party receivable	7,493	(6,619)
Accounts receivable and other receivables	(408)	611
Prepaid expenses and other current assets	1,575	(315)
Deposits and other assets	85	—
Accounts payable	(689)	4,312
Accrued compensation	(3,363)	939
Accrued restructuring charges	(4,395)	2,050
Accrued project costs	(130)	(898)
Other accrued liabilities	(178)	(326)
Related party deferred revenue	9,839	(3,188)
Deferred revenue	—	617

Net cash provided (used) in operating activities	66,968	(16,095)

Investing activities
Purchases of available-for-sale securities	(51,120)	(55,551)
Maturities of available-for-sale securities	78,880	56,750
Acquisition of property and equipment	(630)	(420)

Net cash provided by investing activities	27,130	779

Financing activities
Proceeds from issuance of common stock	804	3,242
Sale of subsidiary shares to non-controlling interest	—	10,000

Net cash provided by financing activities	804	13,242

Net increase (decrease) in cash and cash equivalents	94,902	(2,074)
Cash and cash equivalents at beginning of period	77,130	154,883

Cash and cash equivalents at end of period	$172,032	$152,809

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2009, and for the three and nine months ended September 30, 2008 and 2009, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company has evaluated subsequent events through the time of filing this Form 10-Q on November 5, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). No material subsequent events have occurred since September 30, 2009 that require recognition or disclosure in these financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), which was acquired by the Company in August 2000, and Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”), as well as its majority-owned subsidiary, Perseid Therapeutics LLC (“Perseid”), for which the Company is the primary beneficiary as determined under applicable accounting standards.

Perseid began operations on September 18, 2009 as a result of the consummation of a joint venture arrangement between the Company and Astellas Pharma Inc (“Astellas”). The Company owns 83.3% and Astellas owns 16.7% of Perseid as of September 30, 2009, based upon the voting rights of the issued and outstanding units of Perseid common and preferred units. The Company has recorded a non-controlling interest in its Condensed Consolidated Financial Statements to reflect Astellas’ ownership interest in Perseid’s net assets. Significant intercompany transactions have been eliminated. The Company has included the operating results of Perseid in its Condensed Consolidated Financial Statements since September 18, 2009. The Company is not obligated to fund the operations or other capital requirements of Perseid. See Note 11.

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company’s investment basis in Codexis as of September 30, 2009 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2008 and September 30, 2009, the Company’s equity interest in Codexis was approximately 25% and 21%, respectively.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. As a result of the consummation of a joint venture arrangement between the Company and Astellas, the Company has reclassified Astellas as a related party as of September 18, 2009. The Company did not classify Astellas as a related party prior to that date, but has made these reclassifications to previously reported amounts for comparative purposes. Accordingly, Receivables of $2,703,000 have been reclassified to Related party receivables, and Deferred revenue of $5,246,000 has been reclassified to Related party deferred revenue on the Condensed Consolidated Balance Sheets at December 31, 2008. Revenue of $480,000 and $757,000 has been reclassified from Technology and license revenue to Related party revenue for the three-month and nine-month periods ended September 30, 2008. These reclassifications, when made, did not have any effect on total revenues, net loss, total assets or total liabilities and stockholders’ equity.

Accounting for Clinical Trial Costs

The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with applicable accounting standards. Clinical study costs are a significant component of research and development expenses. Most of the Company’s clinical studies are performed by a third-party contract research organization (CRO). The clinical trials generally have three distinctive stages:

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

CROs invoice the Company upon the occurrence of predetermined milestones (such as the enrollment of the first patient); however, the timing of these billings and the Company’s related payments often does not correspond directly to the level of contracted activities and the incurrence by the Company of a liability. In accordance with Generally Accepted Accounting Principles (“GAAP”), to the extent contract payments are paid in advance of the activity, they are included in prepaid assets and expensed under the policy indicated above, and to the extent that billings are in arrears to performance of the relevant activities, they are reflected as an adjustment to the liability reflected in the Company’s financials at the time of performance of the activity.

In general, the Company’s service agreements permit it to terminate at will, although it would continue to be responsible for payment of all services completed (or pro-rata completed) at the time of notice of termination, plus any non-cancellable expenses that have been entered into by the CRO on the Company’s behalf.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Restructuring Charge

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with the joint venture transactions with Astellas that will result, or has resulted, in the termination of several employees, including members of the Company’s senior management team. In October 2008, the Company implemented a restructuring plan that resulted in the termination of approximately 30% of its workforce. In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities that resulted in the cessation of research and development operations at Maxygen ApS.

In connection with these restructuring and consolidation plans, the Company recorded estimated expenses for severance and outplacement costs and other restructuring costs. Generally, costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when the Company ceases to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated.

Revenue Recognition

The Company has generally recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Taxes

The Company’s 2009 effective tax rate differs from the U.S. federal statutory rate of 35% due to net operating losses in all jurisdictions. The Company’s 2008 effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of earnings in lower tax foreign jurisdictions.

Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. During the periods in which the Company has net income, the diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net loss per share computations and the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net income (loss) attributable to Maxygen, Inc.	$79,869	$(21,672)	$38,044	$(28,661)

Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share attributable to Maxygen, Inc.	37,140	38,316	37,061	38,125
Effect of dilutive securities	168	—	199	—

Weighted-average shares used in computing diluted net income (loss) per share attributable to Maxygen, Inc.	37,308	38,316	37,260	38,125

Basic net income (loss) per share attributable to Maxygen, Inc.	$2.15	$(0.57)	$1.03	$(0.75)

Diluted net income (loss) per share attributable to Maxygen, Inc.	$2.14	$(0.57)	$1.02	$(0.75)

The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method, was approximately 10,714,000 options and 1,163,000 restricted stock units at September 30, 2008 and 8,815,888 options, 933,250 shares of restricted stock and 234,500 restricted stock units at September 30, 2009.

Comprehensive loss

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three-month and nine-month periods ended September 30, 2008 and 2009 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net income (loss)	$79,869	$(21,758)	$38,044	$(28,747)
Changes in unrealized gains (losses) on securities available-for-sale, net of tax	10	(22)	(120)	(188)

Comprehensive income (loss)	$79,879	$(21,780)	$37,924	$(28,935)

Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to Maxygen, Inc.	$79,879	$(21,780)	$37,924	$(28,935)

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	December 31, 2008	September 30, 2009
Unrealized gain on available-for-sale securities	$258	$55
Unrealized losses on available-for-sale securities	(14)	—
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(8)	$(197)

Recent Accounting Pronouncements

In the second quarter of 2009, the Company adopted new standards that establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, these standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these new standards did not affect the Company’s financial statements, other than the disclosures required by these new standards, which can be found in the Basis of Presentation portion of this Note.

In the second quarter of 2009, the Company adopted new standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the Company is required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of these new standards did not have a significant impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted new standards that amend the other-than-temporary impairment guidance in U.S. GAAP for the debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. The adoption of these new standards did not have a material effect on the Company’s financial statements.

In the first quarter of 2009, the Company adopted new standards that clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of these new standards did not have a material effect on the Company’s financial statements.

In the first quarter of 2009, the Company adopted new standards that require entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of these new standards did not have a material effect on the Company’s financial statements.

In the first quarter of 2009, the Company adopted new standards that require certain income statement presentation of transactions with third parties and of payments between parties to a collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. These new standards were effective for the Company beginning January 1, 2009. The Company’s adoption of these new standards did not have a material effect on its financial statements as the Company did not have any such agreements on January 1, 2009 and has not entered into any agreements after January 1, 2009 which meet the definition of a collaborative arrangement for purposes of these new standards.

In the first quarter of 2009, the Company adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on the Company’s consolidated financial statements.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 was $1.5 million and $2.5 million related to employee stock options, compared to $791,000 and $3.7 million for the same periods in 2008. Stock-based compensation expense related to restricted stock units was $1.5 million and $2.8 million for the three and nine months ended September 30, 2009 and $1.0 million and $1.6 million in the comparable periods in 2008. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2009 was $59,000 and $138,000, compared to $73,000 and $194,000 for the same periods in 2008. Stock-based compensation expense related to restricted stock awards was $50,000 for the three and nine months ended September 30, 2009. There was no stock-based compensation expense related to restricted stock awards in the comparable periods in 2008. Stock-based compensation expense related to consultant stock options was zero and $3,000 for the three and nine months ended September 30, 2009, compared to zero and $45,000 for the same periods in 2008.

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

The weighted average assumptions used in the model are outlined in the following tables:

	Three months ended September 30, 2008	Three months ended September 30, 2009
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range – Options	3.33%	2.77%
Risk-free interest rate range – ESPP	1.62% to 2.38%	0.48% to 0.67%
Expected life – Options	5.72 years	6.26 years
Expected life – ESPP	0.16 to 0.49 years	0.08 to 0.50 years
Expected volatility – Options	55.61%	58.91%
Expected volatility – ESPP	53.60% to 100.07%	47.15% to 97.22%

	Nine months ended September 30, 2008	Nine months ended September 30, 2009
Expected dividend yield	0.0%	0.0%
Risk-free interest rate range – Options	2.75% to 3.33%	2.77%
Risk-free interest rate range – ESPP	1.62% to 4.98%	0.48% to 2.38%
Expected life – Options	5.72 years	6.26 years
Expected life – ESPP	0.08 to 1.0 years	0.08 to 0.99 years
Expected volatility – Options	50.61% to 55.61%	58.91%
Expected volatility – ESPP	43.36% to 100.07%	47.15% to 112.67%

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For awards to employees and members of the Company’s board of directors, the expected life of the stock options was calculated using the shortcut method allowed by applicable accounting standards. When establishing the expected life assumption in prior periods, the Company reviewed annual historical employee exercise behavior of option grants with similar vesting periods. However, due to the absence of option grants in 2008 and the small number of individuals receiving option awards in 2009, the Company changed to the shortcut method for establishing the expected life assumption. For non-employee awards, the expected life of the stock options was based on the life of the stock option. The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under its 2006 Equity Incentive Plan (the “2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the transactions contemplated by the Company’s joint venture arrangement with Astellas (see Note 11), certain of these restricted stock units will become fully vested on December 17, 2009 (ninety days following the closing date of the transaction). This will not affect the restricted stock units held by our executive officers and former executive officers, who have different equity acceleration provisions in their employment related agreements. See Note 8.

Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2009, the Company recognized $1.5 million and $2.8 million in stock-based compensation expenses related to these restricted stock unit awards, compared to $1.0 million and $1.6 million, in the same periods in 2008. At September 30, 2009, the unrecognized compensation cost related to these awards was $1.2 million, which is expected to be recognized on a straight-line basis through December 17, 2009.

Restricted Stock

In September 2009, the Company granted restricted stock awards to certain employees and members of its board of directors under the 2006 Plan representing an aggregate of 933,250 shares of Company common stock. An exercise price and monetary payment are not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. All of the restricted stock awards vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2009, the Company recognized $50,000 in stock-based compensation expenses related to these restricted stock awards. At September 30, 2009, the unrecognized compensation cost related to these awards was $6.0 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on September 22, 2013.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Valuation and Expense Information

For the three and nine months ended September 30, 2008 and 2009, stock based compensation expense was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Research and development	$1,111	$953	$2,800	$2,174
General and administrative	767	2,169	2,689	3,377

Stock-based compensation expense before income taxes	1,878	3,122	5,489	5,551
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$1,878	$3,122	$5,489	$5,551

There was no capitalized stock-based employee compensation cost as of September 30, 2008 and 2009. There were no recognized tax benefits during the quarters ended September 30, 2008 and 2009.

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

The Company’s cash equivalents and investments as of September 30, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$152,809	$—	$—	$152,809
Commercial paper	—		—	—
U.S. government agency securities	50,158	56	—	50,214

Total	202,967	56	—	203,023
Less amounts classified as cash equivalents	(152,809)	—	—	(152,809)

Total investments	$50,158	$56	$—	$50,214

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Realized gains or losses on the maturity of available-for-sale securities for the three and nine-month periods ended September 30, 2008 and 2009 were insignificant. The change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive loss were unrealized losses of $22,000 and $188,000 for the three and nine months ended September 30, 2009 and unrealized gains of $10,000 for the three months ended September 30, 2008 and unrealized losses of $120,000 for the nine months ended September 30, 2008.

At September 30, 2009, the contractual maturities of investments were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$50,158	$50,214

Total investments	$50,158	$50,214

3. Litigation

In December 2001, a lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and its chief executive officer and chief financial officer at the time of the initial public offering, Russell Howard and Simba Gill, together with certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against Drs. Howard and Gill. As previously reported, the parties to these cases reached a tentative agreement to settle all claims against all defendants, on terms that would have no material impact on the Company. On October 6, 2009, the Court approved the settlement, albeit over a number of objections. In late October and early November 2009, various parties filed either notices of appeal or other motions intended to permit an appellate challenge to the Court’s settlement-approval order. The Company cannot predict how long appellate proceedings concerning the settlement could take, or their outcome. Accordingly, there can be no assurance that the settlement will ultimately become effective. If the settlement does not become effective, the action may return to active litigation. In such an event, the Company would intend to defend itself vigorously. However, if the outcome of any such litigation were adverse to the Company and if the Company was required to pay significant damages, its business could be significantly harmed.

On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases were related before the Honorable James L. Robart, who dismissed the actions by order dated March 12, 2009. Plaintiff filed notice of appeals with respect to these dismissals (including the dismissal of the action involving the Company). Briefing of the appeals is currently under way. As the Simmonds action seeks no relief against the Company, the Company does not believe that these claims, if successfully appealed, will have a material effect on its business.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

4. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2010. Prior to February 2009, the facilities leases also include scheduled rent increases. The scheduled rent increases were recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2013.

Minimum annual commitments under operating leases and purchase obligations are as follows (in thousands):

For the remainder of 2009	$5,594

Year ending December 31,
2010	$11,843
2011	520
Thereafter	427

Total commitments beyond current year	$12,790

Total rent expense for the three and nine months ended September 30, 2009 was $280,000 and $877,000, respectively, and $353,000 and $1.2 million for the comparable periods in 2008.

Contingent Performance Units

In September 2009, the Company granted contingent performance units (“CPUs”) to all holders of options to purchase Company common stock who are currently providing services to the Company or a subsidiary of the Company. CPUs will vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, or (iii) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from potential future dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any potential future dividends or distributions to the Company’s stockholders. Accordingly, the CPUs will only have value should the Company make such a dividend payment or distribution. The earned value of any CPU will generally be settled in shares of common stock of the Company. All unvested CPUs remaining following the Settlement Date will expire immediately.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Profits Interest Units

In September and October 2009, Perseid granted profits interest units (“PIUs”) to all employees of the Company and Perseid who are currently providing services to Perseid totaling an aggregate of approximately 12.4 million PIUs. A PIU is a special type of limited liability company common unit that allows the recipient to participate in any future increase in the value of Perseid. The PIUs are intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43. Subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting, the PIUs will vest over four years. The potential value of a PIU, to the extent vested, will be equal to the deemed value of a Perseid common unit at the time of a liquidity event, such as a buy-out of Maxygen’s equity interest in Perseid by Astellas or the sale of Perseid to another company, less the deemed value of a common unit at the time the PIU was granted.

5. Guarantees and Indemnifications

Applicable accounting standards require that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2009.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration agreements, in various agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of certain intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2009.

6. Related Party Transactions

The Company and Perseid are parties to various agreements with Astellas and/or its affiliates. On June 30, 2009, the Company entered into a Master Joint Venture Agreement (the “Joint Venture Agreement”) with Astellas relating to the establishment of Perseid, a majority-owned subsidiary of the Company focused on the discovery, research and development of multiple protein pharmaceutical programs, including the Company’s MAXY-4 program and other early stage programs. Perseid began operation upon consummation of the transactions contemplated by the Joint Venture Agreement on September 18, 2009. See Note 11.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was most recently amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement, including cash payments, was approximately $79,000 and $224,000 for the three and nine month periods ended September 30, 2009, and approximately $72,000 and $217,000 for the same periods in 2008.

In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive a percentage of all consideration received by Codexis from a third party, including license fees, milestone payments, royalties and the purchase of equity securities (subject to certain limitations) and research funding (in excess of a specified base rate), that relates to the use of the licensed rights for the development or commercialization of certain products or processes in the energy field. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc (“Royal Dutch Shell”). Codexis and Royal Dutch Shell further expanded this collaboration in March 2009 pursuant to which Royal Dutch Shell purchased additional shares of Codexis preferred stock. During the three and nine months ended September 30, 2009, the Company recognized approximately $431,000 and $4.3 million from Codexis as a result of revenues and other payments received by Codexis under its collaboration agreements with Royal Dutch Shell, including $3.2 million recognized by the Company in the first quarter of 2009 in connection with the purchase by Royal Dutch Shell of Codexis preferred stock. The Company recognized revenue of $121,000 and $398,000 during the same periods in 2008. The payments received or receivable from Codexis are reflected as technology and license revenue in the Condensed Consolidated Statements of Operations.

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

Assets and liabilities recorded at fair value in the Condensed Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to valuation of these assets and liabilities, are as follows:

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$152,809	$152,809	$—	$—
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—
U.S. government agency securities	50,214	—	50,214	—

Total	$203,023	$152,809	$50,214	$—

	As of December 31, 2008
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$154,883	$154,883	$—	$—
Commercial paper	19,248	—	19,248	—
Corporate bonds	1,500	—	1,500	—
U.S. government agency securities	30,852	—	30,852	—

Total	$206,483	$154,883	$51,600	$—

The Company did not have any financial liabilities, non-financial assets or non-financial liabilities that were required to be measured at fair value as of September 30, 2009 or December 31, 2008.

8. Restructuring Charges

2009 U.S. Restructuring

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with its joint venture transaction with Astellas that will result, or has resulted, in the termination of several employees, including members of the Company’s senior management team. Under change of control agreements the Company entered into with each terminated executive officer, each executive is entitled to receive a lump sum severance payment equal to three times his base salary. In addition, the vesting schedule of each of the executive’s outstanding equity awards was accelerated in full as of the date of termination and the post-termination exercise period of the executive’s outstanding stock options and other awards was automatically extended to their full original term; provided that any shares underlying restricted stock units are not to be delivered to the executive until such later time as is specified in the change of control agreements. Under these agreements, the Company is also required to provide the terminated executives with continued health, disability, accident and/or life insurance plans or programs for up to three years. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $12.2 million in the third quarter of 2009. Expenses related to the acceleration of these executive’s equity awards were recognized as general and administrative expense in the third quarter of 2009. The Company expects to record additional restructuring charges of approximately $4.3 million in the fourth quarter of 2009. The majority of the severance and one-time termination benefits will be paid out during the first half of 2010. The Company expects to complete the activities related to this restructuring plan in first half of 2010.

2008 U.S. Restructuring

In October 2008, the Company implemented a restructuring plan that resulted in the termination of approximately 30% of its workforce. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $1.2 million, primarily in the fourth quarter of 2008. The restructuring charges are primarily associated with one-time termination benefits, the majority of which were paid out during the first quarter of 2009. The Company completed the activities related to this restructuring plan in April 2009.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2007 Denmark Restructuring

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation resulted in the cessation of research and development operations at Maxygen ApS, the Company’s wholly owned subsidiary in Denmark, and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008 (of which $266,000 and $799,000 was incurred during the three and nine months ended September 30, 2008). The restructuring charges, which include approximately $287,000 of non-cash stock compensation, are related to severance and other benefits for the Company’s Danish employees. For the three and nine months ended September 30, 2009, the Company incurred additional costs of zero and $98,000 relating to additional benefit costs associated with the one-time termination benefits for the affected employees of Maxygen ApS. The Company substantially completed the activities related to this consolidation in the first half of 2008.

The activity in the restructuring accrual for the nine months ended September 30, 2009 related to the actions described above was as follows (in thousands):

	Balance at December 31, 2008	Charges during the nine months ended September 30, 2009	Non-cash charges	Cash payments	Balance at September 30, 2009	As of September 30, 2009
						Total Costs to Date	Total Expected Costs
2009 U.S. Restructuring
Employee severance and other benefits charges	$—	$12,152	$(8,952)	$(138)	$3,062	$12,152	$16,484

2008 U.S. Restructuring
Employee severance and other benefits charges	1,096	—	—	(1,092)	4	1,188	1,188

2007 Denmark Restructuring
Employee severance and other benefits charges	—	98	—	—	98	5,384	5,384
Contract termination and other associated costs	18	—	—	(18)	—	725	725

	$1,114	$12,250	$(8,952)	$(1,248)	$3,164	$19,449	$23,781

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on the cash flows related to the Company’s funding of Maxygen ApS and payments to vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. At September 30, 2009 and December 31, 2008, the Company had no foreign currency contracts outstanding. At December 31, 2007, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $8.8 million. These contracts were entered into in December of 2007 to cover a substantial portion of the disbursements scheduled for the first quarter of 2008. Because of the short duration of less than 90 days, the Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three and nine months ended September 30, 2008, the Company recognized $0 and $386,000 of foreign exchange gains from the hedge contracts which were included with interest income and other income (expense), net. The Company recognized no foreign exchange gains or losses from hedge contracts during the three and nine months September 30, 2009.

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

11. Perseid Therapeutics LLC

On June 30, 2009, the Company entered into the Joint Venture Agreement with Astellas relating to the establishment of Perseid, a majority-owned subsidiary of the Company focused on the discovery, research and development of multiple protein pharmaceutical programs, including the Company’s MAXY-4 program and other early stage programs. Perseid began operation upon consummation of the transactions contemplated by the Joint Venture Agreement on September 18, 2009.

Pursuant to the Joint Venture Agreement, the Company contributed substantially all of its programs and technology assets in protein pharmaceuticals, including the Company’s co-development and commercialization agreement with Astellas (but excluding its MAXY-G34 program), in exchange for an ownership interest in Perseid. At the closing, each of the Company and Astellas also invested $10 million of cash in Perseid. As a result of these contributions and investments, the Company has an ownership interest in Perseid of approximately 83.3% and Astellas has the remaining ownership interest of approximately 16.7%. Astellas has been granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increase each quarter from $53 million to $123 million over the term of the option, which expires on September 18, 2012 (the third anniversary of the closing).

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pursuant to the Joint Venture Agreement, Astellas and Perseid entered into a collaboration agreement pursuant to which Astellas will fund substantially all of the costs, estimated at up to $30 million over the three-year option term and subject to certain limitations, related to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). Astellas also has been granted an option to obtain an exclusive license to any one product developed by Perseid under this agreement, and to proprietary products of Astellas, if any, which Astellas and Perseid agree to develop under that agreement. This product option is subject to certain conditions and is exercisable only if Astellas does not exercise its buy-out option prior to expiration of its term. The on-going development costs for the MAXY-4 program will be shared by Astellas and Perseid in accordance with the existing terms of the MAXY-4 co-development and commercialization agreement.

To support the research and development operations of Perseid, the Company also entered into a technology license agreement with Perseid under which the Company granted Perseid certain exclusive licenses to use the Company’s MolecularBreeding™ technology platform and ancillary protein expression technologies for the discovery, research and development of protein pharmaceuticals, subject to certain existing licenses and other limitations. However, the Company is not obligated to fund the operations or other capital requirements of Perseid and currently has no intention of funding such operations or capital requirements.

In the event Astellas does not exercise the buy-out option prior to the expiration of the three-year option term, all rights to the protein therapeutics developed by Perseid (with the exception of any products for which Astellas has exercised its license option) will be retained by Perseid. In the event that Astellas does not exercise its buy-out option and does not exercise its product option under the above-referenced collaboration agreement, an Astellas subsidiary will be required to provide Perseid with up to 18 months of transition funding in the form of revolving loans of up to $20 million on pre-agreed terms in accordance with a form bridge loan agreement.

As a result of this transaction, substantially all of the Company’s protein therapeutics business is now operated through Perseid. The Company includes the results of Perseid in its consolidated financial statements, with the minority interest of Astellas in Perseid reflected in the Company’s consolidated balance sheet as a non-controlling interest.

12. Goodwill

In the second quarter of 2008, the Company performed a goodwill impairment test due to the significant decline of its stock price, and concluded that the carrying value of the Company’s net assets exceeded its fair value, based on quoted market prices of the Company’s common stock. Accordingly, the Company performed an additional analysis, as required by applicable accounting standards, which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on the Company’s balance sheet was zero. As a result, the Company recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of its goodwill. The Company completed its determination of the fair value of the affected goodwill during the third quarter of 2008 and has concluded that no revision of the estimated charge was required.

13. Sale of Hematology Assets and Grant of Licenses to Bayer

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

14. Astellas MAXY-4 Collaboration

In September 2008, the Company entered into a co-development and collaboration agreement with Astellas relating to the development and commercialization of the Company’s MAXY-4 product candidates for autoimmune diseases and transplant rejection. Under the agreement, the Company received an upfront fee of $10 million and is eligible to receive future milestone payments totaling $165 million. This agreement was assigned to Perseid in connection with the consummation of the transactions associated with the Joint Venture Agreement. See Note 11.

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

On September 18, 2009, we consummated a joint venture arrangement with Astellas Pharma, Inc., or Astellas, pursuant to which we contributed substantially all of our programs and technology assets in protein pharmaceuticals, including our MAXY-4 co-development and commercialization agreement with Astellas, together with $10 million in cash, to Perseid Therapeutics LLC, or Perseid, a newly-formed subsidiary in which we have an ownership interest of approximately 83.3%. Astellas also invested $10 million in Perseid in exchange for the remaining ownership interest of approximately 16.7%. As part of the joint venture arrangement, Astellas has been granted an option to acquire all of our ownership interest in Perseid at specified exercise prices that increase each quarter from $53 million to $123 million over the three-year term of the option. We have included the results of Perseid in our consolidated financial statements, with the minority interest of Astellas in Perseid reflected in our consolidated balance sheet as a non-controlling interest. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of this arrangement.

The consummation of the joint venture transaction largely completes a multi-year strategic process to position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. In addition to our majority ownership of Perseid, we will continue to retain a number of significant assets, including approximately $183 million in cash, cash equivalents and marketable securities as of September 30, 2009 (excluding the $20.3 million held by Perseid); our MAXY-G34 program (including the previously announced licensing arrangement with Cangene Corporation, or Cangene, for Acute Radiation Syndrome); a 21% ownership interest in Codexis, Inc. and a revenue stream from Maxygen’s biofuels license to Codexis; a potential $30 million milestone payment from Bayer HealthCare LLC; our MolecularBreeding™ platform and intellectual property portfolio (including certain additional fields of application of the technology platform not yet licensed); and a fully funded vaccine discovery program. Going forward, our focus will be to manage these arrangements to maximize the return to our stockholders over the next several years.

As a result of the joint venture transaction, substantially all of our protein pharmaceutical programs, including MAXY-4, have been contributed to Perseid. The MAXY-4 product candidates are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis. In September 2008, we entered into a co-development and commercialization agreement with Astellas relating to the development and commercialization of our MAXY-4 product candidates for autoimmune diseases and transplant rejection. This co-development and commercialization agreement has been assigned to Perseid.

As noted above, we have retained ownership of all rights to our MAXY-G34 product candidate. MAXY-G34 has been designed to be an improved next-generation pegylated, granulocyte colony stimulating factor, or G-CSF. In December 2008, we completed a Phase IIa clinical trial for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in breast cancer patients. As we previously announced, we plan to continue to delay both Phase III manufacturing activities and a Phase IIb clinical trial of our MAXY-G34 program for chemotherapy-induced neutropenia until we identify a partner who can share these significant future costs. To date, we have not identified a suitable partner for this program for chemotherapy-induced neutropenia. However, in May 2009, we entered into an option and license agreement with Cangene pursuant to which we have granted Cangene options to obtain certain licenses to intellectual property rights associated with our MAXY-G34 program to fulfill potential future government contracts related to the development, manufacture and procurement of MAXY-G34 for the treatment or prevention of neutropenia associated with acute radiation syndrome. We have received an option fee of $500,000 and are eligible to receive an option exercise fee, as well as additional license fees based on a percentage of net contract revenue received by Cangene, to the extent that Cangene is awarded one or more applicable government contracts and exercises an option for a license. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of this agreement.

To date, we have generated revenues from collaborations with pharmaceutical, chemical and agriculture companies, government grants and the sale of certain assets. Our total revenues were $7.8 million and $23.1 million in the three and nine months ended September 30, 2009, respectively, compared to $92.1 million and $94.7 million in the comparable periods in 2008. Research and development expenses were $11.1 million and $25.6 million in the three and nine months ended September 30, 2009, respectively, compared to $10.3 million and $35.9 million in the comparable periods in 2008.

As discussed further below, as a result of the consummation of the joint venture transactions with Astellas, on a consolidated basis, we expect modest increases to our revenues and general and administrative expenses, no significant changes to our research and development expenses and significant increases in our restructuring charges during the remainder of 2009.

We have incurred significant operating losses from continuing operations since our inception. As of September 30, 2009, our accumulated deficit was $268.4 million.

We continue to maintain a strong cash position to fund our operations and revised corporate strategy, with cash, cash equivalents and marketable securities totaling $203.0 million as of September 30, 2009. Of this amount, $20.3 million is held by Perseid and may only be used for Perseid’s operations.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark) and Maxygen Holdings Ltd. (Cayman Islands), as well as our majority-owned subsidiary, Perseid Therapeutics LLC.

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

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements, government research grants and the sale of certain assets. Our total revenues in the three and nine months ended September 30, 2009 were $7.8 million and $23.1 million, compared to $92.1 million and $94.7 million in the same periods in 2008. Revenue for the 2008 periods included recognition of the $90.2 million we received in 2008 under our agreements with Bayer HealthCare LLC, or Bayer, for the sale of our hematology assets and the license of our MolecularBreeding™ technology platform.

Revenues from our collaboration agreements had included revenues from Astellas prior to its investment in Perseid on September 18, 2009. As the result of this transaction, revenues from Astellas of $6.2 million and $15.5 million for the three and nine months ended September 30, 2009 have been classified as related party revenue and revenue from Astellas of $359,000 for the comparable periods in 2008 that were previously reported as collaborative research and development revenue have been reclassified to related party revenue. Astellas was the only collaborative partner that provided collaborative research and development revenues or related party revenues during these periods.

Technology and license revenue was $5,000 and $10,000 for the three and nine months ended September 30, 2009, compared to $90.2 million for the three and nine months ended September 30, 2008. Technology and license revenue for the 2008 periods reflect the $90.2 million we received from Bayer.

Related party revenue was $6.7 million and $19.8 million for the three and nine months ended September 30, 2009 compared to $480,000 and $757,000 for the same periods in 2008. For the three and nine month periods ended September 30, 2009, revenues included the recognition of $1.1 million and $3.3 million of the $10 million upfront fee we received from Astellas under the MAXY-4 co-development and commercialization agreement and $5.2 million and $12.2 million earned as net reimbursement of our research and development activities performed under this agreement during the comparable periods. For the three and nine month periods ended September 30, 2008, related party revenues consisted of the recognition of $162,000 of the $10 million up-front fee we received from Astellas and $197,000 earned as net reimbursement of our research and development activities under the MAXY-4 agreement. The related party revenue also reflects amounts received under our license agreement with Codexis as a result of payments received by Codexis under its collaboration arrangements with Shell Oil Products US and Royal Dutch Shell plc, or Shell, including a one-time payment of $3.2 million related to an expanded collaboration agreement between Codexis and Shell that included the purchase of Codexis preferred stock by Shell in the first quarter of 2009.

Revenues from government research grants were $1.1 million and $3.3 million in the three months and nine months ended September 30, 2009, compared to $1.4 million and $3.7 million in the comparable periods in 2008. The fluctuations in grant revenues reflect the activity levels relating to our existing grants, including work performed by outside CROs.

Excluding the $90.2 million of revenues associated with the Bayer transaction, revenue in 2008 was $10.7 million. We expect our revenues for the remainder of 2009 to increase compared to 2008 (excluding revenues associated with the Bayer transaction), primarily due to related party revenue we expect to recognize in 2009 under Perseid’s collaboration agreements with Astellas (since revenues under the MAXY-4 collaboration agreement in 2008 reflect only three months of revenues from Astellas). Our revenues may fluctuate for the remainder of 2009 based on the completion of any strategic transactions or new licensing or collaborative agreements and our receipt of any development related milestones, royalties and other payments under such agreements. However, we cannot predict with any certainty whether we will enter into any strategic transaction or new licensing or collaborative agreements or receive any milestone, royalty or other payments under any existing or future licensing, collaboration or other agreements or whether any particular collaboration or research effort will ultimately result in a commercial product.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $11.1 million and $25.6 million in the three and nine month periods ended September 30, 2009, compared to $10.3 million and $35.9 million in the same periods in 2008. The increase for the three month periods was due to the increased contract manufacturing and contract research costs for our MAXY-4 program during the three months ended September 30, 2009. The decreases in our research and development expenses for the nine month periods were primarily related to decreased external expenses associated with the suspended development of certain of our product candidates, including expenses related to clinical trials of our MAXY-G34 product candidates and the manufacture of MAXY-G34 and MAXY-VII product for clinical trials, reduced salaries, benefits and other operating expenses resulting from the cessation of operations in Denmark in the first quarter of 2008, and decreases in stock compensation expense.

Stock compensation expenses included in research and development expenses decreased to $953,000 and $2.2 million in the three and nine month periods ended September 30, 2009 from $1.1 million and $2.8 million in the comparable periods in 2008, primarily because we did not grant any significant number of new employee stock options or other equity awards between May 8, 2008 and September 22, 2009.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Projects funded by third parties(1)	$871	$—	$871	$—
Projects funded by related parties(1)	195	6,919	195	13,834
Government grants	1,691	1,204	4,123	3,552
Internal projects	7,500	2,976	30,708	8,164

Total	$10,257	$11,099	$35,897	$25,550

(1)	Research and development expenses related to collaborative projects funded by third parties and collaborative projects funded by related parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

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

We expect our research and development expenses to increase somewhat in the future based on the continued preclinical development of our MAXY-4 product candidates, the cost of which will be shared by Perseid and Astellas. We also expect an increase in our research and development expenses for the remainder of 2009, primarily as a result of the accelerated vesting of restricted stock unit awards in the fourth quarter of 2009 as a result of the consummation of the transactions contemplated by the joint venture agreement with Astellas.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, insurance premiums and professional expenses, such as external expenditures for legal and accounting services, and stock compensation expense. General and administrative expenses were $6.5 million and $14.9 million in the three months and nine months ended September 30, 2009, compared to $3.3 million and $11.9 million in the comparable periods in 2008. General and administrative expenses to date in 2009 include significant increases in outside legal, accounting and financial advisory services. Included in general and administrative expenses were stock-based compensation expenses of $2.2 and $3.4 million in the three and nine months ended September 30, 2009 compared to $767,000 and $2.7 million in the same periods in 2008. These increases in stock compensation expense were primarily the result of the accelerated vesting of equity awards held by certain of our executive officers in connection with the termination of their employment on September 30, 2009, and the accelerated vesting of equity awards held by one other executive officer in connection with completion of the Astellas transaction on September 18, 2009.

As a result of the joint venture arrangement with Astellas, we expect general and administrative expenses to increase slightly during the remainder of 2009, primarily due to increased expenditures for legal and financial advisory services and certain employment related expenses associated with the transaction. We otherwise expect general and administrative expenses to decrease in future periods, primarily due to decreases in salaries and employee related costs, external legal costs and financial advisory services.

Goodwill Impairment

In the second quarter of 2008, we performed an additional goodwill impairment test due to the significant decline of our stock price subsequent to the announcement on June 13, 2008 of certain patent matters related to our MAXY-G34 product candidate and concluded that the carrying value of the net assets exceeded our fair value, based on quoted market prices of our common stock. Accordingly, we performed an additional analysis which indicated that an impairment loss was probable because the implied fair value of goodwill recorded on our balance sheet was zero. As a result, we recorded an estimated impairment charge of $12.2 million in the second quarter of 2008 relating to the write-off of our goodwill. We completed our determination of the fair value of the affected goodwill during the third quarter of 2008 and concluded that no revision of the estimated charge was required.

Restructuring Charges

In the three and nine months ended September 30, 2009, we recognized restructuring charges of $12.2 million and 12.3 million, primarily to reflect severance and other termination benefits for several affected employees. Approximately $11.9 million of these restructuring charges relate to the modification of the existing option grants, cash and other benefits payable to certain executive officers under the amended and restated change of control agreement for each such officer. We expect to complete the activities related to our current restructuring plan in the first half of 2010 and expect to recognize additional restructuring expenses of approximately $4.3 million in the fourth quarter of 2009 in connection with the termination of an additional executive officer on October 30, 2009.

We recognized no charges in the three months ended September 30, 2009 and $98,000 nine months ended September 30, 2009 related to the restructuring plan we implemented in November 2007 that resulted in the cessation of research and development operations at Maxygen ApS and the elimination of all employment positions at that site. These charges relate to additional benefit costs relating to the one-time termination benefits for affected employees of Maxygen ApS. In the three and nine months ended September 30, 2008, we recognized a charge of $266,000 and $799,000 resulting from the cessation of operations at Maxygen ApS. These charges primarily reflect one-time termination benefits for the affected employees of Maxygen ApS and other costs associated with the closure of the Maxygen ApS facility, the disposal of remaining fixed assets and termination of various leases. With the exception of the additional $98,000 of additional benefit costs recognized in the nine months ended September 30, 2009, we completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We completed the activities related to our prior U.S. restructuring plan in April 2009 and do not expect to incur any additional costs relating to that restructuring. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net represents income earned on our cash, cash equivalents and marketable securities, foreign currency gains or losses related to Maxygen ApS and gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income (expense), net are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Interest income	$1,244	$159	$3,629	$876
Foreign exchange gains (losses)	68	(7)	437	(5)
Gains on disposal of equipment and interest expense	11	14	7	5

Total interest income and other income (expense), net	$1,323	$166	$4,073	$876

The decreases from the 2008 periods to the 2009 periods were primarily due to lower interest income resulting from significantly lower interest rates on a higher average investment base.

Net Loss Attributable to Non-Controlling Interest

Astellas holds an ownership interest in Perseid of approximately 16.7%. The net loss of $86,000 attributable to non-controlling interest represents that portion of Perseid’s $508,000 of losses attributable to Astellas.

Recent Accounting Pronouncements

During the nine months ended September 30, 2009, we adopted the following accounting standards:

In the second quarter of 2009, we adopted new standards that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, these standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these new standards did not affect our financial statements, other than the disclosures required by these new standards which can be found in the Basis of Presentation portion of Note 1 of the Notes to Condensed Consolidated Financial Statements.

In the second quarter of 2009, we adopted new standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

In the second quarter of 2009, we adopted new standards that amend the other-than-temporary impairment guidance in US GAAP for the debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. The adoption of these new standards did not have a material effect on our financial statements.

In the first quarter of 2009, we adopted new standards that clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of these new standards did not have a material effect on our financial statements.

In the first quarter of 2009, we adopted new standards that require entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of these new standards did not have a material effect on our financial statements.

In the first quarter of 2009, we adopted new standards that require certain income statement presentation of transactions with third parties and of payments between parties to a collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. These new accounting standards were effective for us beginning January 1, 2009. The adoption of these new standards did not have a material effect on our financial statements as we did not have any such agreements on January 1, 2009 and have not entered into any agreements after January 1, 2009 which meet the definition of a collaborative arrangement for purposes of these new standards.

In the first quarter of 2009, we adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In May 2009, we received $500,000 from Cangene for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of acute radiation syndrome. In July 2008, we received cash proceeds of $90 million from Bayer for the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform and, in September 2008, we received an upfront fee of $10 million from Astellas under our co-development and commercialization agreement with Astellas for our MAXY-4 product candidates. As of September 30, 2009, we had $203.0 million in cash, cash equivalents and marketable securities on a consolidated basis. Of this amount, $20.3 million is held by Perseid and may only be used for Perseid’s operations.

We are not obligated to fund the operations or other capital requirements of Perseid and currently have no intention to fund such operations or capital requirements. Astellas and Perseid are parties to agreements that require Astellas to fund or share certain expenses relating to the research and development activities of Perseid. Under a collaboration agreement between Astellas and Perseid, Astellas will fund substantially all of the costs, estimated at up to $30 million over the three-year option term and subject to certain limitations, related to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). The ongoing development costs for the MAXY-4 program will be shared by Astellas and Perseid in accordance with the existing terms of the MAXY-4 collaboration agreement. Under certain circumstances, an Astellas subsidiary also will be required to provide Perseid with up to 18 months of transition funding in the form of revolving loans of up to $20 million on pre-agreed terms. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a further discussion of these arrangements.

Net cash related to operating activities changed from providing $67.0 million in the nine months ended September 30, 2008 to a use of $16.1 million in the comparable period in 2009, primarily due to the change in net income (loss) during the nine month periods ended September 30, 2008 and September 30, 2009, as adjusted for non-cash charges and changes in working capital.

Net cash provided by investing activities was $779,000 in the nine months ended September 30, 2009 and $27.1 million in the comparable period in 2008. The cash provided by investing activities during the nine-month periods ended September 30, 2009 and 2008 was primarily related to maturities of available-for-sale securities in excess of purchases. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $13.2 million in the nine months ended September 30, 2009 and $804,000 in the comparable period in 2008. The cash provided during the 2009 and 2008 periods includes the proceeds from the sale of common stock in connection with our Employee Stock Purchase Plan, or ESPP, and the exercise of stock options by employees. The cash provided during the 2009 period also includes the $10 million invested in Perseid by Astellas.

The functional currency for our Danish operations was its local currency through November 30, 2007. However, as the result of the consolidation of our research and development activities to our U.S. facilities and cessation of operations at Maxygen ApS, we determined that the functional currency of Maxygen ApS is the U.S. dollar after November 30, 2007. Consequently, Maxygen ApS no longer generates translation adjustments which would impact the balance of accumulated other comprehensive income (loss). Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. There was no effect of exchange rate changes on cash and cash equivalents in the nine months ended September 30, 2008 and 2009.

The following are contractual commitments as of September 30, 2009 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$515	$309	$206	$—	$—
Purchase obligations	17,869	5,285	12,443	141	—

Total	$18,384	$5,594	$12,649	$141	$—

We are eligible to receive up to $53 million in potential milestone and event based payments, including up to $30 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. Under our agreement with Cangene, to the extent Cangene exercises its option for an initial license, we are also eligible to receive a license fee of $12.5 million, as well as continuing licensing fees equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. Under our agreement with Astellas, Astellas has an option to acquire all of the our ownership interest in Perseid at specified exercise prices that increase each quarter from $53 million to $123 million over the term of the option, which expires on September 18, 2012 (the third anniversary of the closing). In addition, Perseid is eligible to receive up to $165 million from Astellas in potential milestone and event based payments based on the achievement of certain events related to the development and commercialization of the MAXY-4 program. However, there can be no assurances that either we or Perseid will receive any milestone, event based payments or other proceeds under any of these agreements. In addition, any payments related to milestones achieved under the co-development and commercialization agreement between Perseid and Astellas for the MAXY-4 program would be paid to Perseid and, as a result, such funds would not be directly available to Maxygen.

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

In addition, given that we will have large cash reserves and a reduced ongoing financial commitment to the business contributed to Perseid, our board of directors expects to consider and evaluate one or more distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the nine months ended September 30, 2009. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In October 2008, we announced a restructuring plan that resulted in the reduction of approximately 30% of our workforce and a substantial delay in the development activities on our MAXY-G34 program. We also announced our engagement of a financial advisor to assist us in evaluating various strategic options. The formation of Perseid Therapeutics LLC, the consummation of our joint venture agreement with Astellas in September 2009 and the recent changes in our management team largely complete this strategic process; however, we will continue to evaluate options regarding the management of our assets and arrangements in an effort to maximize the return to our stockholders over the next few years. These options could include a sale or disposition of one or more corporate assets, the acquisition of a business or asset, a strategic business combination, or other transactions. While we continue to be actively engaged in this process, there can be no assurance that any particular strategic option or outcome will be pursued, whether any transaction, or series of transactions required to sell or acquire individual assets, will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors, or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have adverse effects on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

To the extent that we elect to pursue a transaction, or series of transactions, that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions or the attributes of the particular asset. We cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time needed to sell any asset. For example, the shares that we own of Codexis, Inc. common and preferred stock represent shares of a private company that are not freely tradeable and we cannot predict the likelihood or length of time for Codexis to achieve a liquidity event, if any, for its shares, such as an initial public offering or a sale of the company. We also have a number of ancillary technologies and similar assets that may not be accorded any additional value in an asset sale or other strategic transaction. Accordingly, there can be no assurances that we or our stockholders will realize any value from all of our assets or any particular asset. In addition, although we intend to structure any potential transaction so as to minimize the federal and state tax consequences to both us and our stockholders, any particular transaction that we pursue could result in the imposition of both federal and state taxes that may have an adverse affect on us and our stockholders.

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

The operations of Perseid and the joint venture arrangement with Astellas involve substantially all of our protein pharmaceutical programs and assets and research and development personnel. If Perseid is not successful or if Astellas does not exercise its option to purchase our interests in Perseid, our business may be substantially harmed.

In September 2009, we consummated a joint venture arrangement with Astellas pursuant to which we contributed substantially all of our protein pharmaceutical assets and programs, including our MAXY-4 program, to Perseid, a newly-formed, majority-owned subsidiary. Under the arrangement, Astellas has an option to acquire all of our ownership interest in Perseid at specified exercise prices that increase each quarter from $53 million to $123 million over the term of the option, which expires on September 18, 2012 (the third anniversary of the closing). If Astellas elects not to exercise this option, Perseid may be unable to execute its business plan or continue its operations. As a result, we may not realize any value from these assets and our business may be substantially harmed.

Furthermore, macroeconomic or industry-wide conditions may improve, or the business contributed to Perseid may be more successful than expected when we negotiated the transactions with Astellas, each of which may make the business and assets that we have contributed to Perseid more valuable than anticipated. Astellas, as a holder of Perseid’s preferred units, will have the right to veto certain alternative transactions in which we might realize value for our investment in Perseid, including mergers and acquisitions and asset sales. The joint venture arrangements also place substantial restrictions on our ability to license the intellectual property rights that we have contributed to Perseid to parties other than Astellas.

In addition, any decision by Astellas regarding the exercise of its option to purchase our ownership interests in Perseid may be largely dependent on the successful development of the MAXY-4 program and other early stage programs by Perseid, which is subject to all of the risks discussed below inherent in drug development, such as potential difficulties or delays in the development, testing, regulatory approvals, progression or production of drug compounds, the failure to develop products suitable for commercialization, the delay or suspension of predicted development and commercial timelines for any potential products, the failure to protect intellectual property portfolio and rights; the failure to identify and develop new potential products, and the risk that any compounds developed may have adverse side effects or inadequate therapeutic efficacy, as well as other economic, business, competitive, regulatory factors and/or changing research and business priorities affecting Astellas. Moreover, the funding of Perseid’s ongoing operations is highly dependent on the receipt and timing of reimbursements from Astellas and potential milestone payments under the MAXY-4 agreement. Accordingly, there can be no assurance that Perseid will be successful or that Astellas will exercise its buy-out option even if Perseid is successful.

We may implement one or more distributions to our stockholders of a portion of our cash resources, which distributions may restrict our funds available for other actions and negatively affect the market price of our securities.

Given that we have large cash reserves and a reduced ongoing financial commitment to the pharmaceutical business transferred to Perseid, our board of directors expects to consider and evaluate one or more distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. The full implementation of any distribution could use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets, complete acquisitions of businesses or technologies, or pursue other transactions.

In addition, the implementation of certain distribution mechanisms, such as stock repurchases could also result in an increase in the percentage of common stock owned by our existing stockholders, and such increase may trigger disclosure or other regulatory requirements for our larger stockholders. As a result, these stockholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities. Furthermore, repurchases of stock may affect the trading of our common stock to the extent we fail to satisfy continued-listing requirements of the exchange on which our stock trades, including those based on numbers of holders or public float of our common stock. Any stock repurchases would also reduce the number of shares of our common stock in the market, which may impact the development of an active trading market in our stock, causing a negative impact on the market price of our stock.

If we do not retain key employees, our ability to maintain our ongoing operations or execute a potential strategic option could be impaired.

To be successful and achieve our objectives under our revised corporate strategy, we must retain qualified scientific and management personnel. The recent reduction of our workforce and the continued review of our strategic options may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations, including the operations of Perseid, or to execute additional potential strategic options, which could have a material adverse effect of our business. Further, as a result of management changes implemented in connection with the joint venture arrangement with Astellas, we currently have only two executive officers, one responsible for the operations of Maxygen and one responsible for the operations of Perseid, and our failure to retain or replace either of these individuals could have a material adverse effect of our business.

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

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. During the twelve months ended September 30, 2009, the price of our common stock on the Nasdaq Global Market ranged from $2.95 to $9.49. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as price to sales ratios and progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our consummation, or our failure to consummate, any strategic transaction;

•	any decision by Astellas to exercise, or the failure of Astellas to exercise, its option to purchase our ownership interests in Perseid;

•	our implementation, or our failure to implement, any distribution of a portion of our cash resources to stockholders;

•	announcements or events related to Codexis;

•	our failure to meet our publicly announced revenue and/or expense projections and/or product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any entry into or material amendment or termination of a collaborative or license agreement;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

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

Our common stock trading volume is low and thus the market price of our common stock is particularly sensitive to trading volume. If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or other equity awards, the market price of our common stock may decline. Significant sales of our common stock may adversely impact the then-prevailing market price of our common stock.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability.

As of September 30, 2009, we had an accumulated deficit of $268.4 million. Although we achieved profitability in 2008, primarily due to the $90.2 million we received from Bayer HealthCare LLC in connection with the sale of our hematology assets, we expect to incur additional operating losses for the foreseeable future and may not achieve profitability in the future. To date, we have derived substantially all our revenues from collaborations, license agreements and government grants and expect to derive a substantial majority of our revenue from such sources for the foreseeable future. Revenues from such sources are uncertain because such agreements and grants generally have fixed terms and may be terminated under certain conditions, and because our ability to secure future agreements will depend upon our ability to address the needs of current and potential future collaborators. As part of our revised corporate strategy, we may also sell assets that currently generate revenue for us. We expect that our operating expenses will exceed revenues in the near term and we do not expect to achieve profitability during the next several years, if at all. These operating expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

If we are unable to enter into a collaborative or other arrangement with a third party to fund the further development and commercialization of our MAXY-G34 product candidate, we may elect to further delay or cease all development activities on this program.

Last year, we announced the delay of both Phase III manufacturing and the Phase IIb trial of our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia until we identify a partner who will share the costs of these activities. However, to date, we have not identified a partner for this program and there can be no assurances that we will enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia. Accordingly, although we have recently licensed certain MAXY-G34 intellectual property rights to Cangene Corporation for the fulfillment of government contracts related to the treatment of acute radiation syndrome, absent a collaborative or other arrangement, we will further delay or cease development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia, which could adversely affect our business and our ability to realize any value from this program.

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

For example, on June 3, 2008, the United States Patent & Trademark Office (USPTO) granted a U.S. patent (U.S. Patent No. 7,381,804B2) to Amgen with certain claims to mutated G-CSF molecules. We do not believe that the USPTO should have granted this patent because we do not believe the claims of the patent are valid and, although the USPTO has recently decided to undertake a re-examination of this patent, it is not possible to predict the result or timing of such a re-examination. Moreover, the grant of this patent to Amgen does not affect the validity of our existing patents on our novel, proprietary G-CSF compositions. However, Amgen may contend that the claims of this recently issued patent cover our patented MAXY-G34 product candidate. While our current activities related to MAXY-G34 are exempt from patent infringement liability because these activities are strictly limited to obtaining information for regulatory approval, if and when our MAXY-G34 related activities extend beyond those related to seeking regulatory approval, such as, for example, if and when we commercialize MAXY-G34, Amgen might then commence an infringement action against us based on this patent and/or other related patents that it may be granted in the future. If Amgen elects to sue us, we believe that we would have viable defenses to any such infringement suit and intend to vigorously defend against any such claims. Typically, such defenses include non-infringement and invalidity claims. However, there can be no assurance that the relevant court would find in our favor with respect to such defenses. If we are unable to show that Amgen’s patent is invalid, or that we do not infringe the claims of such patent, and we are unable to obtain a license from Amgen for the use of their intellectual property, this may materially impact our ability to manufacture and sell MAXY-G34.

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

The FDA must approve any therapeutic product or vaccine before it can be marketed in the United States. Other countries also require approvals from regulatory authorities comparable to the FDA before products can be marketed in the applicable country. Before we can file a biologic license application (BLA) with the FDA or other regulatory entity, the product candidate must undergo extensive testing, including animal studies and human clinical trials, which can take many years and require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

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

Regulatory approval of a BLA is never guaranteed, and the approval process may take several years and is extremely expensive. The FDA and other regulatory agencies also have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval from the FDA and other regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and other regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including:

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

Since we do not currently possess the resources necessary to develop and commercialize multiple products, or the resources to complete all approval processes that may be required for these potential products, we have generally sought to enter into collaborative arrangements to fund the development of new product candidates for specific indications and to develop and commercialize potential products. We are currently party to a collaboration arrangement only with respect to our MAXY-4 and certain other preclinical product candidates and, if we are unable to enter into any new collaboration arrangements, or if existing or future collaboration arrangements are not maintained, our potential products may not be commercialized.

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

For example, if we are unable to enter into a collaboration or licensing arrangement for the continued clinical development of MAXY-G34, or if Perseid is unable to maintain our existing collaboration arrangements for its MAXY-4 and other preclinical programs, we Perseid may elect to delay or discontinue further development of such programs, which may harm our business.

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

We currently have collaboration agreements for our MAXY-4 program and other early stage programs (through the Perseid joint venture arrangement with Astellas), various government grants and a license agreement with Codexis that we expect to generate revenue for the remainder of 2009 and expect that a substantial portion of our revenue for the foreseeable future will result from these sources. If these agreements or grants are materially amended, terminated, or we sell any such asset, and we are unable to enter into new agreements or obtain new grants, our revenues, financial position and results of operations would be materially adversely affected.

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

The capital and credit markets have been experiencing extreme volatility and disruption. As of September 30, 2009, we had $203 million in cash, cash equivalents and marketable securities. Of this amount, $20.3 million is held by Perseid and may only be used for Perseid’s operations. While we maintain an investment portfolio primarily of short-term commercial paper and money market funds and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

As of November 1, 2009, our executive officers and directors, together with principal stockholders holding more than 5% of our common stock, beneficially owned approximately 43% of our common stock in the aggregate. These stockholders, if they act together, could exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. This concentration of ownership could also depress our stock price.

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

We held our Annual Meeting of Stockholders on September 17, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.

(a)	The stockholders approved (i) the formation by us of a joint venture with Astellas Pharma Inc. and Astellas Bio Inc. to be known as Perseid Therapeutics LLC involving the contribution of substantially all of our protein pharmaceutical assets, including our MAXY-4 program to Perseid, (ii) the grant to Astellas of a three-year option to acquire all of the equity securities of Perseid held by Maxygen at specified prices over time, and (iii) the sale of all of our equity securities of Perseid in the event that Astellas exercises this option, which may constitute the sale of substantially all of our assets under Delaware law, as follows:

Shares voted for	30,178,900
Shares voted against	32,375
Shares abstaining	21,682
Broker non-votes	3,484,619

(b)	The stockholders reelected the seven nominees for our board of directors:

Candidate	Shares Voted For Candidate	Shares Withheld
Russell J. Howard*	33,545,369	172,207
Louis G. Lange	33,543,331	174,245
Kenneth B. Lee, Jr.	33,272,827	444,749
Ernest Mario	33,489,664	227,912
Gordon Ringold	32,885,421	832,155
Isaac Stein	32,613,893	1,103,683
James R. Sulat	33,446,901	270,675

*	Dr. Howard resigned as chief executive officer and a director of the Company on September 30, 2009.

(c)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Shares voted for	33,641,266
Shares voted against	40,079
Shares abstaining	36,231
Broker non-votes	0

(d)	The stockholders approved the proposal to adjourn the Annual Meeting, if necessary, to solicit additional proxies if there were not sufficient votes in favor of these proposals, as follows:

Shares voted for	32,430,944
Shares voted against	1,264,003
Shares abstaining	22,629
Broker non-votes	0

(e)	The stockholders approved the proposal to transact such other business as may properly come before the Annual Meeting or any adjournment or postponement thereof, as follows:

Shares voted for	20,340,800
Shares voted against	13,253,027
Shares abstaining	123,749
Broker non-votes	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

2.1.1	Asset Contribution Agreement, dated as of September 18, 2009, by and between Maxygen, Inc. and Perseid Therapeutics LLC (incorporated by reference to Exhibit 2.1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

2.1.2	Technology License Agreement, dated as of September 18, 2009, by and between Maxygen, Inc. and Perseid Therapeutics LLC (incorporated by reference to Exhibit 2.1.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

2.1.3	Limited Liability Company Agreement of Perseid Therapeutics LLC, dated as of September 18, 2009 (incorporated by reference to Exhibit 2.1.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

2.1.4	Series A and Series B Preferred Unit Purchase Agreement, dated as of September 18, 2009, by and among Maxygen, Inc., Astellas Bio, Inc. and Perseid Therapeutics LLC (incorporated by reference to Exhibit 2.1.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

2.1.5	Investors’ Rights Agreement, dated as of September 18, 2009 by and between Perseid Therapeutics LLC and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

2.1.6	Co-Sale Agreement, dated as of September 18, 2009, by and among Perseid Therapeutics LLC, Maxygen, Inc. and Astellas Bio Inc. (incorporated by reference to Exhibit 2.1.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

2.1.7	Voting Agreement, dated as of September 18, 2009, by and among Perseid Therapeutics LLC, Maxygen, Inc. and Astellas Bio Inc. (incorporated by reference to Exhibit 2.1.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

10.1*	Perseid Therapeutics LLC 2009 Equity Incentive Plan and related form of profits interest unit agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009)

10.2*	Offer Letter to James Sulat dated September 22, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2009)

10.3*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2009)

10.4*	Letter Agreement (re amendment of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of October 13, 2009

10.5*	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan

10.6*	Form of Contingent Performance Unit Award Agreement under 2006 Equity Incentive Plan

10.7*	Form of Consulting Agreement (together with a schedule identifying substantially identical agreements between the Company and each of its former executive officers identified thereon)

10.8*	Summary of Non-Employee Director Compensation (effective September 22, 2009)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

November 5, 2009	By:	/s/ JAMES R. SULAT
James R. Sulat
Chief Executive Officer & Chief Financial Officer