Form 10-Q
period 2010-03-31
MAXYGEN INC
filed 2010-05-06
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 31,070,569 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued. In addition, the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 contained a typographical error regarding the date of the shares outstanding set forth on the cover page. As of February 28, 2010, there were 32,383,666 shares of the registrant’s common stock outstanding.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2010

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. In any forward-looking statement in which Maxygen expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	strategic alternatives and transactions with respect to our business and the timing, likelihood and outcome thereof;

•	any decision by Astellas to exercise, or not exercise, its option to purchase our ownership interests in Perseid Therapeutics LLC;

•	our implementation of any distribution of a portion of our cash resources to stockholders or our failure to implement any such distribution;

•	events related to Codexis Inc. or our investment in Codexis, Inc. common stock;

•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	the effectiveness of our MolecularBreeding™ directed evolution platform and other technologies and processes;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we, or any of our collaborative partners, may develop;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2009 and in this report, including the factors described in the section entitled “Item 1A — Risk Factors,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2009	March 31, 2010
		(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$125,919	$129,605
Short-term investments	33,611	28,998
Related party receivable	13,608	6,334
Accounts receivable and other receivables	473	142
Prepaid expenses and other current assets	1,849	1,667

Total current assets	175,460	166,746
Property and equipment, net	1,777	1,634
Other noncurrent assets	—	395

Total assets	$177,237	$168,775

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	1,239	5,389
Accrued compensation	1,651	1,058
Accrued restructuring charges	4,384	4,242
Accrued project costs	4,794	4,145
Other accrued liabilities	1,302	1,252
Related party deferred revenue	6,991	5,727
Deferred revenue	865	1,025

Total current liabilities	21,226	22,838
Non-current deferred revenue	500	500

Commitments and contingencies (Notes 3 and 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and March 31, 2010	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,448,056 and 30,018,511 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	3	3
Additional paid-in capital	423,924	416,310
Accumulated other comprehensive loss	(227)	(261)
Accumulated deficit	(272,096)	(274,092)

Total Maxygen, Inc. stockholders’ equity	151,604	141,960
Non-controlling interest	3,907	3,477

Total stockholders’ equity	155,511	145,437

Total liabilities and stockholders’ equity	$177,237	$168,775

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2009	2010
	(unaudited)
Related party revenue	$7,602	$10,565
Technology and license revenue	5	511
Grant revenue	907	330

Total revenues	8,514	11,406
Operating expenses:
Research and development	7,033	10,804
General and administrative	2,885	2,995
Restructuring charge	98	—

Total operating expenses	10,016	13,799

Loss from operations	(1,502)	(2,393)
Interest income and other income (expense), net	382	(33)

Net loss before income taxes	(1,120)	(2,426)

Net loss	(1,120)	(2,426)
Net loss attributable to non-controlling interest	—	(430)

Net loss attributable to Maxygen, Inc.	(1,120)	(1,996)

Basic and diluted net loss per share	$(0.03)	$(0.06)
Shares used in basic and diluted net loss per share calculations	37,900	31,115

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2009	2010
	(unaudited)
Operating activities
Net loss	$(1,120)	$(2,426)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	281	253
Non-cash stock compensation	1,452	364
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Related party receivable	(6,209)	7,274
Accounts receivable and other receivables	487	330
Prepaid expenses and other current assets	152	182
Deposits and other assets	—	(395)
Accounts payable	407	4,149
Accrued compensation	(708)	(593)
Accrued restructuring charges	(732)	(142)
Accrued project costs	(526)	(649)
Other accrued liabilities	(626)	(50)
Related party deferred revenue	(985)	(1,264)
Deferred revenue	(308)	160

Net cash provided by (used in) operating activities	(8,435)	7,201

Investing activities
Purchases of available-for-sale securities	(25,705)	(12,210)
Maturities of available-for-sale securities	22,250	16,790
Acquisition of property and equipment	(174)	(118)

Net cash provided by (used in) investing activities	(3,629)	4,462

Financing activities
Proceeds from issuance of common stock	3,132	15
Repurchase of common stock	—	(7,992)

Net cash provided by (used in) financing activities	3,132	(7,977)

Net increase (decrease) in cash and cash equivalents	(8,932)	3,686
Cash and cash equivalents at beginning of period	154,883	125,919

Cash and cash equivalents at end of period	$145,951	$129,605

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of March 31, 2010, and for the three months ended March 31, 2009 and 2010, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen ApS (Denmark) (“Maxygen ApS”), Maxygen Holdings Ltd. (Cayman Islands) (“Maxygen Holdings”) and Maxygen Holdings (U.S.), Inc., as well as its majority-owned subsidiary, Perseid Therapeutics LLC (“Perseid”), for which the Company is the primary beneficiary as determined under applicable accounting standards. Amounts pertaining to the non-controlling ownership interests held by Astellas Pharma, Inc. (“Astellas”) in the operating results and financial position of Perseid are reported as non-controlling interest. At each reporting date, the Company will reassess whether it is still the primary beneficiary of Perseid. If the Company determines that it is no longer the primary beneficiary, the Company will deconsolidate Perseid and record its interests at the fair market value on the date which it deconsolidates, along with any gain or loss at the time of deconsolidation. The Company would then account for its interest using the equity accounting method.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

Non-controlling interest at December 31, 2009	$3,907
Loss attributable to non-controlling interest	(430)

Non-controlling interest at March 31, 2010	3,477

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company’s investment basis in Codexis as of March 31, 2010 was zero. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2009 and March 31, 2010, the Company’s equity interest in Codexis was approximately 21%. As a result of an initial public offering of common stock completed by Codexis in April 2010, the Company owned approximately 18% of the total shares of Codexis common stock outstanding immediately after the offering. See Note 12.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. Collaborative research and development revenue of $4.0 million and technology and license revenue of $3.6 million for the three months ended March 31, 2009 have been reclassified to related party revenue. These reclassifications did not have any effect on net loss, total assets or total liabilities and stockholders’ equity or cash used or provided by operating activities, investing activities or financing activities.

Restructuring Charge

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with the consummation of the transactions contemplated by the joint venture agreement with Astellas that resulted in the termination of several employees, including members of the Company’s senior management team. In October 2008, the Company implemented a restructuring plan that resulted in the termination of approximately 30% of its workforce. In November 2007, the Company implemented a plan to consolidate its research and development activities at its U.S. facilities that resulted in the cessation of research and development operations at Maxygen ApS.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company is eligible to receive royalties from licensees, which are typically based on sales of licensed products to third parties. Royalties are recorded as earned in accordance with the contract terms when third party sales can be reliably measured and collectability is reasonably assured.

Revenue from the sale of pre-clinical program assets or license agreements for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or the amount can be reliably measured and collectability is reasonably assured.

The Company has previously been awarded grants from various government agencies related to the Company’s vaccines programs. The terms of these grant agreements range from one to five years with various termination dates, the last of which is July 2010 for existing agreements. Revenue related to these grant agreements is recognized as the related research and development expenses are incurred. On January 5, 2010, the Company entered into agreements with AltraVax, Inc. (“AltraVax”) for the sale of substantially all of the Company’s vaccine assets, including the related government grants. See Note 9.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net loss per share computations and the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2009	2010
Numerator:
Net loss attributable to Maxygen Inc.	$(1,120)	$(1,996)

Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	37,900	31,115

Basic and diluted net loss per share	$(0.03)	$(0.06)

The total number of shares excluded from the calculations of diluted net loss per share was approximately 9,425,000 options and 901,000 restricted stock units at March 31, 2009 and 8,498,000 options, 933,000 restricted stock awards and 154,000 restricted stock units at March 31, 2010. These securities have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month periods ended March 31, 2009 and 2010 were as follows (in thousands):

	Three months ended March 31,
	2009	2010
Net loss	$(1,120)	$(2,426)
Changes in unrealized gains (losses) on securities available-for-sale	(139)	(34)

Comprehensive loss	(1,259)	(2,460)
Comprehensive loss attributable to non-controlling interest	—	(430)

Comprehensive loss attributable to Maxygen, Inc.	$(1,259)	$(2,030)

The components of accumulated other comprehensive losses are as follows (in thousands):

	December 31, 2009	March 31, 2010
Unrealized gains on available-for-sale securities	$26	$8
Unrealized losses on available-for-sale securities	(1)	(17)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(227)	$(261)

Recent Accounting Pronouncements

During the three months ended March 31, 2010, the Company adopted the following accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. The Company adopted this new guidance as of the beginning of fiscal year 2010 and the Company has applied such guidance in evaluating whether it is the primary beneficiary of Perseid and as such whether it should continue to consolidate Perseid. Based on the Company’s analysis, it has consolidated Perseid at March 31, 2010.

In February 2010, the FASB issued guidance that removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. The Company adopted the updated guidance upon issuance. The adoption of this new guidance did not have an impact on the Company’s financial statements.

In January 2010, the FASB issued guidance that amended the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company has adopted this guidance beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In addition, in September 2009, the FASB amended the standards for revenue recognition for multiple deliverable revenue arrangements. As amended, the standard eliminates the residual method of allocation and adds the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using the vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The accounting changes are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the impact of the amended standards.

Stock-Based Compensation

For the three months ended March 31, 2009 and 2010, stock-based compensation expense was allocated as follows (in thousands):

	Three months ended March 31,
	2009	2010
Research and development	$910	$(140)
General and administrative	542	504

Stock-based compensation expense before income taxes	1,452	364

Total stock-based compensation expense after income taxes	$1,452	$364

No stock-based employee compensation costs were capitalized as of March 31, 2009 and 2010. There were no recognized tax benefits during the quarters ended March 31, 2009 and 2010. The $140,000 credit to research and development expense in 2010 resulted from the forfeiture of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate for terminated employees.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average assumptions used in the model are outlined in the following table:

	Three months ended March 31, 2009(1)	Three months ended March 31, 2010 (1)
Expected dividend yield	0.0%	—
Risk-free interest rate range—Options	—	—
Risk-free interest rate range—ESPP	1.49% to 2.38%	—
Expected life—Options	—	—
Expected life—ESPP	0.41 to .99 years	—
Expected volatility-Options	—	—
Expected volatility—ESPP	53.81 to 112.67%	—

(1)	There were no options granted to employees during the three months ended March 31, 2009 and 2010.

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

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the joint venture arrangement with Astellas, certain of these restricted stock units became fully vested during 2009. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three months ended March 31, 2010 and 2009, the Company recognized a credit to stock-based compensation of $392,000 and stock-based compensation expenses of $1.0 million related to these restricted stock unit awards, respectively. At March 31, 2010, there was no unrecognized compensation cost related to these awards.

Restricted Stock

The Company has granted restricted stock awards representing shares of Company common stock under the 2006 Plan to certain employees and members of its board of directors. An exercise price and monetary payment were not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. All of the restricted stock awards vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In September 2009, the Company granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors representing an aggregate of 933,250 shares of Company common stock. For the three months ended March 31, 2010, the Company recognized approximately $376,000 in stock-based compensation expenses related to these restricted stock awards. There was no such expense for the three months ended March 31, 2009. At March 31, 2010, the unrecognized compensation cost related to these awards was approximately $5.3 million, which is expected to be recognized on a straight-line basis over the requisite service period which ends on September 22, 2013.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contingent Performance Units

The Company has granted contingent performance units (“CPUs”) under the 2006 Plan to holders of options to purchase Company common stock. In September 2009, the Company granted CPUs under the 2006 Plan to all holders of options to purchase Company common stock who were then providing services to the Company or a subsidiary of the Company. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, or (iii) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from potential future dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any potential future dividends or distributions to the Company’s stockholders. Accordingly, the CPUs will only have value should the Company make such a dividend payment or distribution. The earned value of any CPU will generally be settled in shares of common stock of the Company. All unvested CPUs remaining following the Settlement Date will expire immediately. Because the value of the CPU awards cannot be reasonably estimated unless and until the Company makes a qualifying dividend or distribution to its stockholders, the Company did not recognize any expense in 2009 or for the three months ended March 31, 2010 related to these awards. Also see Note 4.

Profits Interest Units

Perseid has granted profits interest units (“PIUs”) under the Perseid 2009 Equity Incentive Plan to employees of the Company and Perseid. As of March 31, 2010, Perseid had granted a total of approximately 12.9 million PIUs. A PIU is a special type of limited liability company common unit that allows the recipient to participate in any future increase in the value of Perseid. The PIUs are intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43. Subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting, the PIUs will vest over four years. The potential value of a PIU, to the extent vested, will be equal to the deemed value of a Perseid common unit at the time of a liquidity event, such as a buy-out of Maxygen’s equity interest in Perseid by Astellas or the sale of Perseid to another company, less the deemed value of a common unit at the time the PIU was granted. Because the value of the PIU awards cannot be reasonably estimated until the time of a liquidity event of Perseid, the Company did not recognize any expense in 2009 or for the three months ended March 31, 2010 related to these awards. Also see Note 4.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s cash equivalents and investments as of March 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$129,416	$—	$—	$129,416
Corporate bonds	12,420	—	(17)	12,403
U.S. government agency securities	16,776	8	—	16,784

Total	158,612	8	(17)	158,603
Less amounts classified as cash equivalents	(129,605)	—	—	(129,605)

Total investments	$29,007	$8	$(17)	$28,998

The Company’s cash equivalents and investments as of December 31, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$125,919	$—	$—	$125,919

U.S. government agency securities	33,586	26	(1)	33,611

Total	159,505	26	(1)	159,530
Less amounts classified as cash equivalents	(125,919)	—	—	(125,919)

Total investments	$33,586	$26	$(1)	$33,611

Realized gains or losses on sale of available-for-sale securities prior to maturity for the three-month periods ended March 31, 2009 and 2010 were insignificant. The net change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $139,000 for the three months ended March 31, 2009 and unrealized losses of $34,000 for the three months ended March 31, 2010. The Company intends to hold the securities until maturity and therefore does not believe the current unrealized losses of $34,000 are other than temporary. The securities aggregated in the table above have not been in a continuous unrealized loss position for greater than twelve months.

At March 31, 2010, all investments had a contractual maturity of less than one year.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

4. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2015. The facility leases were originally scheduled to expire in 2010, but were amended in February 2010 and now expire in 2015 and include scheduled rent increases that will recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2013.

The following are contractual committments as of March 31, 2010 associated with lease obligations and purchase obligations (in thousands):

Year ending December 31,
2010	$8,618
2011	2,716
Thereafter	3,282

Total commitments beyond current year	$14,616

Total rent expense for the three months ended March 31, 2009 and 2010 was $288,000 and $289,000, respectively.

Equity based awards

As discussed in Note 1 above, the Company has granted CPUs and Perseid has granted PIUs under their respective equity plans. These awards only have value to the award recipient in the event that the Company made a dividend payment or distribution (in the case of Maxygen CPUs) or the occurrence of a liquidity event of Perseid (in the case of Perseid PIUs). Under applicable accounting standards, the Company does not expect to record any amounts related to such awards unless and until the payout under such awards is probable and estimable.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Related Party Transactions

Astellas

The Company and Perseid are parties to various agreements with Astellas and/or its affiliates. On June 30, 2009, the Company entered into a joint venture agreement with Astellas relating to the establishment of Perseid, a majority-owned subsidiary of the Company focused on the discovery, research and development of multiple protein pharmaceutical programs, including the Company’s MAXY-4 program and other early stage programs. Perseid began operation upon consummation of the transactions contemplated by the joint venture agreement on September 18, 2009. See Note 11.

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was most recently amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. For the three months ended March 31, 2010 and 2009, total expense under this arrangement was approximately $150,000 and $72,000, respectively.

Codexis

In December 2006, the Company expanded the scope of exclusive licenses previously granted to Codexis to its MolecularBreeding™ directed evolution platform for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive 20% of all consideration received by Codexis from a third party licensee in the form of (1) up-front option and/or license fees, (2) FTE funding for biofuels research (in excess of a specified base rate), (3) milestone payments, (4) payments from the sale of its equity securities (in excess of a specified price per share) and (5) payments in connection with the commercialization of energy products made with a biocatalyst developed using the licensed technology. If Codexis directly commercializes an energy product that is made using any biocatalyst developed from the licensed technology, the Company is eligible for a 2% royalty on any net sales by Codexis of the energy product. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. For the three months ended March 31, 2010 and 2009, the Company recognized approximately $1.3 million and $3.6 million, respectively, as a result of payments received by Codexis under its collaboration agreements with Shell, including $3.2 million recognized by the Company in the first quarter of 2009 in connection with the purchase by Royal Dutch Shell of Codexis preferred stock. The payments from Codexis are included in related party revenue in the Condensed Consolidated Statements of Operations.

6. Fair Value

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following tables represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$129,416	$129,416	$—	$—
Corporate bonds	12,403	—	12,403	—
U.S. government agency securities	16,784	—	16,784	—

Total	$158,603	$129,416	$29,187	$—

Liabilities:
Derivatives	$98	$—	$98	$—

	As of December 31, 2009
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,919	$125,919	$—	$—
U.S. government agency securities	33,611	—	33,611	—

Total	$159,530	$125,919	$33,611	$—

At March 31, 2010, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $1.4 million. The fair value of the contracts of $98,000 is reported as a financial liability in the table above under the Level 2 heading. The Company did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2009, nor any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of March 31, 2010 or December 31, 2009.

The Company’s financial assets classified as Level 2 currently consist of corporate bonds and U.S. government agency securities. The fair value of the securities contained in both of these asset classes is determined by a third-party valuation service. For these asset classes, the third-party valuation service typically uses a market-based valuation approach utilizing risk-free interest rates as approximated by the current treasury yield curve, dealer and active market-maker quotations for benchmark or similar securities, credit ratings and other observable market data. The Company’s financial liabilities classified as Level 2 currently consist of forward exchange contracts. The fair value of these derivatives is determined by a third-party valuation service using a market-based valuation approach.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Restructuring Charges

2009 U.S. Restructuring

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with the consummation of the transactions contemplated by the Company’s joint venture agreement with Astellas that has resulted in the termination of several employees, including members of the Company’s senior management team. Under change of control agreements the Company entered into with each terminated executive officer, each executive is entitled to receive a lump sum severance payment equal to three times his base salary. In addition, the vesting schedule of each of the executive’s outstanding equity awards was accelerated in full as of the date of termination and the post-termination exercise period of the executive’s outstanding stock options and other awards was automatically extended to their full original term; provided that any shares underlying restricted stock units are not to be delivered to the executive until such later time as is specified in the change of control agreements. Under these agreements, subject to certain limitations, the Company is also required to pay all of the costs for each terminated executive’s continued group health, dental and vision coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), while the executive remains entitled to coverage under COBRA. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $16.0 million in 2009, which includes $11.4 million of non-cash stock-based compensation. Expenses related to the acceleration of these executive’s equity awards were recognized as general and administrative expense in the third quarter of 2009. The majority of the severance and one-time termination benefits will be paid out during the first half of 2010. The Company expects to complete the activities related to this restructuring plan in first half of 2010, but does not expect to record any additional restructuring expenses.

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

2007 Denmark Restructuring

In November 2007, the Company implemented a plan to consolidate its organization to reduce costs and increase overall operational efficiency across its research, preclinical, clinical and regulatory activities. The consolidation has resulted in the cessation of research and development operations at Maxygen ApS and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008. The restructuring charges, which include approximately $287,000 of non-cash stock-based compensation, are related to severance and other benefits for the Company’s Danish employees.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity in the restructuring accrual for the three months ended March 31, 2010 related to the actions described above was as follows (in thousands):

	Balance at December 31, 2009	Charges during fiscal year 2010	Non-cash charges	Cash payments during 2010	As of March 31, 2010		Total Expected Costs
					Balance at March 31, 2010	Total Costs to Date
2009 U.S. Restructuring
Employee severance and other benefits charges	$4,282	$—	$—	$(142)	$4,140	$15,866	$15,866
2008 U.S. Restructuring
Employee severance and other benefits charges	4	—	—	—	4	1,188	1,188
2007 Denmark Restructuring
Employee severance and other benefits charges	98	—	—	—	98	5,384	5,384
Contract termination and other associated costs	—	—	—	—	—	725	725

	$4,384	$—	$—	$(142)	$4,242	$23,163	$23,163

8. Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company in some instances has entered into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on payments to certain vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. The Company recognized no foreign exchange gains or losses from hedge contracts during the three months ended March 31, 2009 and had no foreign currency contracts outstanding at March 31, 2009. At March 31, 2010, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $1.4 million. The Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three months ended March 31, 2010, the Company recorded an expense of $98,000 for the fair value of its forward exchange contracts within other accrued liabilities.

9. Sale of Vaccines Assets

On January 5, 2010, the Company consummated a transaction with AltraVax pursuant to which AltraVax acquired substantially all of the Company’s vaccines assets, including the related government grants. Under the arrangement, the Company received an initial payment of $500,000 and AltraVax is obligated to pay the Company an additional $1.0 million over the next two years. The Company is also eligible to receive a certain percentage of any revenue received by AltraVax under contracts involving our vaccines technology that are entered into by AltraVax for a period of up to two years after the payment by AltraVax of the total $1.5 million purchase price. As part of the transaction, the Company also granted AltraVax certain exclusive licenses in the vaccines field and certain non-exclusive licenses in the adjuvants field to the Company’s MolecularBreeding™ directed evolution platform and certain ancillary technologies, in each case, subject to existing third party rights to such licensed assets and technology.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The initial payment of $500,000 was recognized as revenue in the three months ended March 31, 2010 as no further performance obligations existed at that date. Any further amounts receivable pursuant to this transaction will be recognized as revenue on the earlier of when payments are received or the amounts can be reliably measured and collectability is reasonably assured.

10. Repurchase of Common Stock

On March 10, 2010, the Company repurchased 1,433,361 shares of its common stock held by entities affiliated with GlaxoSmithKline plc at a per share price of $5.55, for an aggregate purchase price of approximately $8.0 million. The repurchase was a private transaction and was funded with the Company’s existing cash resources. The shares repurchased have been retired and constitute authorized but unissued shares of common stock of the Company. This is in addition to the 7,345,103 shares of common stock the Company repurchased in December 2009 pursuant to a modified “Dutch auction” tender offer.

11. Perseid Therapeutics LLC

On June 30, 2009, the Company entered into a joint venture agreement relating to the establishment of Perseid, a majority-owned subsidiary of the Company focused on the discovery, research and development of multiple protein pharmaceutical programs, including the Company’s MAXY-4 program and other early stage programs. Perseid began operation upon consummation of the transactions contemplated by the joint venture agreement on September 18, 2009.

Pursuant to the joint venture agreement, the Company contributed substantially all of its programs and technology assets in protein pharmaceuticals, including the Company’s MAXY-4 co-development and commercialization agreement with Astellas (but excluding its MAXY-G34 program), in exchange for an ownership interest in Perseid. At the closing, each of the Company and Astellas also invested $10.0 million of cash in Perseid. As a result of these contributions and investments, the Company has an ownership interest in Perseid of approximately 83.3% and Astellas has the remaining ownership interest of approximately 16.7%. Astellas has been granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increase each quarter from the current option price of $61.0 million (through June 18, 2010) to $123.0 million over the term of the buy-out option, which expires on September 18, 2012 (the third anniversary of the closing).

Pursuant to the joint venture arrangement, Astellas and Perseid entered into a new collaboration agreement pursuant to which Astellas will fund substantially all of the costs, estimated at up to $30.0 million over the three-year option term and subject to certain limitations, related to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). Astellas also has been granted an option to obtain an exclusive license to any one product developed by Perseid under this agreement, and to proprietary products of Astellas, if any, which Astellas and Perseid agree to develop under that agreement. This product option is subject to certain conditions and is exercisable only if Astellas does not exercise its buy-out option prior to expiration of its term. The on-going development costs for the MAXY-4 program will be shared by Astellas and Perseid in accordance with the existing terms of the MAXY-4 co-development and commercialization agreement.

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

As a result of this transaction, substantially all of the Company’s protein therapeutics business and research and development operations is now operated through Perseid. The Company includes the results of Perseid in its consolidated financial statements, with the minority interest of Astellas in Perseid reflected in the Company’s Consolidated Balance Sheet as a non-controlling interest. See Note 1.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Subsequent Event

On April 27, 2010, Codexis completed an initial public offering of 6.0 million shares of common stock at $13.00 per share (not including any exercise of the underwriters’ over-allotment option). As a result of the offering and after a 2-for-3 reverse stock split of the Codexis common stock and preferred stock, the Company owns 5,987,924 shares of Codexis common stock, representing approximately 18% of the total shares of Codexis common stock outstanding immediately after the offering. The shares of Codexis common stock owned by the Company are subject to a lock-up agreement with the underwriters of the public offering that prevents the sale or other disposition of such shares for up to 180 days after the offering, subject to extension under certain circumstances. After expiration of the lock-up, these shares will be tradeable subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933.

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

The consummation of the joint venture transaction with Astellas in September 2009 largely completed a multi-year strategic process to position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. In addition to our majority ownership of Perseid, we continue to retain a number of significant assets, including approximately $158.6 million in cash, cash equivalents and marketable securities as of March 31, 2010 (including $26.0 million held by Perseid as of such date); our MAXY-G34 program (including a licensing arrangement with Cangene Corporation, or Cangene, for Acute Radiation Syndrome (ARS)); approximately 18% of the of the total shares of the common stock of Codexis, Inc., or Codexis, and a revenue stream from Maxygen’s biofuels license to Codexis; a potential $30.0 million milestone payment from Bayer HealthCare LLC, or Bayer; and our MolecularBreeding™ platform and intellectual property portfolio (including certain additional fields of application of the technology platform not yet licensed). Over the next several years, our focus will be to manage these arrangements to maximize the return to our stockholders.

To date, we have generated revenues from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Our total revenues were $11.4 million and $8.5 million in the three months ended March 31, 2010 and 2009, respectively. Revenues for the 2010 and 2009 periods primarily consisted of related party revenues received by Perseid under its two collaboration agreements with Astellas; one for the co-development and commercialization of the MAXY-4 product candidates and one for the discovery, research and preclinical development of certain protein therapeutics other than MAXY-4.

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and contract research expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $10.8 million and $7.0 million in the three months ended March 31, 2010 and 2009, respectively.

We have incurred significant operating losses from continuing operations since our inception. As of March 31, 2010, our accumulated deficit was $274.1 million. We expect to incur additional operating losses over at least the next several years and may never achieve profitability.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen ApS (Denmark), Maxygen Holdings Ltd. (Cayman Islands) and Maxygen Holdings (U.S.), Inc., as well as our majority-owned subsidiary, Perseid.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Except as provided below, we believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of fiscal year 2010 and have applied such guidance in evaluating whether we should continue to consolidate Perseid. Determining the primary beneficiary requires significant judgment on the part of our management and is based on an analysis of all relevant facts and circumstances, including, but not limited to:

•	our ability to direct the activities that most significantly affect the entity’s economic performance;

•	whether we have an obligation to absorb losses or rights to receive benefits from the entity that could potentially be significant to the variable interest entity.

Based on our analysis, applying the guidance above, we have determined that we are still the primary beneficiary of Perseid and will continue to consolidate Perseid. At each reporting date, we will reassess whether we are still the primary beneficiary of Perseid. If we determine that we are no longer the primary beneficiary, we will deconsolidate Perseid and record our interests at their fair market value at the date on which we deconsolidate. We would then account for our interest using the equity accounting method.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Our total revenues were $11.4 million and $8.5 million in the three months ended March 31, 2010 and 2009, respectively. The increase in total revenue for the three month periods was primarily as a result of an increase in related party revenues received under Perseid’s collaboration agreements with Astellas.

Related party revenue was $10.6 million for the three months ended March 31, 2010, compared to $7.6 million for the comparable period in 2009. Related party revenue primarily consists of revenues received under Perseid’s collaboration agreements with Astellas and revenues received by Maxygen under its licensing arrangement with Codexis. The $3.0 million increase in related party revenue in the 2010 period was primarily due to an increase of $3.6 million in net reimbursements under Perseid’s collaboration agreement with Astellas for the MAXY-4 product candidates and $1.7 million of revenue that was recognized under Perseid’s collaboration agreement with Astellas for proteins other than MAXY-4. This increase in related party revenue in the 2010 period was partially offset by a $2.3 million decrease in revenue recognized under our license agreement with Codexis.

Technology and license revenue was $511,000 for the three months ended March 31, 2010, compared to $5,000 for the comparable period in 2009. Technology and license revenue for the 2010 period consisted primarily of the initial $500,000 payment we received from AltraVax, Inc., or AltraVax, in January 2010 in connection with its acquisition of substantially all of our vaccines assets, including the related government grants. Technology and license revenue in the 2009 period consisted primarily of certain miscellaneous licensing fees received from third parties.

Revenues from government research grants were $330,000 for the three months ended March 31, 2010, compared to $907,000 for the comparable period in 2009. In January 2010, we consummated a transaction with AltraVax for the sale of our vaccine assets, including the related government grants, the transfer of which is subject to confirmation by the appropriate government agency. The decrease in grant revenue for the three month periods was due to four of the six grants being transferred to AltraVax during the period ended March 31, 2010. Revenue from the two remaining grants will be recognized by Maxygen until the transfer of the grants is confirmed by the appropriate government agency. Once all transfers have been confirmed, these grants will not be a source of revenue for us going forward.

We recognized no collaborative research and development revenue during the three months ended March 31, 2010 and 2009. As a result of the consummation of the joint venture arrangement with Astellas on September 18, 2009, $4.0 million of revenues previously reported as collaborative research and development revenue during the three months ended March 31, 2009 has been reclassified as related party revenue.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and contract research expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $10.8 million in the three months ended March 31, 2010, compared to $7.0 million in the same period in 2009. The increase in our research and development expenses for the three month periods was primarily due to increased external collaborative research costs on the MAXY-4 program, partially offset by reduced salaries, benefits and other operating expenses resulting from a reduction in headcount, including the termination of a senior R&D officer on October 31, 2009.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended March 31,
	2009	2010
Collaborative projects funded by related parties(1)	3,073	8,353
Government grants	1,043	285
Internal projects	2,917	2,166

Total	$7,033	$10,804

(1)	Research and development expenses related to collaborative projects funded by related parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.

Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009, including in the section of that report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost in any particular case.

We expect our research and development expenses to increase somewhat in the future based on Perseid’s preclinical development of the MAXY-4 product candidates and other preclinical product candidates, the cost of which Perseid will share with Astellas under the collaboration agreement between the parties.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, insurance premiums and professional expenses, such as external expenditures for legal and accounting services, and stock compensation expense. General and administrative expenses were $3.0 million in the three months ended March 31, 2010 and $2.9 million in the comparable period in 2009. The increase in general and administrative expenses was primarily due to increases for external consultants and financial advisors in connection with the consummation of certain strategic transactions in the 2010 period. This increase was partially offset by reduced salaries and benefits resulting from a reduction in headcount announced in October 2008 and completed in April 2009 and the termination of two executive officers as of September 30, 2009.

Our general and administrative expenses during 2010 should be less when compared to 2009, depending on, among other things, the levels of share-based payments granted in 2010, the use of external consultants and market analysis, and expenditures for legal and accounting services.

Restructuring Charges

We recognized no restructuring charges in the three months ended March 31, 2010. We completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We completed the activities related to the 2008 U.S. restructuring plan in April 2009 and do not expect to record any additional restructuring expenses related to this restructuring. In connection with the 2009 U.S. restructuring, the majority of severance and one-time termination benefits will be paid out during the first half of 2010. We expect to complete the activities related to the 2009 U.S. restructuring in first half of 2010, but do not expect to record any additional restructuring expenses. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash, cash equivalents and marketable securities, foreign currency gains or losses, gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income (expense), net are as follows (in thousands):

	Three months ended March 31,
	2009	2010
Interest income	$441	$78
Foreign exchange gains (losses)	(50)	(101)
Gains (losses) on disposal of equipment and interest (expense)	(9)	(10)

Total interest income and other income (expense), net	$382	$(33)

The decrease in interest income and other income (expense), net from the 2009 period to the 2010 period was due to lower interest income resulting from significantly lower interest rates.

Recent Accounting Pronouncements

During the three months ended March 31, 2010, we adopted the following accounting standards:

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of fiscal year 2010 and we have applied such guidance in evaluating whether we are the primary beneficiary of Perseid and as such whether we should continue to consolidate Perseid. Based on our analysis, it has consolidated Perseid at March 31, 2010.

In February 2010, the FASB issued guidance that removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. We adopted the updated guidance upon issuance. The adoption of this new guidance did not have an impact on our financial statements.

In January 2010, the FASB issued guidance that amended the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We have adopted this guidance beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements.

In addition, in September 2009, the FASB amended the standards for revenue recognition for multiple deliverable revenue arrangements. As amended, the standard eliminates the residual method of allocation and adds the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using the vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The accounting changes are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently evaluating the impact of the amended standards.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In September 2009, as a result of the consummation of the joint venture agreement between us and Astellas, we received $10.0 million from Astellas for its investment in Perseid. In May 2009, we received $500,000 from Cangene for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of ARS. In July 2008, we recognized $90.6 million in revenue from Bayer in connection with the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform, which included an up-front cash payment of $90.0 million. In September 2008, we received an upfront fee of $10.0 million from Astellas under our co-development and commercialization agreement with Astellas for our MAXY-4 product candidates. In December 2009, we completed the repurchase of approximately 18.5% of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million and, in March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million. As of March 31, 2010, we had $158.6 million in cash, cash equivalents and marketable securities on a consolidated basis. Of this amount, $26.0 million is held by Perseid and may only be used for Perseid’s operations.

We are not obligated to fund the operations or other capital requirements of Perseid. Astellas and Perseid are parties to agreements that require Astellas to fund or share certain expenses relating to the research and development activities of Perseid. Under a collaboration agreement between Astellas and Perseid, Astellas will fund substantially all of the costs, estimated at up to $30.0 million over the three-year option term and subject to certain limitations, related to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). The ongoing development costs for the MAXY-4 program will be shared by Astellas and Perseid in accordance with the existing terms of the MAXY-4 collaboration agreement. Under certain circumstances, an Astellas subsidiary also will be required to provide Perseid with up to 18 months of transition funding in the form of revolving loans of up to $20.0 million on pre-agreed terms. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by or used in operating activities changed from a use of funds of $8.4 million in the three months ended March 31, 2009 to cash provided by operations of $7.2 million in the comparable period in 2010. This change of $15.6 million was primarily due to a $7.6 million decrease in accounts receivable during the 2010 period compared with an increase of $5.7 million in the comparable period of 2009. For the 2009 period, the uses of cash in operating activities were primarily to fund losses from continuing operations and to fund an increase in related party receivable and an increase in other trade receivables.

Net cash provided by investing activities was $4.5 million in the three months ended March 31, 2010, compared to a use of $3.6 million in the same period in 2009. The cash provided during the 2010 period was related to maturities of available-for-sale securities in excess of purchases. The cash used during the 2009 period was primarily related to purchases of available-for-sale securities in excess of maturities. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash used in financing activities was $8.0 million in the three months ended March 31, 2010, compared with $3.1 million provided by financing activities in the comparable period in 2009. The cash used during 2010 was primarily due to $8.0 million used to repurchase company common stock from entities associated with GlaxoSmithKline plc in March 2010. The cash provided during the 2009 period relates to proceeds from the sale of common stock in connection with the exercise of stock options by employees.

The following are contractual commitments as of March 31, 2010 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$4,450	$639	$2,698	$1,113	$—
Purchase obligations	10,166	7,979	2,187	—	—

Total	$14,616	$8,618	$4,885	$1,113	$—

We are eligible to receive up to $53.0 million in potential milestone and event based payments, including up to $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23.0 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. Under our agreement with Cangene, to the extent Cangene exercises its option for an initial license, we are also eligible to receive a license fee of $12.5 million, as well as continuing licensing fees equal to a specified percentage of any net contract revenues recognized by Cangene under an applicable government contract. Under our joint venture arrangement with Astellas, Astellas has an option to acquire all of the our ownership interest in Perseid at specified exercise prices that increase each quarter from the current option price of $61.0 million (through June 18, 2010) to $123.0 million over the term of the option, which expires on September 18, 2012 (the third anniversary of the closing). In addition, Perseid is eligible to receive potential milestone and event based payments from Astellas based on the achievement of certain events related to the development and commercialization of the MAXY-4 program. However, there can be no assurances that either we or Perseid will receive any milestone, event based payments or other proceeds under any of these agreements. In addition, any payments related to milestones achieved under the co-development and commercialization agreement between Perseid and Astellas for the MAXY-4 program would be paid to Perseid and, as a result, such funds would not be directly available to Maxygen.

In April 2010, Codexis completed an initial public offering of 6.0 million shares of common stock (not including any exercise of the underwriters’ over-allotment option) at $13.00 per share. As a result of the offering and after a 2-for-3 reverse stock split of the Codexis common stock and preferred stock, we own 5,987,924 shares of Codexis common stock, representing approximately 18% of the total shares of Codexis common stock outstanding immediately after the offering. The shares of Codexis common stock owned by us are subject to a lock-up agreement with the underwriters of the public offering that prevents the sale or other disposition of such shares for up to 180 days after the offering, subject to extension under certain circumstances. After expiration of the lock-up, these shares will be tradeable subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933.

As of March 31, 2010, we had $158.6 million in cash, cash equivalents and marketable securities on a consolidated basis. Of this amount, $26.0 million is held by Perseid and may only be used for Perseid’s operations. We believe that our current cash, cash equivalents and short-term investments, together with funding expected to be received from collaborators, licensors and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2010. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following risk factors are in addition to or materially amend the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2009, but are not a complete list of all risk factors. Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2009.

We have implemented a substantial restructuring of our operations and have revised our strategic plan, and we may fail to successfully execute this plan.

The formation of Perseid Therapeutics LLC, or Perseid, the consummation of our joint venture transaction with Astellas Pharma Inc., or Astellas, in September 2009 and the recent changes in our management team have largely completed a multi-year strategic process to restructure our operations and position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. However, we plan to continue to evaluate options regarding the management of our assets and arrangements in an effort to maximize the return to our stockholders over the next several years. These options could include a sale or disposition of one or more corporate assets, the acquisition of a business or asset, a strategic business combination, or other transactions. While we continue to be actively engaged in this process, there can be no assurance that any particular strategic option or outcome will be pursued, whether any transaction, or series of transactions, required to sell or acquire individual assets will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors, or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have adverse effects on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

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

Our investment in Codexis common stock gives us limited influence over Codexis, is illiquid and may decline in value.

We own approximately 6.0 million shares of the common stock of Codexis, Inc., which completed an initial public offering of its common stock in April 2010 and now trades on the Nasdaq Global Market under the symbol “CDXS.” We exert no influence or control over the management of Codexis and have limited insight into the affairs of Codexis other than as a stockholder and licensor. As a publicly traded company, the market value of the Codexis common stock may fluctuate due to market conditions and other conditions over which we have no control. Any other than temporary decrease in the Codexis stock price would decrease the value of our investment. In addition, because we hold a significant portion of the outstanding common stock of Codexis, any fluctuation or decrease in the Codexis stock price or any announcements or events related to Codexis may cause an unrelated or disproportionate fluctuation or decrease in our stock price, regardless of our operating performance.

In addition, our shares of Codexis common stock are currently subject to certain lockup restrictions and therefore are not freely tradable. Upon expiration of these lock-up restrictions, our shares will be tradeable subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933. Accordingly, if we decide to sell or otherwise dispose of any portion of our Codexis shares, we may be unable to do so at a favorable price or on a timely basis. In addition, any sale or other disposition of our Codexis shares could result in the imposition of both federal and state taxes that may have an adverse affect on us and our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended March 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2010 through Jan. 31, 2010	—	—	—	—

Feb. 1, 2010 through Feb. 29, 2010	—	—	—	—

Mar. 1, 2010 through Mar. 31, 2010	1,433,361	$5.55	1,433,361	—

Total	1,433,361	$5.55	1,433,361	—

(1)	On March 10, 2010, we repurchased 1,433,361 shares of our common stock held by entities affiliated with GlaxoSmithKline plc at a per share price of $5.55, for an aggregate purchase price of approximately $8.0 million. The repurchase was a private transaction and was funded with our existing cash resources. The shares repurchased have been retired and constitute authorized but unissued shares of our common stock.
(2)	The price paid per share of common stock does not include the related transaction costs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

May 6, 2010	By:	/s/ JAMES R. SULAT
James R. Sulat
Chief Executive Officer & Chief Financial Officer