Form 10-Q
period 2010-06-30
MAXYGEN INC
filed 2010-08-04
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 30,465,111 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiaries, Perseid Therapeutics LLC, Maxygen Holdings LLC and Maxygen Holdings Ltd. In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

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

i

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. In any forward-looking statement in which we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	strategic alternatives and transactions with respect to our business and the timing, likelihood and outcome thereof;

•	any decision by Astellas to exercise, or not exercise, its option to purchase our ownership interests in Perseid Therapeutics LLC;

•

our implementation, and the timing, of any distribution of a portion of our cash resources or assets, including our shares of Codexis, Inc. common stock, to stockholders or our failure to implement any such distribution;

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2009 and in this report, including the factors described in the section entitled “Item 1A — Risk Factors,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events, or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2009	June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,919	$135,465
Short-term investments	33,611	10,038
Related party receivable	13,608	14,600
Accounts receivable and other receivables	473	—
Available-for-sale investment in equity securities of related party	—	9,307
Prepaid expenses and other current assets	1,849	1,968

Total current assets	175,460	171,378
Property and equipment, net	1,777	1,712
Other noncurrent assets	—	1,353

Total assets	$177,237	$174,443

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239	$1,147
Accrued compensation	1,651	1,545
Accrued restructuring charges	4,384	50
Accrued project costs	4,794	8,212
Other accrued liabilities	1,302	3,038
Related party deferred revenue	6,991	4,578
Deferred revenue	865	500

Total current liabilities	21,226	19,070
Non-current deferred revenue	500	—
Other non-current liabilities	—	103
Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,448,056 and 29,953,394 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	3	3
Additional paid-in capital	423,924	414,953
Accumulated other comprehensive income (loss)	(227)	8,743
Accumulated deficit	(272,096)	(272,582)

Total Maxygen, Inc. stockholders’ equity	151,604	151,117
Non-controlling interest	3,907	4,153

Total stockholders’ equity	155,511	155,270

Total liabilities and stockholders’ equity	$177,237	$174,443

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(unaudited)
Related party revenue	$5,525	$14,264	$13,127	$24,829
Technology and license revenue	—	—	5	511
Grant revenue	1,264	(330)	2,171	—

Total revenues	6,789	13,934	15,303	25,340
Operating expenses:
Research and development	7,418	9,779	14,451	20,583
General and administrative	5,568	2,801	8,453	5,796
Restructuring charge	—	(98)	98	(98)

Total operating expenses	12,986	12,482	23,002	26,281

Income (loss) from operations	(6,197)	1,452	(7,699)	(941)
Interest income and other income, net	328	228	710	195
Net income (loss) before income taxes	(5,869)	1,680	(6,989)	(746)

Income tax benefit	—	297	—	297

Net income (loss)	(5,869)	1,977	(6,989)	(449)
Net income attributable to non-controlling interest	—	467	—	37

Net income (loss) attributable to Maxygen, Inc.	$(5,869)	$1,510	$(6,989)	$(486)

Basic net income (loss) per share attributable to Maxygen, Inc. common stockholders	$(0.15)	$0.05	$(0.18)	$(0.02)
Diluted net income (loss) per share attributable to Maxygen, Inc. common stockholders	$(0.15)	$0.05	$(0.18)	$(0.02)
Shares used in basic net income (loss) per share calculations	38,159	31,091	38,030	31,103
Shares used in diluted net income (loss) per share calculations	38,159	31,302	38,030	31,103

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2009	2010
	(unaudited)
Operating activities
Net income (loss)	$(6,989)	$(449)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	545	485
Loss on disposal of property and equipment	—	8
Non-cash stock compensation	2,584	1,124
Valuation of stock purchase warrants	—	(211)
Deferred income tax benefit	—	(297)
Common stock issued and stock options granted to consultants for services rendered	3	—
Changes in operating assets and liabilities:
Related party receivable	(1,313)	(992)
Accounts receivable and other receivables	567	473
Prepaid expenses and other current assets	224	91
Deposits and other assets	—	(1,353)
Accounts payable	(330)	(92)
Accrued compensation	(128)	(106)
Accrued restructuring charges	(1,012)	(4,334)
Deferred rent	—	176
Accrued project costs	(757)	3,418
Accrued legal	1,368	—
Other accrued liabilities	404	1,661
Related party deferred revenue	(2,251)	(2,413)
Deferred revenue	573	(865)

Net cash used in operating activities	(6,512)	(3,676)

Investing activities
Purchases of available-for-sale securities	(37,700)	(11,975)
Maturities of available-for-sale securities	40,500	35,508
Acquisition of property and equipment	(304)	(428)

Net cash provided by investing activities	2,496	23,105

Financing activities
Sale of subsidiary shares to non-controlling interest	—	200
Proceeds from issuance of common stock	2,691	(649)
Repurchase of common stock	—	(9,434)

Net cash provided by (used in) financing activities	2,691	(9,883)

Net increase (decrease) in cash and cash equivalents	(1,325)	9,546
Cash and cash equivalents at beginning of period	154,883	125,919

Cash and cash equivalents at end of period	$153,558	$135,465

Non-cash investing activities
Valuation of available-for-sale investment in equity securities of related party	$—	$9,307

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of June 30, 2010, and for the three and six months ended June 30, 2009 and 2010, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiaries, Perseid Therapeutics LLC (“Perseid”), Maxygen Holdings LLC and Maxygen Holdings Ltd.

The Company is the primary beneficiary of each of its majority-owned subsidiaries, as determined under applicable accounting standards. In connection with the Company’s joint venture arrangement with Astellas Pharma Inc. (“Astellas”), Astellas acquired a minority interest in Perseid. Amounts pertaining to the ownership interests held by Astellas in the operating results and financial position of Perseid are reported as non-controlling interest. In addition, in May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC, a newly formed majority-owned subsidiary, to a third party for $200,000 in cash and a contingent promissory note. The primary asset of Maxygen Holdings LLC is the stock of Maxygen Holdings Ltd., the Company’s Cayman Islands subsidiary. Amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC are also reported as non-controlling interest. At each reporting date, the Company will reassess whether it is still the primary beneficiary of each of its majority-owned subsidiaries. If the Company determines that it is no longer the primary beneficiary, the Company will deconsolidate such subsidiary and record its interest at the fair market value on the date which it deconsolidates, along with any gain or loss at the time of deconsolidation. The Company would then account for its interest using the equity accounting method.

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

Non-controlling interest at December 31, 2009	$3,907
Net income attributable to non-controlling interest	37
Increase in non-controlling interest for sale of interest of Maxygen Holdings LLC	209

Non-controlling interest at June 30, 2010	$4,153

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2009 and June 30, 2010, the Company’s equity interest in Codexis (not including a warrant to purchase an additional 30,816 shares of Codexis common stock) was approximately 21% and 17%, respectively. Codexis completed an initial public offering (“IPO”) of common stock in April 2010 and as a result, the Company recorded the fair value of that portion of its Codexis common stock holdings that are estimated to qualify for resale within one year within its Condensed Consolidated Balance Sheet as of June 30, 2010. See Notes 4 and 8.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. Collaborative research and development revenue of $5.2 million and technology and license revenue of $279,000 for the three months ended June 30, 2009 have been reclassified to related party revenue. Collaborative research and development revenue of $9.2 million and technology and license revenue of $3.9 million for the six months ended June 30, 2009 also have been reclassified to related party revenue. These reclassifications did not have any effect on net loss, total assets, total liabilities and stockholders’ equity or cash used or provided by operating activities, investing activities or financing activities.

Restructuring Charge

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with the joint venture arrangement with Astellas that resulted in the termination of several employees, including members of the Company’s senior management team. In October 2008, the Company implemented a restructuring plan that resulted in the termination of approximately 30% of its workforce. In November 2007, the Company implemented a restructuring plan that resulted in the cessation of research and development operations at Maxygen ApS.

In connection with these restructuring plans, the Company recorded estimated expenses for severance and outplacement costs and other restructuring costs. Generally, costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated or at the point when the Company ceases to use the leased equipment. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including estimating the salvage value of equipment consistent with abandonment date. In addition, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, the obligation is attributable to employees’ services already rendered and the obligation relates to rights that have vested or accumulated.

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

The Company has previously been awarded grants from various government agencies related to the Company’s vaccines programs. The terms of these grant agreements range from one to five years with various termination dates, the last of which is July 2010 for existing agreements. Revenue related to these grant agreements was recognized as the related research and development expenses were incurred. In January 2010, AltraVax, Inc. (“AltraVax”) acquired substantially all of the Company’s vaccine assets, including the related government grants. See Note 11.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Numerator:
Net income (loss) attributable to Maxygen Inc.	$(5,869)	$1,510	$(6,989)	$(486)

Denominator:
Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share.	38,159	31,091	38,030	31,103
Effect of dilutive securities	—	211	—	—

Weighted-average shares used in computing diluted net income (loss) per share	38,159	31,302	38,030	31,103

Basic net income (loss) per share	$(0.15)	$0.05	$(0.18)	$(0.02)

Diluted net income (loss) per share	$(0.15)	$0.05	$(0.18)	$(0.02)

The weighted average number of shares excluded from the calculations of diluted net income per share was 8,046,937 options and 20,425 shares of restricted stock for the three month period ended June 30, 2010, respectively. The total number of shares excluded from the calculation of diluted loss per share, the inclusion of which would be anti-dilutive since the Company was in a loss position in 2009, was 9,126,000 options and 650,000 restricted stock units at June 30, 2009. The number of shares excluded from the calculations of basic net income (loss) per share for the three and six month periods ended June 30, 2010 was 993,675 shares of restricted stock. No shares were excluded from the calculations of basic net loss per share for the three and six month periods ended June 30, 2009.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis and its related tax effects, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three-month periods ended June 30, 2009 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income (loss)	$(5,869)	$1,977	$(6,989)	$(449)
Changes in unrealized gains on available-for-sale investment in equity securities of related party, net of related tax effects	—	9,010	—	9,010
Changes in unrealized gains (losses) on securities available-for-sale	(27)	(6)	(166)	(40)

Comprehensive income (loss)	(5,896)	10,981	(7,155)	8,521
Comprehensive income (loss) attributable to non-controlling interest	—	467	—	37

Comprehensive income (loss) attributable to Maxygen, Inc.	$(5,896)	$10,514	$(7,155)	$8,484

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The changes in unrealized gains on available-for-sale investment in equity securities of related party of $9.0 million, represents the fair value of approximately 1,312,842 shares of Codexis common stock owned by the Company, less its estimated related tax effect, which represents the portion of the Company’s holdings that are estimated to qualify for resale within one year. The Company recorded the fair value of its investment in Codexis as a result of Codexis’ IPO on April 27, 2010. See Note 4.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2009	June 30, 2010
Unrealized gains on available-for-sale investment in equity securities of related party	$—	$9,307
Tax effects of available-for-sale investment in equity securities of related party	—	(297)
Unrealized gains on available-for-sale securities	26	—
Unrealized losses on available-for-sale securities	(1)	(15)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(227)	$8,743

Recent Accounting Pronouncements

During the six months ended June 30, 2010, the Company adopted the following accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. The Company adopted this new guidance as of the beginning of fiscal year 2010 and the Company has applied such guidance in evaluating whether it is the primary beneficiary of Perseid and its other majority-owned subsidiaries and whether it should continue to consolidate such majority-owned subsidiaries. Based on the Company’s analysis, it has consolidated Perseid and its other majority owned subsidiaries at June 30, 2010.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

For the three and six months ended June 30, 2009 and 2010, stock-based compensation expense was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Research and development	$311	$152	$1,221	$12
General and administrative	666	608	1,208	1,112

Total stock-based compensation expense	$977	$760	$2,429	$1,124

No stock-based compensation costs were capitalized as of June 30, 2009 and 2010. There were no recognized tax benefits during the quarters ended June 30, 2009 and 2010.

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

The weighted average assumptions used in the model are outlined in the following tables:

	Three months ended June 30, 2009(1)	Three months ended June 30, 2010
Expected dividend yield	—	0.0%
Risk-free interest rate—Options	—	2.96%
Expected life—Options	—	6.26 years
Expected volatility—Options	—	58.64%

	Six months ended June 30, 2009(1)	Six months ended June 30, 2010(2)
Expected dividend yield	0.0%	0%
Risk-free interest rate—Options	—	2.96%
Risk-free interest rate range—ESPP	1.49% to 42.38%	—
Expected life—Options	—	6.26 years
Expected life—ESPP	0.41 to 0.99 years	—
Expected volatility—Options	—	58.64%
Expected volatility—ESPP	53.81% to 112.67%	—

(1)	There were no options granted to employees during the three and six months ended June 30, 2009.
(2)	Purchases of the Company’s common stock under the Company’s ESPP plan were suspended in September 2009.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new option grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. For awards to employees and members of the Company’s board of directors in 2010, the expected life of the stock options was calculated under the shortcut method as permitted under applicable SEC accounting guidance.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the joint venture arrangement with Astellas, certain of these restricted stock units became fully vested during 2009. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three months ended June 30, 2010 and 2009, the Company recognized $0 and $296,000 in stock-based compensation expenses related to these restricted stock unit awards. For the six months ended June 30, 2010 and 2009, the Company recognized a credit to stock-based compensation of $392,000 and stock-based compensation expenses of $1.3 million related to these restricted stock unit awards, respectively. The credit recognized in the first quarter of 2010 resulted from the forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate for terminated employees. At June 30, 2010, there was no unrecognized compensation cost related to these awards.

Restricted Stock

The Company has granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors. An exercise price and monetary payment were not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. All of the restricted stock awards vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In September 2009, the Company granted restricted stock awards representing an aggregate of 933,250 shares of Company common stock. In April 2010, the Company granted restricted stock awards representing an aggregate of 60,425 shares of Company common stock. For the three and six months ended June 30, 2010, the Company recognized approximately $396,000 and $771,000 in stock-based compensation expenses related to these restricted stock awards. There was no such expense for the three and six months ended June 30, 2009. At June 30, 2010, the unrecognized compensation cost related to all restricted stock awards was approximately $5.3 million, which is expected to be recognized on a straight-line basis over the requisite service periods of the awards.

Contingent Performance Units

The Company has granted contingent performance units (“CPUs”) under the 2006 Plan to holders of options to purchase Company common stock. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, or (iii) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from potential future dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any potential future dividends or distributions to the Company’s stockholders. Accordingly, the CPUs will only have value should the Company make such a dividend payment or distribution. The earned value of any CPU will generally be settled in shares of common stock of the Company. All unvested CPUs remaining following the Settlement Date will expire immediately. Because the payout of the CPU awards is not yet probable and estimable, the Company did not recognize any expense in 2009 or for the three and six months ended June 30, 2010 related to these awards. Also see Note 6.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Profits Interest Units

Perseid has granted profits interest units (“PIUs”) under the Perseid 2009 Equity Incentive Plan to employees of the Company and Perseid. As of June 30, 2010, Perseid had granted a total of approximately 13.0 million PIUs. A PIU is a special type of limited liability company common unit that allows the recipient to participate in any future increase in the value of Perseid. The PIUs are intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43. Subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting, the PIUs will vest over four years. The potential value of a PIU, to the extent vested, will be equal to the deemed value of a Perseid common unit at the time of a liquidity event, such as a buy-out of the Company’s equity interest in Perseid by Astellas or the sale of Perseid to another company, less the deemed value of a common unit at the time the PIU was granted. Because the value of the PIU awards cannot be reasonably estimated until the time of a liquidity event of Perseid, the Company did not recognize any expense in 2009 or for the three and six months ended June 30, 2010 related to these awards. Also see Note 6.

2. Cash Equivalents and Investments

Management determines the appropriate classification of debt securities as current or non-current at the time of purchase and reevaluates such designation for new purchases as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The Company’s cash equivalents and investments as of June 30, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$135,465	$—	$—	$135,465
Corporate bonds	10,053	—	(15)	10,038
Available-for-sale investment in equity securities of related party	—	9,307	—	9,307

Total	145,518	9,307	(15)	154,810
Less amounts classified as cash equivalents	(135,465)	—	—	(135,465)

Total investments	$10,053	$9,307	$(15)	$19,345

The Company’s cash equivalents and investments as of December 31, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$125,919	$—	$—	$125,919
U.S. government agency securities	33,586	26	(1)	33,611

Total	159,505	26	(1)	159,530
Less amounts classified as cash equivalents	(125,919)	—	—	(125,919)

Total investments	$33,586	$26	$(1)	$33,611

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Realized gains or losses on sale of available-for-sale securities prior to maturity for the three and six-month periods ended June 30, 2009 and 2010 were insignificant. The net change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $27,000 and $166,000 for the three and six months ended June 30, 2009 and unrealized gains of $9.3 million for each of the three and six months ended June 30, 2010. The unrealized gains for both the three and six month periods ended June 30, 2010 included the unrealized gain on the available-for-sale investment in equity securities of related party of $9.3 million. The Company intends to hold the non-equity securities until maturity and therefore does not believe the current unrealized losses of $15,000 on its non-equity securities are other than temporary. The securities aggregated in the table above have not been in a continuous unrealized loss position for greater than twelve months. At June 30, 2010, all investments had a contractual maturity of less than one year.

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

Pursuant to the joint venture agreement, the Company contributed substantially all of its programs and technology assets in protein pharmaceuticals, including the Company’s MAXY-4 co-development and commercialization agreement with Astellas (but excluding its MAXY-G34 program), in exchange for an ownership interest in Perseid. At the closing, each of the Company and Astellas also invested $10.0 million of cash in Perseid. As a result of these contributions and investments, the Company has an ownership interest in Perseid of approximately 83.3% and Astellas has the remaining ownership interest of approximately 16.7%. Astellas has been granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increase each quarter from the current option price of $65.0 million (through September 18, 2010) to $123.0 million over the term of the buy-out option, which expires on September 18, 2012 (the third anniversary of the closing).

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

As a result of this transaction, substantially all of the Company’s protein therapeutics business and research and development operations is now operated through Perseid. The Company includes the results of Perseid in its consolidated financial statements, with the minority interest of Astellas in Perseid reflected in the Company’s Consolidated Balance Sheet as a non-controlling interest. However, the Company is not obligated to fund the operations or other capital requirements of Perseid. See Note 1.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Codexis, Inc.

The Company owns 5,957,108 shares of Codexis common stock, representing approximately 17% of Codexis’ outstanding common stock, and holds a warrant to purchase an additional 30,816 shares of Codexis common stock. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. On April 27, 2010, Codexis completed an IPO of 6.0 million shares of common stock. The Company is also party to a license agreement with Codexis pursuant to which the Company granted to Codexis certain exclusive rights to its MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. The Company is not obligated to fund the operations or other capital requirements of Codexis.

Valuation of Codexis Shares

The shares of Codexis common stock owned by the Company are subject to a lock-up agreement with the underwriters of the public offering that prevents the sale or other disposition of such shares for up to 180 days after the offering, subject to extension under certain circumstances. After expiration of the lock-up, these shares will be tradeable subject to the volume limitations and other conditions of Rule 144 of the Securities Act of 1933.

Due to the restrictions imposed by Codexis and the additional limitations and conditions set forth in Rule 144, a significant number of the shares of Codexis common stock held by the Company may not be saleable within the next year. As such, the Company estimated that, at June 30, 2010, 1,312,842 shares of Codexis common stock would not be restricted but saleable within one year from June 30, 2010. This estimate was based on the applicable volume limitations imposed by Rule 144. The Company valued these shares at $8.76 per share, the closing price of the Codexis common stock as quoted by the Nasdaq Global Stock Market on such date, less a 19% discount to account for the restrictions imposed by the existing lock-up agreement and the volume limitations imposed by Rule 144.

Accordingly, as a result of the Codexis IPO, the Company has recognized a fair value of $9.3 million for these shares in its Condensed Consolidated Balance Sheet, with a corresponding credit to other comprehensive income (loss). This fair value of $9.3 million is reflected as an available-for-sale investment in equity securities of related party under the Level 2 heading in the fair value table presented in Note 8. The 19% discount was determined based on estimates of the value of various put contracts over the restriction period. The remaining 4,644,266 shares, which are subject to a restriction beyond one year, were not recorded in the financial statements, but were valued at $32.9 million as a cost-method investment at June 30, 2010 using Codexis’ closing stock price of $8.76, less the 19% discount discussed above.

The tax benefit of $297,000 recorded in the quarter primarily relates to net operating losses that the Company concluded are realizable based on its estimate of future taxable income resulting from future potential dispositions of the Company’s shares of Codexis common stock that are estimated to qualify for resale within one year.

Also as a result of the Codexis IPO, the Company’s warrant to purchase preferred stock was converted to a warrant to purchase 30,816 shares of common stock. The warrant expires on May 25, 2013, has an exercise price of $5.96 and is exercisable immediately. As the warrant met the definition of a derivative upon the Codexis IPO, a value of $211,000 was recorded for the warrant within other current assets on the Company’s Condensed Consolidated Balance Sheet with a corresponding credit recorded to interest income and other income, net on the Company’s Condensed Consolidated Statement of Operations in the three month period ended June 30, 2010. This fair value of $211,000 is reflected as a stock purchase warrant under the Level 2 heading in the fair value table presented in Note 8. The value of the warrant was determined using the Black-Scholes Merton model utilizing the following assumptions: expected volatility of 129%, an expected dividend yield of 0%, a risk-free interest rate of 1%, and an expected term of 2.9 years.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

License Agreement

In connection with the formation of Codexis, the Company entered into a license agreement with Codexis pursuant to which the Company granted to Codexis certain exclusive rights to its MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. In December 2006, the Company expanded the scope of these exclusive licenses for certain applications relating to energy, including biofuels. Under the license agreement, as amended, the Company is entitled to receive 20% of all consideration received by Codexis from a third party licensee in the form of (1) up-front option and/or license fees, (2) FTE funding for biofuels research (in excess of a specified base rate), (3) milestone payments, (4) payments from the sale of its equity securities (in excess of a specified price per share) and (5) payments in connection with the commercialization of energy products made with a biocatalyst developed using the licensed technology. If Codexis directly commercializes an energy product that is made using any biocatalyst developed from the licensed technology, the Company is eligible for a 2% royalty on any net sales by Codexis of the energy product. In November 2006, Codexis entered into a collaboration agreement with Shell Oil Products US to explore enhanced methods of converting biomass to biofuels and, in November 2007, Codexis entered into an expanded collaboration agreement with Royal Dutch Shell plc. The Company recognized approximately $510,000 and $1.8 million, respectively, for the three and six months ended June 30, 2010 and $279,000 and $3.9 million for the comparable periods in 2009 under this license agreement.

5. Litigation

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

On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases were related before the Honorable James L. Robart, who dismissed the actions by order dated March 12, 2009. Plaintiff filed notice of appeals with respect to these dismissals (including the dismissal of the action involving the Company). Briefing of the appeals has concluded, but the Court of Appeals has not scheduled argument. As the Simmonds action seeks no relief against the Company, the Company does not believe that these claims, even if reinstated on appeal and successfully prosecuted thereafter, will have a material effect on its business.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

6. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2015. The facility leases were originally scheduled to expire in 2010, but were amended in February 2010 and now expire in 2015 and include scheduled rent increases that will be recognized on a straight-line basis over the term of the leases. The material contracts expire on various dates through 2013.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following are contractual commitments as of June 30, 2010 associated with lease obligations and purchase obligations (in thousands):

Year ending December 31,
2010	$5,313
2011	3,162
Thereafter	3,448

Total commitments	$11,923

Total rent expense for the three and six months ended June 30, 2010 was $214,000 and $502,000, respectively, and was $309,000 and $597,000 for the comparable periods in 2009.

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

7. Related Party Transactions

Astellas

The Company and Perseid are parties to various agreements with Astellas and/or its affiliates. On June 30, 2009, the Company entered into a joint venture agreement with Astellas relating to the establishment of Perseid. Perseid began operation upon consummation of the transactions contemplated by the joint venture agreement on September 18, 2009. The arrangements with Astellas are discussed more fully in Note 3.

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was most recently amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 and $300,000 for the three and six month periods ended June 30, 2010, and approximately $72,000 and $145,000 for the same periods in 2009.

Codexis

The Company is party to a license agreement with Codexis under which the Company has granted to Codexis certain exclusive rights to its MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications and is entitled to receive a portion of certain consideration received by Codexis in connection with the use of the licensed rights. The Company recognized approximately $510,000 and $1.8 million, respectively, for the three and six months ended June 30, 2010 and $279,000 and $3.9 million for the comparable periods in 2009 under this license agreement, including $3.2 million recognized by the Company in the first quarter of 2009 in connection with the purchase of Codexis preferred stock by Royal Dutch Shell. The payments from Codexis are included in related party revenue in the Condensed Consolidated Statements of Operations. The license agreement with Codexis is discussed more fully in Note 4.

8. Fair Value

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following tables represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$135,465	$135,465	$—	$—
Stock purchase warrant	211	—	211	—
Available-for-sale investment in equity securities of related party	9,307	—	9,307	—
Corporate bonds	10,038	—	10,038	—

Total	$155,021	$135,465	$19,556	$—

Liabilities:
Forward exchange contracts	$159	$—	$159	$—

	As of December 31, 2009
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,919	$125,919	$—	$—
U.S. government agency securities Corporate Bonds	33,611	—	33,611	—

Total	$159,530	$125,919	$33,611	$—

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company owns 5,957,108 shares of Codexis common stock and holds a warrant to purchase an additional 30,816 shares of Codexis common stock. As a result of the IPO of Codexis in April 2010, the Company recorded fair value of $9.3 million for 1,312,842 shares of Codexis common stock, which represents the portion of the Company’s holdings that are estimated to qualify for resale within one year. This fair value of $9.3 million is reflected as an available-for-sale investment in equity securities of related party in the table above under the Level 2 heading. The Company historically accounted for its investment in Codexis under the equity method of accounting but as a result of the Codexis IPO, all shares not saleable within the next year are now accounted for as a cost method investment, with a carrying value of zero. The fair value of such shares at June 30, 2010, which is not recorded in the financial statements, is $32.9 million, and was determined using the Codexis closing stock price on June 30, 2010 of $8.76, less a 19% discount. Additionally, the Company recorded the fair value of the warrant in the three months ended June 30, 2010 within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. This fair value of $211,000 is reflected as a stock purchase warrant in the table above under the Level 2 heading. The value of such assets is discussed more fully in Note 4.

At June 30, 2010, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $1.0 million. The fair value of the contracts of $159,000 is reported as a financial liability in the table above under the Level 2 heading. The Company did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2009, nor any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of June 30, 2010 or December 31, 2009.

The Company’s financial assets classified as Level 2 currently consist of corporate bonds, U.S. government agency securities, a stock purchase warrant, an available-for-sale investment in equity securities of related party and forward exchange contracts. The fair values of the securities contained in the corporate bond and U.S. government agency security asset classes are determined by a third-party valuation service. For these asset classes, the third-party valuation service typically uses a market-based valuation approach utilizing risk-free interest rates as approximated by the current treasury yield curve, dealer and active market-maker quotations for benchmark or similar securities, credit ratings and other observable market data. The fair value of the securities contained in the remaining asset classes classified as Level 2 are determined based on a number of observable inputs, including quoted stock prices, recent stock trading volumes, risk-free interest rates and historical stock price volatilities. The Company’s financial liabilities classified as Level 2 currently consist of forward exchange contracts. The fair value of these derivatives is determined by a third-party valuation service using a market-based valuation approach.

9. Restructuring Charges

2009 U.S. Restructuring

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with the Company’s joint venture arrangement with Astellas that resulted in the termination of several employees, including members of the Company’s senior management team. Under change of control agreements the Company entered into with each terminated executive officer, each executive was entitled to receive a lump sum severance payment equal to three times his base salary. In addition, the vesting schedule of each of the executive’s outstanding equity awards was accelerated in full as of the date of termination and the post-termination exercise period of the executive’s outstanding stock options and other awards was automatically extended to their full original term; provided that shares underlying restricted stock units were delivered to the executive at such later time as specified in the change of control agreements. Under these agreements, subject to certain limitations, the Company is also required to pay all of the costs for each terminated executive’s continued group health, dental and vision coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), while the executive remains entitled to coverage under COBRA. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $16.0 million in 2009, which includes $11.4 million of non-cash stock-based compensation. Expenses related to the acceleration of these executive’s equity awards were recognized as general and administrative expense in the third quarter of 2009. The majority of the severance and one-time termination benefits have been paid as of June 30, 2010.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2007 Denmark Restructuring

In November 2007, the Company implemented a restructuring plan that resulted in the cessation of research and development operations at Maxygen ApS and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008. The Company reversed the remaining balance of $98,000 related to this restructuring in the three month period ended June 30, 2010.

The activity in the restructuring accrual for the six months ended June 30, 2010 related to the actions described above was as follows (in thousands):

					As of June 30, 2010
	Balance at December 31, 2009	Charges during fiscal year 2010	Non-cash charges	Cash payments during 2010	Balance at June 30, 2010	Total Costs to Date	Total Expected Costs
2009 U.S. Restructuring
Employee severance and other benefits charges	$4,282	$—	$—	$(4,232)	$50	$15,866	$15,866
2008 U.S. Restructuring
Employee severance and other benefits charges	4	—	—	(4)	—	1,184	1,184
2007 Denmark Restructuring
Employee severance and other benefits charges	98	(98)	—	—	—	5,286	5,286
Contract termination and other associated costs	—	—	—	—	—	725	725

	$4,384	$(98)	$—	$(4,236)	$50	$23,061	$23,061

10. Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company in some instances has entered into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on payments to certain vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. The Company recognized no foreign exchange gains or losses from hedge contracts during the six months ended June 30, 2009 and had no foreign currency contracts outstanding at June 30, 2009. At June 30, 2010, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $1.0 million. The Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income (expense), net in the period of change. During the three and six months ended June 30, 2010, the Company recorded an expense of $61,000 and $159,000, respectively, for the change in fair value of its forward exchange contracts. The fair value of these contracts of $159,000 at June 30, 2010 is recorded as a component within other accrued liabilities.

The Company also owns a warrant to purchase common stock of Codexis, which is currently accounted for as a derivative. The fair value of this financial instrument is discussed in Note 4.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Sale of Vaccines Assets

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

The Company recorded grant revenue of $1.3 million and $2.2 million in the three and six month periods ended June 30, 2009, respectively. The Company recorded no grant revenue in the six month period ended June 30, 2010 and a reversal of $330,000 in grant revenue for the three month period ended June 30, 2010. The $330,000 of grant revenue was initially recognized as revenue in the three months ended March 31, 2010. The transfer of the Company’s grants to AltraVax was subject to confirmation by the appropriate government agencies, which included the National Institute of Health, or NIH, and the Department of Defense, or DOD. The transfer of the NIH grants to AltraVax was confirmed by the NIH in the first quarter of 2010 with an effective date of January 1, 2010 and no further revenue was recognized under these grants for the 2010 periods. The transfer of the DOD grants to AltraVax was confirmed by the DOD in the second quarter of 2010 with an effective date of January 1, 2010.

12. Repurchases of Common Stock

On May 27, 2010, the Company announced a stock repurchase program under which the Company may purchase up to $10.0 million of its common stock through December 31, 2010. As of June 30, 2010, the Company had repurchased 246,789 shares of its common stock under this program at an aggregate cost of approximately $1.4 million. This is in addition to the 1,433,361 shares of common stock the Company repurchased in March 2010 from entities affiliated with GlaxoSmithKline plc and the 7,345,103 shares of common stock the Company repurchased in December 2009 pursuant to a modified “Dutch auction” tender offer.

13. Subsequent Events

In May 2009, the Company entered into an option and license agreement with Cangene Corporation (“Cangene”) pursuant to which the Company granted Cangene options to obtain certain licenses to intellectual property rights associated with the Company’s MAXY-G34 program to fulfill potential future government contracts related to the development, manufacture and procurement of MAXY-G34 for the treatment or prevention of neutropenia associated with acute radiation syndrome (“ARS”). In July 2010, the applicable government agency eliminated Cangene from consideration for the government contract and, as a result, the option and license agreement has been terminated.

The Company received a non-refundable option fee from Cangene of $500,000 upon execution of the agreement and was eligible to receive additional payments from Cangene, including licensing fees and a specified percentage of net contract revenue received by Cangene under any applicable government contracts. The option fee was recorded as deferred revenue at June 30, 2010. As a result of the termination of the agreement, it is expected that the Company will recognize the option fee in full in the third quarter of 2010.

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

We operate substantially all of our research and development operations through Perseid Therapeutics LLC, or Perseid, a majority-owned subsidiary established in September 2009 in connection with a joint venture arrangement with Astellas Pharma Inc., or Astellas. Perseid is focused on the discovery, research and development of multiple protein pharmaceutical programs, including CTLA-4 Ig product candidates (designated as our MAXY-4 program) that are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis, and transplant rejection.

The consummation of the joint venture transaction with Astellas in September 2009 largely completed a multi-year strategic process to position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. In addition to our majority ownership of Perseid, we continue to retain a number of significant assets, including approximately $145.5 million in cash, cash equivalents and marketable securities as of June 30, 2010 (including $22.4 million held by Perseid as of such date); our MAXY-G34 program; approximately 17% of the total shares of the common stock of Codexis, Inc., or Codexis, and a revenue stream from Maxygen’s biofuels license to Codexis; a potential $30.0 million milestone payment from Bayer HealthCare LLC, or Bayer; and our MolecularBreeding™ platform and intellectual property portfolio (including certain additional fields of application of the technology platform not yet licensed). Over the next several years, our focus will be to manage these arrangements to maximize the return to our stockholders.

In July 2010, our option and licensing arrangement with Cangene Corporation, or Cangene, expired as a result of the decision by the Biomedical Advanced Research and Development Authority (BARDA), an agency within the U.S. Department of Health and Human Services, to eliminate Cangene from the competitive range with respect to its bid on a contract for developing a treatment for acute radiation syndrome, or ARS. Under the agreement, which the parties entered into in May 2009, we had granted Cangene an option to obtain an exclusive license to our proprietary MAXY-G34 protein therapeutic for use in treating ARS. If Cangene had been awarded the government development contract and exercised the option, we would have been eligible to receive additional payments from Cangene, including licensing fees and a specified percentage of any net contract revenues recognized by Cangene under the government contract. As a result of the expiration, we are no longer eligible for any further payments under the agreement. We continue to retain all rights to MAXY-G34 for commercial development of all therapeutic areas, including all rights for chemotherapy-induced neutropenia and ARS indications, however, the prospects for commercializing or realizing any value from our MAXY-G34 product candidate remain highly uncertain.

To date, we have generated revenues from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Our total revenues were $13.9 million and $25.3 million in the three and six months ended June 30, 2010 and $6.8 million and $15.3 million in the comparable periods in 2009. Revenues for the 2010 and 2009 periods primarily consisted of related party revenues recognized by Perseid under its two collaboration agreements with Astellas; one for the co-development and commercialization of the MAXY-4 product candidates and one for the discovery, research and preclinical development of certain protein therapeutics other than MAXY-4.

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and contract research expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $9.8 million and $20.6 million in the three and six months ended June 30, 2010 and $7.4 million and $14.5 million in the 2009 periods.

We have incurred significant operating losses from continuing operations since our inception. As of June 30, 2010, our accumulated deficit was $272.6 million.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiaries, Perseid Therapeutics LLC, Maxygen Holdings LLC and Maxygen Holdings Ltd.

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

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of fiscal year 2010 and have applied such guidance in evaluating whether we should continue to consolidate Perseid and our other majority-owned subsidiaries. Determining the primary beneficiary requires significant judgment on the part of our management and is based on an analysis of all relevant facts and circumstances, including, but not limited to:

•	our ability to direct the activities that most significantly affect the entity’s economic performance;

•	whether we have an obligation to absorb losses or rights to receive benefits from the entity that could potentially be significant to the variable interest entity.

Based on our analysis, applying the guidance above, we have determined that we are still the primary beneficiary of Perseid and our other majority-owned subsidiaries and will continue to consolidate such subsidiaries. At each reporting date, we will reassess whether we are still the primary beneficiary of each majority-owned subsidiary. If we determine that we are no longer the primary beneficiary, we will deconsolidate such subsidiary and record our interest at its fair market value at the date on which we deconsolidate. We would then account for our interest using the equity accounting method.

Fair Value Measurements

We record a number of assets and liabilities in our Condensed Consolidated Balance Sheet at fair value on a recurring basis, including, but not limited to, an available-for-sale investment in equity securities of related party, a stock purchase warrant, corporate bonds and forward exchange contracts. While the fair value of these assets and liabilities is determined through the use of observable market inputs, the fair value of certain of these assets and liabilities cannot be determined solely based on quoted market prices. Instead, the fair value of these assets and liabilities is determined through the use of the Black-Scholes Merton model, which utilizes, among other observable assumptions, estimates of future stock price volatility based on historical stock price volatility. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to management’s judgment.

In addition, due to the high degree of judgment involved in our estimation techniques, any value actually derived from any disposition or settlement of such asset or liability may differ materially from the fair value of the asset or liability recorded in our Condensed Consolidated Balance Sheet.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Our total revenues in the three and six months ended June 30, 2010 were $13.9 million and $25.3 million, compared to $6.8 million and $15.3 million in the same periods in 2009. The increase in total revenue for the three and six month periods was primarily as a result of an increase in related party revenues received under Perseid’s collaboration agreements with Astellas.

Related party revenue was $14.3 million and $24.8 million in the three and six months ended June 30, 2010, compared to $5.5 million and $13.1 million in the same periods in 2009. Related party revenue primarily consists of revenues received under Perseid’s collaboration agreements with Astellas and revenues received by Maxygen under its licensing arrangement with Codexis. The increase in related party revenue in the three and six months ended June 30, 2010 was primarily due to an increase in revenue under Perseid’s collaboration agreements with Astellas. The increase in related party revenue in the six months ended June 30, 2010 was partially offset by a $2.1 million decrease in revenue recognized under our license agreement with Codexis. Both the three and six month periods ended June 30, 2010 included $5.0 million in revenue recognized as a result of the achievement of a preclinical milestone under Perseid’s collaboration with Astellas.

There was no technology and license revenue in the three month periods ended June 30, 2010 and 2009. Technology and license revenue was $511,000 for the six months ended June 30, 2010 and $5,000 for the comparable period in 2009. Technology and license revenue for the 2010 period consisted primarily of the initial $500,000 payment we received from AltraVax, Inc., or AltraVax, in January 2010 in connection with its acquisition of substantially all of our vaccines assets, including the related government grants. Technology and license revenue in the 2009 period consisted primarily of certain miscellaneous licensing fees received from third parties.

For the three months ended June 30, 2010, revenue from government research grants consisted of a reversal of $330,000 of revenue that was initially recognized as revenue in the first quarter of 2010. In January 2010, we consummated a transaction with AltraVax for the sale of our vaccine assets, including the related government grants. The transfer of these grants was subject to confirmation by the appropriate government agencies, which included the National Institute of Health, or NIH, and the Department of Defense, or DOD. The transfer of the NIH grants to AltraVax was confirmed by the NIH in the first quarter of 2010 with an effective date of January 1, 2010 and no further revenue was recognized under these grants for the 2010 periods. The transfer of the DOD grants to AltraVax was confirmed by the DOD in the second quarter of 2010 with an effective date of January 1, 2010. As a result, we recorded a reversal of $330,000 of revenue under the DOD grants in the second quarter of 2010, which was previously recognized as revenue in the first quarter of 2010. There was no revenue from government research grants in the six months ended June 30, 2010. For the three and six-month periods ended June 30, 2009, revenue from government research grants was $1.3 million and $2.2 million. These grants will not be a source of revenue for us going forward.

We recognized no collaborative research and development revenue during the three and six months ended June 30, 2010 and 2009. As a result of the consummation of the joint venture arrangement with Astellas on September 18, 2009, $5.2 million and $9.2 million of revenue previously reported as collaborative research and development revenue during the three and six months ended June 30, 2009 has been reclassified as related party revenue.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and contract research expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $9.8 million and $20.6 million in the three and six months ended June 30, 2010, compared to $7.4 million and $14.5 million in the same periods in 2009. The increase in our research and development expenses for the three and six month periods was primarily due to increased external collaborative research costs on the MAXY-4 program, partially offset by reduced salaries, benefits, stock compensation and other operating expenses resulting from a reduction in headcount completed in April 2009 and the termination of a senior R&D officer on October 31, 2009.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Collaborative projects funded by related parties(1)	$3,842	$7,670	$6,915	$16,023
Government grants	1,305	(285)	2,348	—
Internal projects(2)	2,271	2,394	5,188	4,560

Total	$7,418	$9,779	$14,451	$20,583

(1)	Research and development expenses related to collaborative projects funded by related parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
(2)	Research and development expenses in the category “Internal projects” for the 2010 periods primarily consist of Perseid’s funding of the MAXY-4 program and other projects under its collaboration with Astellas.

Our product development programs are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impractical to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009, including in the section of that report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost in any particular case.

We expect our research and development expenses to increase somewhat in the future based on Perseid’s preclinical development of the MAXY-4 product candidates and other preclinical product candidates, the cost of which Perseid will share with Astellas under the collaboration agreement between the parties.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $2.8 million and $5.8 million in the three and six months ended June 30, 2010, compared to $5.6 million and $8.5 million in the comparable periods in 2009. The decrease in general and administrative expenses was primarily due to decreases for legal and financial advisory services that were incurred in the consummation of certain strategic transactions in the 2009 period. In addition there were additional decreases in salaries and benefits resulting from a reduction in headcount completed in April 2009 and the termination of two executive officers as of September 30, 2009.

Our general and administrative expenses during 2010 should be less when compared to 2009, depending on, among other things, the levels of share-based payments granted in 2010, the use of external consultants and market analysis, and expenditures for legal and accounting services.

Restructuring Charges

As part of the closure of our Danish operations in 2007, we recorded an additional $98,000 charge for severance and benefits in the three months ended March 31, 2009. We have subsequently determined that this amount will not be paid and have therefore reversed the $98,000 in the three months ended June 30, 2010. We completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We completed the activities related to the 2008 U.S. restructuring plan in April 2009 and do not expect to record any additional restructuring expenses related to this restructuring. In connection with our 2009 U.S. restructuring, the majority of severance and one-time termination benefits were paid out during the first half of 2010 and we do not expect to record any additional restructuring expenses. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Interest Income and Other Income, Net

Interest income and other income, net, represents income earned on our cash, cash equivalents and marketable securities, foreign currency gains or losses, gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income, net are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Interest income	$276	$151	$717	$229
Gain (loss) on warrant valuation	—	211	—	211
Foreign exchange gains (losses)	52	(140)	2	(241)
Gains (losses) on disposal of equipment and interest expense	—	6	(9)	(4)

Total interest income and other income, net	$328	$228	$710	$195

The decrease in interest income and other income (expense), net from the 2009 periods to the 2010 periods was due to lower interest income resulting from significantly lower interest rates. The gain on warrant valuation reflects the recognition of the fair market value of the warrant held by the Company to purchase 30,816 shares of Codexis common stock. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit

During the three and six month periods ended June 30, 2010, we recorded a $297,000 tax benefit associated with the recognition of the fair value of our ownership of Codexis common stock. This tax benefit relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from potential dispositions of our shares of Codexis common stock that are estimated to qualify for resale within one year. The final determination of the amount taxable to us will be assessed upon the actual disposition, if any, of the Codexis common stock we hold.

Recent Accounting Pronouncements

During the six months ended June 30, 2010, we adopted the following accounting standards:

In June 2009, the FASB issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of fiscal year 2010 and we have applied such guidance in evaluating whether we are the primary beneficiary of Perseid and our other majority owned subsidiaries and whether we should continue to consolidate such majority-owned subsidiaries. Based on our analysis, we have consolidated Perseid at June 30, 2010.

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

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In September 2009, as a result of the consummation of the joint venture agreement between us and Astellas, we received $10.0 million from Astellas for its investment in Perseid. In May 2009, we received a non-refundable option fee of $500,000 from Cangene for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of ARS, however, our option and license agreement with Cangene expired in July 2010 and we are not eligible for any future payments under this agreement. In July 2008, we recognized $90.6 million in revenue from Bayer in connection with the sale of our hematology assets and the grant of certain license rights to our MolecularBreeding™ technology platform, which included an up-front cash payment of $90.0 million. In September 2008, we received an upfront fee of $10.0 million from Astellas under our co-development and commercialization agreement with Astellas for our MAXY-4 product candidates. In December 2009, we completed the repurchase of approximately 18.5% of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million. In March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million and, from June 1 through June 30, 2010, we repurchased an additional 246,789 shares of our common stock in accordance with a stock repurchase program for a total cost of approximately $1.4 million. As of June 30, 2010, we had $145.5 million in cash, cash equivalents and marketable securities on a consolidated basis. Of this amount, $22.4 million is held by Perseid and may only be used for Perseid’s operations.

We are not obligated to fund the operations or other capital requirements of Perseid. Astellas and Perseid are parties to agreements that require Astellas to fund or share certain expenses relating to the research and development activities of Perseid. Under a collaboration agreement between Astellas and Perseid, Astellas will fund substantially all of the costs, estimated at up to $30.0 million over the three-year option term and subject to certain limitations, related to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). The ongoing development costs for the MAXY-4 program will be shared by Astellas and Perseid in accordance with the existing terms of the MAXY-4 collaboration agreement. Under certain circumstances, an Astellas subsidiary also will be required to provide Perseid with up to 18 months of transition funding in the form of revolving loans of up to $20.0 million on pre-agreed terms. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net cash used in operating activities was $6.5 million in the six months ended June 30, 2009, compared to $3.7 million in the comparable period in 2010. Cash used in the 2010 period consisted primarily of severance payments made in connection with our 2009 restructuring, a reduction in deferred revenue and an increase in deposits and other current assets relating to increased security deposits under our lease agreements and a contingent payment under a licensing arrangement. These uses of cash were partially offset by net income, as adjusted to exclude certain non-cash items. Cash used in the 2009 period consisted primarily of net loss, as adjusted to exclude certain non-cash items, severance payments made in connection with our 2009 restructuring and a reduction in deferred revenue.

Net cash provided by investing activities was $23.1 million in the six months ended June 30, 2010, compared to $2.5 million in the same period in 2009. The cash provided during the 2010 and 2009 periods was related to maturities of available-for-sale securities in excess of purchases. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash used in financing activities was $9.9 million in the six months ended June 30, 2010, compared with $2.7 million provided by financing activities in the comparable period in 2009. The cash used during 2010 was primarily due to $9.4 million used to repurchase company common stock and to a lesser extent, the settlement, through company stock, of employee tax obligations in connection with the delivery of stock issued under restricted stock units held by our former executives. The cash provided during the 2009 period relates to proceeds from the sale of common stock in connection with the exercise of stock options by employees.

The following are contractual commitments as of June 30, 2010 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$4,237	$426	$2,698	$1,113	$—
Purchase obligations	7,686	4,887	2,799	—	—

Total	$11,923	$5,313	$5,497	$1,113	$—

We are eligible to receive up to $53.0 million in potential milestone and event based payments, including up to $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program, and up to $23.0 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our existing license agreement relating to the development of a vaccine for the dengue virus. Under our joint venture arrangement with Astellas, Astellas has an option to acquire all of our ownership interest in Perseid at specified exercise prices that increase each quarter from the current option price of $65.0 million (through September 18, 2010) to $123.0 million over the term of the option, which expires on September 18, 2012 (the third anniversary of the closing). In addition, Perseid is eligible to receive potential milestone and event based payments from Astellas based on the achievement of certain events related to the development and commercialization of the MAXY-4 program. In January 2010 and July 2010, Perseid received milestone payments of $5.0 million each under this agreement. However, there can be no assurances that either we or Perseid will receive any future milestone, event based payments or other proceeds under any of these agreements. In addition, any payments related to milestones achieved under the co-development and commercialization agreement between Perseid and Astellas for the MAXY-4 program would be paid to Perseid and, as a result, such funds would not be directly available to Maxygen.

In April 2010, Codexis completed an initial public offering of 6.0 million shares of common stock. We own 5,957,108 shares of Codexis common stock, representing approximately 17% of the total shares of Codexis common stock outstanding, and a warrant to purchase an additional 30,816 shares of Codexis common stock. The shares of Codexis common stock owned by us are subject to a lock-up agreement with the underwriters of the public offering that prevents the sale or other disposition of such shares for up to 180 days after the offering, subject to extension under certain circumstances. After expiration of the lock-up, these shares will be tradeable subject to the volume limitations and other conditions of Rule 144 of the Securities Act of 1933.

We believe that our current cash, cash equivalents and short-term investments, together with funding expected to be received from collaborators and licensors, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended June 30, 2010. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The information set forth above under Note 5 contained in the unaudited Condensed Consolidated Financial Statements in Part I – Item 1 of this report is incorporated herein by reference.

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

We own approximately 6.0 million shares of the common stock of Codexis, Inc., which completed an initial public offering of its common stock in April 2010 and now trades on the Nasdaq Global Market under the symbol “CDXS.” We no longer have a representative on the Codexis board of directors, exert no influence or control over the management of Codexis and have limited insight into the affairs of Codexis other than as a stockholder and licensor of certain intellectual property rights. As a publicly traded company, the market value of the Codexis common stock may fluctuate due to market conditions and other conditions over which we have no control. Any other than a temporary decrease in the Codexis stock price would decrease the value of our investment. In addition, because we hold a significant portion of the outstanding common stock of Codexis, any fluctuation or decrease in the Codexis stock price or any announcements or events related to Codexis may cause an unrelated or disproportionate fluctuation or decrease in our stock price, regardless of our operating performance.

        In addition, our shares of Codexis common stock are currently subject to certain lockup restrictions and therefore are not freely tradable. Upon expiration of these lock-up restrictions, our shares will be tradeable subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933. Accordingly, if we decide to sell or otherwise dispose of any portion of our Codexis shares, we may be unable to do so at a favorable price or on a timely basis. In addition, any sale, distribution or other disposition of our Codexis shares could cause our stock price to decline and result in the imposition of both federal and state taxes that may have an adverse affect on us and our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Apr. 1, 2010 through Apr. 30, 2010	—	—	—	—
May 1, 2010 through May 31, 2010	—	—	—	—
Jun. 1, 2010 through Jun. 30, 2010	246,789	$5.76	246,789	$8,578,196

Total	246,789	$5.76	246,789	$8,578,196

(1)	On May 27, 2010, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $10.0 million through December 31, 2010.
(2)	The price paid per share of common stock does not include any related transaction costs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 4, 2010	By:	/S/ JAMES R. SULAT
James R. Sulat
Chief Executive Officer & Chief Financial Officer