Form 10-Q
period 2010-09-30
MAXYGEN INC
filed 2010-11-04
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 29,996,948 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

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

i

We own or have rights to various copyrights, trademarks and trade names used in our business, including Maxygen®. MolecularBreeding™ is a trademark of Codexis, Inc. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

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

•	events related to Codexis, Inc. or our investment in Codexis, Inc. common stock;

•	our ability to develop products suitable for commercialization;

•	our predicted development and commercial timelines for any of our potential products;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•

the effectiveness of the MolecularBreeding™ directed evolution platform and other technologies and processes and whether Codexis, Inc. will effectively prosecute, maintain and protect the patent rights associated with this technology platform;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we, or any of our collaborative partners, may develop;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2009 and

ii

in this report, including the factors described in the section entitled “Item 1A — Risk Factors,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events, or otherwise.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2009	September 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,919	$142,004
Short-term investments	33,611	—
Related party receivable	13,608	8,621
Accounts receivable and other receivables	473	—
Available-for-sale investment in equity securities of related party	—	10,383
Prepaid expenses and other current assets	1,849	1,486

Total current assets	175,460	162,494
Property and equipment, net	1,777	1,586
Other noncurrent assets	—	1,346

Total assets	$177,237	$165,426

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239	$5,196
Accrued compensation	1,651	1,767
Accrued restructuring charges	4,384	35
Accrued project costs	4,794	3,436
Other accrued liabilities	1,302	1,761
Related party deferred revenue	6,991	3,577
Deferred revenue	865	—

Total current liabilities	21,226	15,772
Non-current deferred revenue	500	—
Other non-current liabilities	—	418
Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and September 30, 2010	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,448,056 and 29,131,356 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	3	3
Additional paid-in capital	423,924	410,467
Accumulated other comprehensive income (loss)	(227)	8,082
Accumulated deficit	(272,096)	(273,128)

Total Maxygen, Inc. stockholders’ equity	151,604	145,424
Non-controlling interest	3,907	3,812

Total stockholders’ equity	155,511	149,236

Total liabilities and stockholders’ equity	$177,237	$165,426

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(unaudited)
Related party revenue	$6,675	$5,887	$19,802	$30,716
Technology and license revenue	5	504	10	1,015
Grant revenue	1,115	—	3,286	—

Total revenues	7,795	6,391	23,098	31,731
Operating expenses:
Research and development	11,099	6,125	25,550	26,708
General and administrative	6,468	2,745	14,921	8,541
Restructuring charge	12,152	—	12,250	(98)

Total operating expenses	29,719	8,870	52,721	35,151

Loss from operations	(21,924)	(2,479)	(29,623)	(3,420)
Interest income and other income, net	166	(160)	876	35

Net loss before income taxes	(21,758)	(2,639)	(28,747)	(3,385)

Income tax benefit	—	1,752	—	2,049

Net loss	(21,758)	(887)	(28,747)	(1,336)
Net loss attributable to non-controlling interest	(86)	(341)	(86)	(304)

Net loss attributable to Maxygen, Inc.	$(21,672)	$(546)	$(28,661)	$(1,032)

Basic and diluted net loss per share attributable to Maxygen, Inc. common stockholders	$(0.57)	$(0.02)	$(0.75)	$(0.03)
Shares used in basic and diluted net loss per share calculations	38,316	29,402	38,125	30,221

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2009	2010
	(unaudited)
Operating activities
Net loss	$(28,747)	$(1,336)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	796	739
Loss on disposal of property and equipment	—	7
Non-cash stock compensation	5,718	1,878
Non-cash restructuring charges	8,952	—
Valuation of stock purchase warrants	—	(233)
Deferred income tax benefit	—	(2,049)
Common stock issued and stock options granted to consultants for services rendered	3	—
Changes in operating assets and liabilities:
Related party receivable	(6,619)	4,987
Accounts receivable and other receivables	611	473
Prepaid expenses and other current assets	(315)	596
Deposits and other assets	—	(1,346)
Accounts payable	4,312	3,957
Accrued compensation	939	116
Accrued restructuring charges	2,050	(4,349)
Deferred rent	—	496
Accrued project costs	(898)	(1,358)
Other accrued liabilities	(326)	379
Related party deferred revenue	(3,188)	(3,414)
Deferred revenue	617	(1,365)

Net cash used in operating activities	(16,095)	(1,822)

Investing activities
Purchases of available-for-sale securities	(55,551)	(11,926)
Maturities of available-for-sale securities	56,750	45,514
Acquisition of property and equipment	(420)	(555)

Net cash provided by investing activities	779	33,033

Financing activities
Sale of subsidiary shares to non-controlling interest	10,000	200
Proceeds from issuance of common stock	3,242	(665)
Repurchase of common stock	—	(14,661)

Net cash provided by (used in) financing activities	13,242	(15,126)

Net increase (decrease) in cash and cash equivalents	(2,074)	16,085
Cash and cash equivalents at beginning of period	154,883	125,919

Cash and cash equivalents at end of period	$152,809	$142,004

Non-cash investing activities
Valuation of available-for-sale investment in equity securities of related party	$—	$10,383

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of September 30, 2010, and for the three and nine months ended September 30, 2009 and 2010, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The table below reflects a reconciliation of the equity attributable to non-controlling interest:

Non-controlling interest at December 31, 2009	$3,907
Net loss attributable to non-controlling interest	(304)
Increase in non-controlling interest for sale of interest of Maxygen Holdings LLC	209

Non-controlling interest at September 30, 2010	$3,812

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Investment in Codexis, Inc.

The Company has a minority investment in Codexis, Inc. (“Codexis”), a biotechnology company focused on developing biocatalytic process technologies for certain pharmaceutical, energy and industrial chemical applications. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. The Company is not obligated to fund the operations or other capital requirements of Codexis. As of December 31, 2009 and September 30, 2010, the Company’s equity interest in Codexis (not including a warrant to purchase an additional 30,816 shares of Codexis common stock) was approximately 21% and 17%, respectively. Codexis completed an initial public offering (“IPO”) of common stock in April 2010 and as a result, the Company recorded the fair value of that portion of its Codexis common stock holdings that are estimated to qualify for resale within one year within its Condensed Consolidated Balance Sheet as of September 30, 2010. See Notes 4 and 8.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company has previously been awarded grants from various government agencies related to the Company’s vaccines programs. The terms of these grant agreements ranged from one to five years with various termination dates, the last of which was July 2010. Revenue related to these grant agreements was recognized as the related research and development expenses were incurred. In January 2010, AltraVax, Inc. (“AltraVax”) acquired substantially all of the Company’s vaccine assets, including the related government grants. See Note 11.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net loss per share computations and the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Numerator:

Net loss attributable to Maxygen, Inc.	$(21,672)	$(546)	$(28,661)	$(1,032)

Denominator:

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	38,316	29,402	38,125	30,221

Basic and diluted net loss per share	$(0.57)	$(0.02)	$(0.75)	$(0.03)

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total number of shares excluded from the calculations of diluted net loss per share was approximately 8,815,888 options, 234,500 restricted stock units and 933,250 restricted stock awards at September 30, 2009 and 8,019,072 options and 856,082 restricted stock awards at September 30, 2010. These securities have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis and its related tax effects, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three-month and nine-month periods ended September 30, 2009 and 2010 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net loss	$(21,758)	$(887)	$(28,747)	$(1,336)
Changes in unrealized gains on available-for-sale investment in equity securities of related party, net of related tax effects	—	(675)	—	8,334
Changes in unrealized gains (losses) on securities available-for-sale	(22)	14	(188)	(26)

Comprehensive income (loss)	(21,780)	(1,548)	(28,935)	6,972
Comprehensive income (loss) attributable to non-controlling interest	—	(341)	—	(304)

Comprehensive income (loss) attributable to Maxygen, Inc.	$(21,780)	$(1,207)	$(28,935)	$7,276

The changes in unrealized gains on available-for-sale investment in equity securities of related party of $8.3 million represents the fair value of approximately 1,282,449 shares of Codexis common stock owned by the Company, less its estimated related tax effect, which represents the portion of the Company’s holdings that are estimated to qualify for resale within one year. The decrease in unrealized gains on available-for-sale investment in equity securities of related party of $675,000 represents the incremental fair value of the Codexis common stock recorded in the three month period ended September 30, 2010 of $1.1 million, less an additional $1.8 million tax effect recorded in the period related to overall unrealized gain. The Company recorded the fair value of its investment in Codexis as a result of Codexis’ IPO on April 27, 2010. See Note 4.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2009	September 30, 2010
Unrealized gains on available-for-sale investment in equity securities of related party	$—	$10,383
Tax effects of available-for-sale investment in equity securities of related party	—	(2,049)
Unrealized gains on available-for-sale securities	26	—
Unrealized losses on available-for-sale securities	(1)	—
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income (loss)	$(227)	$8,082

Recent Accounting Pronouncements

During the nine months ended September 30, 2010, the Company adopted the following accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. The Company adopted this new guidance as of the beginning of fiscal year 2010 and the Company has applied such guidance in evaluating whether it is the primary beneficiary of Perseid and its other majority-owned subsidiaries and whether it should continue to consolidate such majority-owned subsidiaries. Based on the Company’s analysis, it has consolidated Perseid and its other majority owned subsidiaries at September 30, 2010.

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

In April 2010, the FASB issued an accounting standards update related to the milestone method of revenue recognition. The accounting standards update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company has evaluated the impact of adopting this guidance and believes it will have no material effect on its financial statements.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

For the three and nine months ended September 30, 2009 and 2010, stock-based compensation expense was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Research and development	$953	$83	$2,174	$94
General and administrative	2,169	672	3,377	1,784

Total stock-based compensation expense	$3,122	$755	$5,551	$1,878

No stock-based compensation costs were capitalized as of September 30, 2009 and 2010. There were no recognized tax benefits during the quarters ended September 30, 2009 and 2010.

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

The weighted average assumptions used in the model are outlined in the following tables:

	Three months ended September 30, 2009	Three months ended September 30, 2010(1)(2)
Expected dividend yield	0.0%	—
Risk-free interest rate—Options	2.77%	—
Risk-free interest rate range-ESPP	0.48% to 0.67%	—
Expected life—Options	6.26 years	—
Expected life—ESPP	0.08 to 0.5 years	—
Expected volatility—Options	58.91%	—
Expected volatility-ESPP	47.15% to 97.22%	—

	Nine months ended September 30, 2009	Nine months ended September 30, 2010(2)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate—Options	2.77%	2.96%
Risk-free interest rate range—ESPP	0.48% to 2.38%	—
Expected life—Options	6.26 years	6.26 years
Expected life—ESPP	0.08 to 0.99 years	—
Expected volatility—Options	58.91%	58.64%
Expected volatility—ESPP	47.15% to 112.67%	—

(1)	There were no options granted to employees during the three months ended September 30, 2010.
(2)	Purchases of the Company’s common stock under the Company’s ESPP were suspended in September 2009.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the joint venture arrangement with Astellas, all remaining unvested restricted stock units became fully vested during 2009. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three months ended September 30, 2010 and 2009, the Company recognized $0 and $1.5 million in stock-based compensation expenses related to these restricted stock unit awards. For the nine months ended September 30, 2010 and 2009, the Company recognized a credit to stock-based compensation of $392,000 and stock-based compensation expenses of $2.8 million related to these restricted stock unit awards, respectively. A credit to stock-based compensation expense recognized in the first quarter of 2010 resulted from the actual forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate for terminated employees. At September 30, 2010, there was no unrecognized compensation cost related to these awards.

Restricted Stock

The Company has granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors. An exercise price and monetary payment are not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. Most restricted stock awards are scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In September 2009, the Company granted restricted stock awards representing an aggregate of 933,250 shares of Company common stock. In April 2010, the Company granted restricted stock awards representing an aggregate of 60,425 shares of Company common stock. For the three and nine months ended September 30, 2010, the Company recognized approximately $360,000 and $1.1 million in stock-based compensation expenses related to these restricted stock awards. For the three and nine months ended September 30, 2009, the Company recognized approximately $50,000 in stock-based compensation expenses related to these restricted stock awards. At September 30, 2010, the unrecognized compensation cost related to all restricted stock awards was approximately $4.9 million, which is expected to be recognized on a straight-line basis over the requisite service periods of the awards.

Contingent Performance Units

The Company has granted contingent performance units (“CPUs”) under the 2006 Plan to all employees and board members who hold options to purchase Company common stock. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, or (iii) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from potential future dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any potential future dividends or distributions to the Company’s stockholders. Accordingly, the CPUs will only have potential value should the Company make such a dividend payment or distribution. The earned value of any CPU will generally be settled in shares of common stock of the Company, but may also be settled, in part, with cash or any property distributed by the Company. All unvested CPUs remaining following the Settlement Date will expire immediately. Because the payout of the CPU awards is not yet probable and estimable, the Company did not recognize any expense in 2009 or for the three and nine months ended September 30, 2010 related to these awards. Also see Note 6.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Profits Interest Units

Perseid has granted profits interest units (“PIUs”) under the Perseid 2009 Equity Incentive Plan to employees of the Company and Perseid. As of September 30, 2010, approximately 12.9 million PIUs were outstanding. A PIU is a special type of limited liability company common unit that allows the recipient to participate in any future increase in the value of Perseid. The PIUs are intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43. Subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting, the PIUs will vest over four years. The potential value of a PIU, to the extent vested, will be equal to the deemed value of a Perseid common unit at the time of a liquidity event, such as a buy-out of the Company’s equity interest in Perseid by Astellas or the sale of Perseid to another company, less the deemed value of a common unit at the time the PIU was granted. Because the value of the PIU awards cannot be reasonably estimated until the time of a liquidity event of Perseid, the Company did not recognize any expense in 2009 or for the three and nine months ended September 30, 2010 related to these awards. Also see Note 6.

2. Cash Equivalents and Investments

Management determines the appropriate classification of debt securities as current or non-current at the time of purchase and reevaluates such designation for new purchases as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The Company’s cash equivalents and investments as of September 30, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$142,004	$—	$—	$142,004
Available-for-sale investment in equity securities of related party	—	10,383	—	10,383

Total	142,004	10,383	—	152,387
Less amounts classified as cash equivalents	(142,004)	—	—	(142,004)

Total investments	$—	$10,383	$—	$10,383

The Company’s cash equivalents and investments as of December 31, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$125,919	$—	$—	$125,919
U.S. government agency securities	33,586	26	(1)	33,611

Total	159,505	26	(1)	159,530
Less amounts classified as cash equivalents	(125,919)	—	—	(125,919)

Total investments	$33,586	$26	$(1)	$33,611

No securities were sold prior to their maturity for the three and nine-month periods ended September 30, 2009 and 2010. The net change in unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were unrealized losses of $22,000 and $188,000 for the three and nine months ended September 30, 2009 and unrealized gains of $1.1 million and $10.4 million for the three and nine

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

months ended September 30, 2010. The unrealized gains for the three and nine month periods ended September 30, 2010 were primarily related to the valuation of the available-for-sale investment in equity securities of related party. The securities aggregated in the table above have not been in a continuous unrealized loss position for greater than twelve months. At September 30, 2010, all investments had a contractual maturity of less than one year.

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

Pursuant to the joint venture agreement, the Company contributed substantially all of its programs and technology assets in protein pharmaceuticals, including the Company’s MAXY-4 co-development and commercialization agreement with Astellas (but excluding its MAXY-G34 program), in exchange for an ownership interest in Perseid. At the closing, each of the Company and Astellas also invested $10.0 million of cash in Perseid. As a result of these contributions and investments, the Company has an ownership interest in Perseid of approximately 83.3% and Astellas has the remaining ownership interest of approximately 16.7%. Astellas has been granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increase each quarter from the current option price of $70.0 million (through December 18, 2010) to $123.0 million over the term of the buy-out option, which expires on September 18, 2012 (the third anniversary of the closing).

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

To support the research and development operations of Perseid, the Company also entered into a technology license agreement with Perseid under which the Company granted Perseid certain exclusive licenses to use the MolecularBreeding™ technology platform and ancillary protein expression technologies for the discovery, research and development of protein pharmaceuticals, subject to certain existing licenses and other limitations. In October 2010, the Company sold substantially all of the patents and other intellectual property rights associated with this technology platform to Codexis. However, the license agreement between the Company and Perseid remains in effect and the Company has been granted a license back from Codexis sufficient to satisfy the Company’s license obligations to Perseid.

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

As a result of this transaction, substantially all of the Company’s protein therapeutics business and research and development operations are now operated through Perseid. The Company includes the results of Perseid in its consolidated financial statements, with the minority interest of Astellas in Perseid reflected in the Company’s Consolidated Balance Sheet as a non-controlling interest. However, the Company is not obligated to fund the operations or other capital requirements of Perseid.

4. Codexis, Inc.

The Company owns 5,957,108 shares of Codexis common stock, representing approximately 17% of Codexis’ outstanding common stock, and holds a warrant to purchase an additional 30,816 shares of Codexis common stock. The Company formed Codexis in January 2002 as a wholly owned subsidiary to operate its former chemicals business. On April 27, 2010, Codexis completed an IPO of 6.0 million shares of common stock. The Company was also party to a license agreement with Codexis pursuant to which the Company granted to Codexis certain exclusive

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

rights to the MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. This license agreement was terminated in connection with the sale by the Company to Codexis of substantially all of the intellectual property rights that were subject to this license agreement (see below and Note 13). The Company is not obligated to fund the operations or other capital requirements of Codexis.

Valuation of Codexis Shares

The shares of Codexis common stock owned by the Company are subject to a lock-up agreement with the underwriters of the public offering that prevents the sale or other disposition of such shares until November 15, 2010, unless otherwise waived by the underwriters. After expiration of the lock-up, these shares will be tradeable subject to the volume limitations and other conditions of Rule 144 of the Securities Act of 1933.

Due to the restrictions imposed by Codexis and the additional limitations and conditions set forth in Rule 144, a significant number of the shares of Codexis common stock held by the Company may not be saleable within the next year. As such, the Company estimated that, at September 30, 2010, 1,282,449 shares of Codexis common stock would not be restricted but saleable within one year from September 30, 2010. This estimate was based on the applicable volume limitations imposed by Rule 144. The Company valued these shares at $9.60 per share, the closing price of the Codexis common stock as quoted by the Nasdaq Global Market on September 30, 2010, less a 16% discount to account for the restrictions imposed by the existing lock-up agreement and the volume limitations imposed by Rule 144.

Accordingly, as a result of the Codexis IPO, the Company has recognized a fair value of $10.4 million for these shares in its Condensed Consolidated Balance Sheet, with a corresponding credit to other comprehensive income (loss). This fair value of $10.4 million is reflected as an available-for-sale investment in equity securities of related party under the Level 2 heading in the fair value table presented in Note 8. The 16% discount was determined based on estimates of the value of various put contracts over the restriction period. The remaining 4,674,659 shares, which are subject to a restriction beyond one year, were not recorded in the financial statements, but were valued at $37.8 million as a cost-method investment at September 30, 2010 using Codexis’ closing stock price of $9.60 on that date, less the 16% discount discussed above.

As a result of net operating losses that the Company concluded are realizable based on its estimate of future taxable income resulting from future potential dispositions of the Company’s shares of Codexis common stock that are estimated to qualify for resale within one year, the Company recorded tax benefits of $1,752,000 and $2,049,000 for the three and nine-month periods ended September 30, 2010, respectively.

Also as a result of the Codexis IPO, the Company’s warrant to purchase preferred stock was converted to a warrant to purchase 30,816 shares of common stock. The warrant expires on May 25, 2013, has an exercise price of $5.96 and is exercisable immediately. As the warrant met the definition of a derivative upon the Codexis IPO, a value of $233,000 was recorded for the warrant within other current assets on the Company’s Condensed Consolidated Balance Sheet with a corresponding credit recorded to interest income and other income, net on the Company’s Condensed Consolidated Statement of Operations in the nine month period ended September 30, 2010. An initial value of $211,000 was recorded for this warrant in the second quarter of 2010 and as a result of mark-to-market accounting for this derivative, an incremental $22,000 was recorded in the third quarter of 2010. The fair value of $233,000 at September 30, 2010 is reflected as a stock purchase warrant under the Level 2 heading in the fair value table presented in Note 8. The value of the warrant was determined using the Black-Scholes Merton model utilizing the following assumptions: expected volatility of 134%, an expected dividend yield of 0%, a risk-free interest rate of 1%, and an expected term of 2.7 years.

License Agreement

In connection with the formation of Codexis, the Company entered into a license agreement with Codexis pursuant to which the Company granted to Codexis certain exclusive rights to the MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. In December 2006, the Company expanded the scope of these exclusive licenses for certain applications relating to energy, including biofuels. This license agreement was terminated in October 2010 in connection with the

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company’s sale of the MolecularBreeding™ directed evolution platform assets to Codexis. See Note 13. Under the license agreement, the Company was entitled to receive 20% of all consideration received by Codexis from a third party licensee in the form of (1) up-front option and/or license fees, (2) FTE funding for biofuels research (in excess of a specified base rate), (3) milestone payments, (4) payments from the sale of its equity securities (in excess of a specified price per share) and (5) payments in connection with the commercialization of energy products made with a biocatalyst developed using the licensed technology. If Codexis had directly commercialized an energy product that was made using any biocatalyst developed from the licensed technology, the Company would have been eligible for a 2% royalty on any net sales by Codexis of the energy product. The Company recognized approximately $230,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2010 and $431,000 and $4.3 million for the comparable periods in 2009 under this license agreement, primarily in connection with a collaboration agreement between Codexis and Royal Dutch Shell plc. As a result of the termination of the Codexis license, the Company is no longer eligible for any payments or potential royalties from Codexis under this license agreement.

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

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following are contractual commitments as of September 30, 2010 associated with lease obligations and purchase obligations (in thousands):

Year ending December 31,
2010	$1,990
2011	3,773
Thereafter	3,502

Total commitments	$9,265

Total rent expense for the three and nine months ended September 30, 2010 was $200,000 and $702,000, respectively, and was $280,000 and $877,000 for the comparable periods in 2009.

Equity based awards

As discussed in Note 1 above, the Company has granted CPUs and Perseid has granted PIUs under their respective equity plans. These awards only have potential value to the award recipient in the event that the Company made a dividend payment or distribution (in the case of Maxygen CPUs) or the occurrence of a liquidity event of Perseid (in the case of Perseid PIUs). Under applicable accounting standards, the Company does not expect to record any amounts related to such awards unless and until the payout under such awards is probable and estimable.

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

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was most recently amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 and $450,000 for the three and nine month periods ended September 30, 2010, and approximately $79,000 and $224,000 for the same periods in 2009.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Codexis

The Company was previously party to a license agreement with Codexis under which the Company had granted to Codexis certain exclusive rights to its MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. This license agreement was terminated on October 28, 2010 in connection with the sale by the Company to Codexis of substantially all of the intellectual property rights associated with this technology platform (see Note 13). Under the license agreement, the Company was entitled to receive a portion of certain consideration received by Codexis in connection with the use of the licensed rights. The Company recognized approximately $230,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2010 and $431,000 and $4.3 million for the comparable periods in 2009 under this license agreement, including $3.2 million recognized by the Company in the first quarter of 2009 in connection with the purchase of Codexis preferred stock by Royal Dutch Shell. The payments from Codexis are included in related party revenue in the Condensed Consolidated Statements of Operations. As a result of the the termination of this license agreement, the Company will no longer be eligible for any payments or royalties from Codexis. The former license agreement with Codexis is discussed more fully in Note 4.

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

The following tables represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$142,004	$142,004	$—	$—
Stock purchase warrant	233	—	233	—
Available-for-sale investment in equity securities of related party	10,383	—	10,383	—
Corporate bonds	—	—	—	—

Total	$152,620	$142,004	$10,616	$—

Liabilities:
Forward exchange contracts	$38	$—	$38	$—

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2009
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,919	$125,919	$—	$—
U.S. government agency securities	33,611	—	33,611	—

Total	$159,530	$125,919	$33,611	$—

The Company owns 5,957,108 shares of Codexis common stock and holds a warrant to purchase an additional 30,816 shares of Codexis common stock. As a result of the IPO of Codexis in April 2010, the Company recorded fair value of $10.4 million for 1,282,449 shares of Codexis common stock, which represents the portion of the Company’s holdings that are estimated to qualify for resale within one year. This fair value of $10.4 million is reflected as an available-for-sale investment in equity securities of related party in the table above under the Level 2 heading. The Company historically accounted for its investment in Codexis under the equity method of accounting, but as a result of the Codexis IPO, all shares not saleable within the next year are now accounted for as a cost method investment, with a carrying value of zero. The fair value of such shares at September 30, 2010, which is not recorded in the financial statements, is $37.8 million, and was determined using the Codexis closing stock price on September 30, 2010 of $9.60, less a 16% discount. Additionally, the Company recorded the fair value of the warrant within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. This fair value of $233,000 is reflected as a stock purchase warrant in the table above under the Level 2 heading. The value of such assets is discussed more fully in Note 4.

At September 30, 2010, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $622,000. The fair value of the contracts of $38,000 is reported as a financial liability in the table above under the Level 2 heading. The Company did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2009, nor any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of September 30, 2010 or December 31, 2009.

The Company’s financial assets classified as Level 2 currently consist of a stock purchase warrant, an available-for-sale investment in equity securities of related party and forward exchange contracts. The fair value of the securities classified as Level 2 is determined based on a number of observable inputs, including quoted stock prices, recent stock trading volumes, risk-free interest rates and historical stock price volatilities. The Company’s financial liabilities classified as Level 2 currently consist of forward exchange contracts. The fair value of these derivatives is determined by a third-party valuation service using a market-based valuation approach.

9. Restructuring Charges

2009 U.S. Restructuring

Beginning in the third quarter of 2009, the Company implemented a restructuring plan in connection with the Company’s joint venture arrangement with Astellas that resulted in the termination of several employees, including members of the Company’s senior management team. Under change of control agreements the Company entered into with each terminated executive officer, each executive was entitled to receive a lump sum severance payment equal to three times his base salary. In addition, the vesting schedule of each of the executive’s outstanding equity awards was accelerated in full as of the date of termination and the post-termination exercise period of the executive’s outstanding stock options and other awards was automatically extended to their full original term; provided that shares underlying restricted stock units were delivered to the executive at such later time as specified in the change of control agreements. Under these agreements, subject to certain limitations, the Company is also required to pay all of the costs for each terminated executive’s continued group health, dental and vision coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), while the executive remains entitled to coverage under COBRA. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $16.0 million in 2009, which includes $11.4 million of non-cash stock-based compensation. Expenses related to the acceleration of these executive’s equity awards were recognized as general and administrative expense in the third quarter of 2009. The majority of the severance and one-time termination benefits have been paid as of September 30, 2010.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2008 U.S. Restructuring

In October 2008, the Company implemented a restructuring plan that resulted in the termination of approximately 30% of its workforce through the end of April 2009. As a result of this restructuring plan, the Company recorded restructuring charges of approximately $1.2 million, primarily in the fourth quarter of 2008. The restructuring charges were primarily associated with one-time termination benefits, the majority of which were paid out during the first quarter of 2009. The Company completed the activities related to this restructuring plan in April 2009.

2007 Denmark Restructuring

In November 2007, the Company implemented a restructuring plan that resulted in the cessation of research and development operations at Maxygen ApS and the elimination of all employment positions at that site. As a result of these actions, a charge of $5.2 million was recorded in the year ended December 31, 2007 and $799,000 was recorded in the year ended December 31, 2008. The Company reversed the remaining balance of $98,000 related to this restructuring in the nine month period ended September 30, 2010.

The activity in the restructuring accrual for the nine months ended September 30, 2010 related to the actions described above was as follows (in thousands):

					As of September 30, 2010
	Balance at December 31, 2009	Charges during fiscal year 2010	Non-cash charges	Cash payments during 2010	Balance at September 30, 2010	Total Costs to Date	Total Expected Costs
2009 U.S. Restructuring
Employee severance and other benefits charges	$4,282	$—	$—	$(4,247)	$35	$15,866	$15,866

2008 U.S. Restructuring
Employee severance and other benefits charges	4	—	—	(4)	—	1,184	1,184

2007 Denmark Restructuring
Employee severance and other benefits charges	98	(98)	—	—	—	5,286	5,286
Contract termination and other associated costs	—	—	—	—	—	725	725

	$4,384	$(98)	$—	$(4,251)	$35	$23,061	$23,061

10. Derivatives and Financial Instruments

The Company addresses certain financial exposures through a program of risk management that includes the use of derivative financial instruments. The Company in some instances has entered into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates on forecasted cash requirements.

The purpose of the hedging activities has been to minimize the effect of foreign currency exchange rate movements on payments to certain vendors in Europe. To date, foreign currency contracts have been denominated in Danish kroner and euros. The Company recognized no foreign exchange gains or losses from hedge contracts during the nine months ended September 30, 2009 and had no foreign currency contracts outstanding at September 30, 2009. At September 30, 2010, the Company had foreign currency contracts outstanding in the form of forward exchange contracts totaling $622,000. The Company made the decision to not designate these contracts as cash flow hedges and therefore recognized changes in their fair value as interest income and other income, net in the period of

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

change. During the three month periodended September 30, 2010, the Company recorded income of $122,000 for the change in fair value of its forward exchange contracts. For the nine month period ended September 30, 2010, the Company recorded an expense of $38,000 for the change in fair value of such contracts. The fair value of these contracts of $38,000 at September 30, 2010 is recorded as a component of other accrued liabilities.

The Company also owns a warrant to purchase common stock of Codexis, which is currently accounted for as a derivative. The fair value of this financial instrument is discussed in Note 4.

11. Sale of Vaccines Assets

On January 5, 2010, the Company consummated a transaction with AltraVax pursuant to which AltraVax acquired substantially all of the Company’s vaccines assets, including the related government grants. Under the arrangement, the Company received an initial payment of $500,000 and AltraVax is obligated to pay the Company an additional $1.0 million over the next two years. The Company is also eligible to receive a certain percentage of any revenue received by AltraVax under contracts involving our vaccines technology that are entered into by AltraVax for a period of up to two years after the payment by AltraVax of the total $1.5 million purchase price. As part of the transaction, the Company also entered into a license agreement under which it granted AltraVax certain exclusive licenses in the vaccines field and certain non-exclusive licenses in the adjuvants field to the MolecularBreeding™ directed evolution platform and certain ancillary technologies, in each case, subject to existing third party rights to such licensed assets and technology. In October 2010, the Company sold substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ technology platform to Codexis (see Note 13). However, the license agreement between the Company and AltraVax and the licenses granted to AltraVax thereunder remain in effect and the Company has been granted a license back from Codexis sufficient to satisfy the Company’s license obligations to AltraVax.

The initial payment of $500,000 was recognized as revenue in the three months ended March 31, 2010 as no further performance obligations existed at that date. Any further amounts receivable pursuant to this transaction will be recognized as revenue on the earlier of when payments are received or the amounts can be reliably measured and collectability is reasonably assured.

The Company recorded grant revenue of $1.1 million and $3.3 million in the three and nine month periods ended September 30, 2009, respectively. As a result of the transaction with AltraVax, the Company will no longer receive grant revenue relating to these vaccines assets.

12. Repurchases of Common Stock

On May 27, 2010, the Company announced a stock repurchase program under which the Company may purchase up to $10.0 million of its common stock through December 31, 2010. As of September 30, 2010, the Company had repurchased 1,165,784 shares of its common stock under this program at an aggregate cost of approximately $6.7 million. This is in addition to the 1,433,361 shares of common stock the Company repurchased in March 2010 from entities affiliated with GlaxoSmithKline plc and the 7,345,103 shares of common stock the Company repurchased in December 2009 pursuant to a modified “Dutch auction” tender offer.

13. Subsequent Events

On October 28, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Codexis and Codexis Mayflower Holdings, LLC, a wholly-owned subsidiary of Codexis (“Codexis Holdings”), pursuant to which Codexis Holdings acquired substantially all of the patents and other intellectual property rights associated with the Company’s MolecularBreeding™ technology platform. The assets acquired by Codexis Holdings include patents, trademarks, copyrights, software and certain assumed contracts. The assets acquired by Codexis Holdings did not include any patent rights covering the specific products under development by the Company or Perseid and the Company has retained all rights to its MAXY-G34 program.

The intellectual property assets and rights acquired by Codexis Holdings under the Purchase Agreement will continue to be subject to existing license rights previously granted by the Company to third parties, including Perseid, which retains exclusive licenses to use the MolecularBreeding™ technology platform for the discovery, research and development of protein pharmaceuticals.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In connection with the assets acquired by Codexis Holdings under the Purchase Agreement, the Company also entered into a License Agreement with Codexis Holdings (the “License Agreement”), pursuant to which Codexis Holdings has granted to Maxygen certain license rights to the intellectual property assets acquired by Codexis Holdings to the extent necessary for the Company to fulfill its contractual obligations under the license agreements retained by the Company, such as the Company’s license agreement with Perseid, and to permit the Company to practice any retained rights under such agreements. The License Agreement also provides for a grant by the Company of certain license rights to Codexis Holdings, including rights necessary for Codexis Holdings to fulfill its contractual obligations under the license agreements it has assumed under the Purchase Agreement. Under the License Agreement, the Company is obligated to continue to pay a portion of certain costs incurred by Codexis in connection with the continued prosecution and maintenance of the acquired patent rights.

Since Codexis Holdings now owns substantially all of the intellectual property rights that were subject to the Company’s prior license agreement with Codexis, the Company and Codexis terminated that license agreement in connection with the assets acquired by Codexis Holdings under the Purchase Agreement. The Company’s prior license agreement with Codexis was entered into by the parties in connection with the formation of Codexis in March 2002 and granted to Codexis certain exclusive rights to the MolecularBreeding™ directed evolution platform for certain small molecule pharmaceutical, energy and industrial chemical applications. Under the license agreement, the Company was entitled to receive 20% of certain consideration received by Codexis from a third party licensee in connection with the commercialization of energy products made with a biocatalyst developed using the licensed technology. The Company was also eligible for a 2% royalty on net sales of any related energy product commercialized directly by Codexis. As a result of the termination of this license agreement, the Company is no longer eligible for any payments or potential royalties from Codexis.

In consideration for the assets acquired by Codexis Holdings under the Purchase Agreement and the termination of the Company’s prior license agreement with Codexis, Codexis Holdings paid a total purchase price to the Company of $20.0 million, of which $4.0 million will be held in escrow for twelve months, with $2.0 million of such amount to be held in escrow for a total of twenty-three months, in each case to satisfy any indemnification obligations of the Company under the Purchase Agreement. Escrow amounts not used to satisfy such obligations or subject to pending claims will be released to the Company upon expiration of the applicable escrow term.

The transactions under the Purchase Agreement closed concurrently with the execution and delivery of the relevant agreements on October 28, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on developing improved versions of protein drugs through internal development and external collaborations and other arrangements. We use the MolecularBreeding™ directed evolution technology platform, along with ancillary technologies, and extensive protein modification expertise to pursue the creation of biosuperior proteins.

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

The consummation of the joint venture transaction with Astellas in September 2009 largely completed a multi-year strategic process to position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. We continued this process in January 2010 with the sale of substantially all of the Company’s vaccine assets, including the related government grants, to AltraVax, Inc., or AltraVax.

In addition, on October 28, 2010, we sold substantially all of the patents and other intellectual property rights associated with our MolecularBreeding™ technology platform to a subsidiary of Codexis, Inc., or Codexis, for $20.0 million in cash. The assets acquired by Codexis include patents, trademarks, copyrights, software and certain assumed contracts. The assets acquired by Codexis did not include any patent rights covering the specific products under development by us or Perseid and we have retained all rights to our MAXY-G34 program. Under the agreement, $4.0 million of the purchase price will be held in escrow for twelve months, with $2.0 million of such amount to be held in escrow for a total of twenty-three months, in each case to satisfy any of our indemnification obligations under the purchase agreement. Escrow amounts not used to satisfy such obligations or subject to pending claims will be released to us upon expiration of the applicable escrow term. The intellectual property assets and rights acquired by Codexis continue to be subject to existing license rights previously granted by us to third parties, including Perseid, which retains exclusive licenses to use the MolecularBreeding™ technology platform for the discovery, research and development of protein pharmaceuticals. In connection with the transaction, we also terminated our license agreement with Codexis under which we had granted Codexis certain exclusive rights to the technology platform for certain small molecule pharmaceutical, energy and industrial chemical applications and were eligible for a portion of certain payments received by Codexis and royalties related to energy products, including biofuels. As a result of the transaction and the termination of the Codexis license, we will no longer be eligible for any payments or potential royalties from Codexis. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding this transaction.

In addition to our majority ownership of Perseid, we continue to retain a number of significant assets, including approximately $142.0 million in cash and cash equivalents as of September 30, 2010 (including $26.5 million held by Perseid as of such date); our MAXY-G34 program; approximately 17% of the total shares of the common stock of Codexis; and a potential $30.0 million milestone payment from Bayer HealthCare LLC, or Bayer. Over the next several years, our focus will be to manage these assets and arrangements to maximize the return to our stockholders.

To date, we have generated revenues from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Our total revenues were $6.4 million and $31.7 million in the three and nine months ended September 30, 2010 and $7.8 million and $23.1 million in the comparable periods in 2009. Revenues for the 2010 and 2009 periods primarily consisted of related party revenues recognized by Perseid under its two collaboration agreements with Astellas; one for the co-development and commercialization of the MAXY-4 product candidates and one for the discovery, research and preclinical development of certain protein therapeutics other than MAXY-4.

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and contract research expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $6.1 million and $26.7 million in the three and nine months ended September 30, 2010 and $11.1 million and $25.6 million in the 2009 periods.

We have incurred significant operating losses from continuing operations since our inception. As of September 30, 2010, our accumulated deficit was $273.1 million.

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

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Our total revenues in the three and nine months ended September 30, 2010 were $6.4 million and $31.7 million, compared to $7.8 million and $23.1 million in the same periods in 2009. The increase in total revenue for the nine month period was primarily as a result of an increase in related party revenues received under Perseid’s collaboration agreements with Astellas. The decrease in total revenue for the three month period was primarily as a result of the absence of grant revenue in 2010 in connection with the transfer of all remaining government grants to AltraVax in the first quarter of 2010.

Related party revenue was $5.9 million and $30.7 million in the three and nine months ended September 30, 2010, compared to $6.7 million and $19.8 million in the same periods in 2009. Related party revenue primarily consists of revenues received under Perseid’s collaboration agreements with Astellas and to a lesser extent, revenues received by Maxygen under its prior licensing arrangement with Codexis, which was terminated in October 2010 in connection with the acquisition by Codexis of the intellectual property rights associated with the MolecularBreeding™ directed evolution platform. The decrease in related party revenue in the three months ended September 30, 2010 resulted from the timing of certain manufacturing and pre-clinical activities under Perseid’s collaboration agreements with Astellas in both periods. The increase in related party revenue in the nine months ended September 30, 2010 was primarily due to an increase in revenue under Perseid’s collaboration agreements with Astellas resulting from increased preclinical development activities under those agreements. This increase was partially offset by a $2.3 million decrease in revenue recognized under our prior license agreement with Codexis. The nine month period ended September 30, 2010 included $5.0 million in revenue recognized as a result of the achievement of a preclinical milestone under Perseid’s collaboration with Astellas. As a result of the sale of our MolecularBreeding™ directed evolution platform to Codexis and the related termination of our license agreement with Codexis, we will not be eligible for any further payments or potential royalties from Codexis under the license agreement.

Technology and license revenue was $504,000 and $1.0 million in the three and nine months ended September 30, 2010, compared to $5,000 and $10,000 in the same periods in 2009, respectively. Technology and license revenue for the three months ended September 30, 2010 consisted primarily of a non-refundable option fee received from Cangene in 2009, which we recognized in the third quarter of 2010 as a result of the termination of our prior option and license agreement with Cangene in July 2010. Technology and license revenue in the nine month period ended September 30, 2010 also included the initial $500,000 payment we received from AltraVax in January 2010 in connection with its acquisition of substantially all of our vaccines assets, including the related government grants. Technology and license revenue in the 2009 period consisted primarily of certain miscellaneous licensing fees received from third parties.

In January 2010, we consummated a transaction with AltraVax for the sale of our vaccine assets, including the related government grants. As a result, there was no revenue from government research grants in the three and nine months ended September 30, 2010. For the three and nine-month periods ended September 30, 2009, revenue from government research grants was $1.1 million and $3.3 million. As a result of this transaction, these grants will not be a source of revenue for us going forward.

Research and Development Expenses

Our research and development expenses consist primarily of external collaborative research expenses (including contract manufacturing and contract research expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $6.1 million and $26.7 million in the three and nine months ended September 30, 2010, compared to $11.1 million and $25.6 million in the same periods in 2009. The decrease in our research and development expenses for the three month period was primarily due to decreased external collaborative research costs on the MAXY-4 program, which resulted from the timing of certain manufacturing and pre-clinical activities under Perseid’s collaboration agreements with Astellas. The decrease in our research and development expenses for the three month period was also due to reduced salaries, benefits, stock compensation and other operating expenses resulting from a reduction in headcount completed in April 2009 and the termination of a senior R&D officer on October 31, 2009. The increase in our research and development expenses for the nine month period was primarily due to increased external collaborative research costs on the MAXY-4 program, partially offset by reduced salaries, benefits, stock compensation and other operating expenses resulting from a reduction in headcount mentioned above.

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

The following table presents our approximate research and development expenses by funding category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Collaborative projects funded by related parties(1)	$6,919	$5,558	$13,834	$21,581
Government grants	1,204	—	3,552	—
Internal projects(2)	2,976	567	8,164	5,127

Total	$11,099	$6,125	$25,550	$26,708

(1)	Research and development expenses related to collaborative projects funded by related parties may be less than the reported revenues due to the amortization of non-refundable upfront payments, as well as a portion of the collaborative research and development revenue that is charged for general and administrative expenses.
(2)	Research and development expenses in the category “Internal projects” for the 2010 periods consist of Perseid’s funding of the MAXY-4 program and other projects under its collaboration with Astellas.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $2.7 million and $8.5 million in the three and nine months ended September 30, 2010, compared to $6.5 million and $14.9 million in the comparable periods in 2009. The decrease in general and administrative expenses in the three month period was primarily due to decreases in salaries, benefits and stock compensation resulting from a reduction in headcount completed in April 2009 and the termination of two executive officers as of September 30, 2009. Also contributing to this reduction in general and administrative expense for the three month period were decreases for legal and financial advisory services that were incurred in the consummation of certain strategic transactions in the 2009 period. The decrease in general and administrative expenses in the nine month period was primarily related to the decreases in legal and financial advisory services along with the headcount reductions discussed above.

Our general and administrative expenses for the remainder of 2010 should be less when compared to 2009, depending on, among other things, the levels of share-based payments granted in 2010, the use of external consultants and market analysis, and expenditures for legal and accounting services. Our general and administrative expenses going into 2011 are expected to be generally consistent with 2010 levels but could fluctuate quarter to quarter depending on, but not limited to, the factors enumerated above.

Restructuring Charges

As part of the closure of our Danish operations in 2007, we recorded an additional $98,000 charge for severance and benefits in the three months ended March 31, 2009. We have subsequently determined that this amount will not be paid and have therefore reversed the $98,000 in the nine months ended September 30, 2010. We completed the activities related to our consolidation of our Danish operations during the first half of 2008 and do not expect to incur any additional costs relating to this consolidation. We completed the activities related to the 2008 U.S. restructuring plan in April 2009 and do not expect to record any additional restructuring expenses related to this restructuring. In connection with our 2009 U.S. restructuring, the majority of severance and one-time termination benefits were paid out during the first half of 2010 and we do not expect to record any additional restructuring expenses. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

Interest Income and Other Income, Net

Interest income and other income, net, represents income earned on our cash, cash equivalents and marketable securities, gains or losses on the fair value of certain stock purchase warrants, foreign currency gains or losses, gain or loss on disposal of equipment and interest expense, if any. Amounts included in interest income and other income, net are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Interest income	$159	$80	$876	$309
Gain (loss) on warrant valuation	—	22	—	233
Foreign exchange gains (losses)	(7)	(267)	(5)	(508)
Gains (losses) on disposal of equipment and interest expense	14	5	5	1

Total interest income and other income, net	$166	$(160)	$876	$35

The decrease in interest income and other income, net from the 2009 periods to the 2010 periods was due to lower interest income resulting from significantly lower interest rates. The gain on warrant valuation reflects the recognition of the fair market value of the warrant held by the Company to purchase 30,816 shares of Codexis common stock. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit

During the three and nine month periods ended September 30, 2010, we recorded a $1.8 million and $2.0 million tax benefit. This tax benefit relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from potential dispositions of our shares of Codexis common stock that are estimated to qualify for resale within one year. The final determination of the amount taxable to us will be assessed upon the actual disposition, if any, of the Codexis common stock we hold.

Recent Accounting Pronouncements

During the nine months ended September 30, 2010, we adopted the following accounting standards:

In June 2009, the FASB issued guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for interim and annual reporting periods after November 15, 2009. We adopted this new guidance as of the beginning of fiscal year 2010 and we have applied such guidance in evaluating whether we are the primary beneficiary of Perseid and our other majority-owned subsidiaries and whether we should continue to consolidate such majority-owned subsidiaries. Based on our analysis, we have consolidated Perseid and our other majority owned subsidiaries at September 30, 2010.

In February 2010, the FASB issued guidance that removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. We have adopted the updated guidance upon issuance. The adoption of this new guidance did not have an impact on our financial statements.

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

In April 2010, the FASB issued an accounting standards update related to the milestone method of revenue recognition. The accounting standards update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We have evaluated the impact of adopting this guidance and believe it will have no material effect on our financial statements.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In October 2010, Codexis paid us a total purchase price of $20.0 million in connection with the sale of our MolecularBreeding™ technology platform assets, of which $4.0 million will be held in escrow for twelve months, with $2.0 million of such amount to be held in escrow for a total of twenty-three months, in each case to satisfy any of our indemnification obligations under the purchase agreement. In September 2009, as a result of the consummation of the joint venture agreement between us and Astellas, we received $10.0 million from Astellas for its investment in Perseid. In May 2009, we received a non-refundable option fee of $500,000 from Cangene for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of ARS, however, our option and license agreement with Cangene expired in July 2010 and we are not eligible for any future payments under this agreement.

In July 2008, we recognized $90.6 million in revenue from Bayer in connection with the sale of our hematology assets and the grant of certain license rights to the MolecularBreeding™ technology platform, which included an up-front cash payment of $90.0 million. In September 2008, we received an upfront fee of $10.0 million from Astellas under the co-development and commercialization agreement with Astellas for our MAXY-4 product candidates (which agreement was assigned to Perseid). In October 2010, Perseid was awarded $733,437 in funding under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP program was created by Congress in March 2010, as enacted under the Patient Protection and Affordable Care Act of 2010, and provides a tax credit or grant to eligible companies to cover certain costs and expenses in connection with qualified therapeutic discovery projects.

In December 2009, we completed the repurchase of approximately 18.5% of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million. In March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million and, from June 1 through September 30, 2010, we repurchased an additional 1,165,784 shares of our common stock in accordance with a stock repurchase program for a total cost of approximately $6.7 million. As of September 30, 2010, we had $142.0 million in cash and cash equivalents on a consolidated basis. Of this amount, $26.5 million is held by Perseid and may only be used for Perseid’s operations.

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

Net cash used in operating activities was $16.1 million in the nine months ended September 30, 2009, compared to $1.8 million in the comparable period in 2010. Cash used in the 2010 period consisted primarily of severance payments made in connection with our 2009 restructuring, a decrease in accrued project costs, a reduction in deferred revenue, an increase in deposits and other current assets relating to increased security deposits under our lease agreements and a contingent payment under a licensing arrangement. These uses of cash were partially offset by an increase in related party receivable and accounts payable and net loss, as adjusted to exclude certain non-cash items. Cash used in the 2009 period consisted primarily of net loss, as adjusted to exclude certain non-cash items, a reduction in related party receivable and related party deferred revenue. These uses of cash were partially offset by an increase in accounts payable and accrued restructuring charges.

Net cash provided by investing activities was $779,000 in the nine months ended September 30, 2009, compared to $33.0 million in the same period in 2010. The cash provided during the 2010 and 2009 periods was related to maturities of available-for-sale securities in excess of purchases. We expect to continue to make investments in the purchase of property and equipment to support our operations. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash provided by financing activities was $13.2 million in the nine months ended September 30, 2009, compared with $15.1 million used in financing activities in the comparable period in 2010. The cash used during 2010 was primarily due to the repurchase of our common stock and to a lesser extent, the settlement, through our common stock, of employee tax obligations in connection with the delivery of stock issued under restricted stock units held by our former executives. The cash provided by financing activities during the 2009 period includes an investment of $10 million by Astellas in Perseid and proceeds from the sale of common stock in connection with the exercise of stock options by employees.

The following are contractual commitments as of September 30, 2010 associated with lease obligations and purchase obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$4,024	$213	$2,698	$1,113	$—
Purchase obligations	5,241	1,777	3,464	—	—

Total	$9,265	$1,990	$6,162	$1,113	$—

We are eligible to receive $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. We were eligible to receive up to $23.0 million from sanofi pasteur, the vaccines division of the sanofi-aventis Group, under our license agreement relating to the development by sanofi of a vaccine for the dengue virus, however, this license agreement was terminated in August 2010 and we are not eligible to receive any future payments under this agreement. Under our joint venture arrangement with Astellas, Astellas has an option to acquire all of our ownership interest in Perseid at specified exercise prices that increase each quarter from the current option price of $70.0 million (through December 18, 2010) to $123.0 million over the term of the option, which expires on September 18, 2012 (the third anniversary of the closing). In addition, Perseid is eligible to receive potential milestone and event based payments from Astellas based on the achievement of certain events related to the development and commercialization of the MAXY-4 program. In January 2010 and July 2010, Perseid received milestone payments of $5.0 million each under this agreement. However, there can be no assurances that either we or Perseid will receive any future milestone, event based payments or other proceeds under any of these agreements. In addition, any payments related to milestones achieved under the co-development and commercialization agreement between Perseid and Astellas for the MAXY-4 program would be paid to Perseid and, as a result, such funds would not be directly available to Maxygen.

In April 2010, Codexis completed an initial public offering of 6.0 million shares of common stock. We own 5,957,108 shares of Codexis common stock, representing approximately 17% of the total shares of Codexis common stock outstanding, and a warrant to purchase an additional 30,816 shares of Codexis common stock. The shares of Codexis common stock owned by us are subject to a lock-up agreement with the underwriters of the public offering that prevents the sale or other disposition of such shares until November 15, 2010, unless otherwise waived by the underwriters. After expiration of the lock-up, these shares will be tradeable subject to the volume limitations and other conditions of Rule 144 of the Securities Act of 1933.

We believe that our current cash and cash equivalents, together with funding expected to be received from collaborators and licensors, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

In addition, given that we continue to have large cash reserves and a reduced ongoing financial commitment to the business contributed to Perseid, our board of directors expects to consider and evaluate one or more additional distributions to our stockholders of a portion of our cash resources or assets in excess of our current and longer term operational requirements. Such distributions may be accomplished through cash dividends, stock repurchases, property distributions or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended September 30, 2010. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The formation of Perseid Therapeutics LLC, or Perseid, the consummation of our joint venture transaction with Astellas Pharma Inc., or Astellas, in September 2009 and the recent changes in our management team have largely completed a multi-year strategic process to restructure our operations and position our programs and assets in collaborations and other arrangements that are primarily supported by external parties. However, we plan to continue to evaluate options regarding the management of our assets and arrangements in an effort to maximize the return to our stockholders over the next several years. These options could include a sale or disposition of one or more corporate assets, the acquisition of a business or asset, a strategic business combination, or other transactions. For example, in January 2010, we sold substantially all of our vaccines assets to AltraVax, Inc. and, in October 2010, we sold substantially all of our patent rights and certain other assets relating to the MolecularBreeding™ directed evolution platform to Codexis. While we continue to be actively engaged in this process, there can be no assurance that any particular strategic option or outcome will be pursued, whether any transaction, or series of transactions required to sell or acquire individual assets, will occur, or whether we will be able to successfully consummate any such transaction on a timely basis, on terms acceptable to us or at all. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors, or we may implement an option that yields unexpected results. The process of continuing to review, and potentially executing, strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have adverse effects on our business, financial condition and results of operations. As a result, there can be no assurances that any particular business arrangement or transaction, or series of transactions, will be consummated or lead to increased stockholder value.

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

We own approximately 6.0 million shares of the common stock of Codexis, Inc., which completed an initial public offering of its common stock in April 2010 and now trades on the Nasdaq Global Market under the symbol “CDXS.” We no longer have a representative on the Codexis board of directors, exert no influence or control over the management of Codexis and have limited insight into the affairs of Codexis other than as a stockholder and licensee of certain intellectual property rights. As a publicly traded company, the market value of the Codexis common stock may fluctuate due to market conditions and other conditions over which we have no control. Any other than a temporary decrease in the Codexis stock price would decrease the value of our investment. In addition, because we hold a significant portion of the outstanding common stock of Codexis, any fluctuation or decrease in the Codexis stock price or any announcements or events related to Codexis may cause an unrelated or disproportionate fluctuation or decrease in our stock price, regardless of our operating performance.

In addition, our shares of Codexis common stock are subject to certain lockup restrictions and therefore are not freely tradable. Upon expiration of these lock-up restrictions, our shares will be tradeable subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933. Accordingly, if we decide to sell or otherwise dispose of any portion of our Codexis shares, we may be unable to do so at a favorable price or on a timely basis. In addition, any sale, distribution or other disposition of our Codexis shares could cause or stock price to decline and result in the imposition of both federal and state taxes that may have an adverse affect on us and our stockholders.

We rely heavily on the technology licensed to us by Codexis and if these rights are not effectively prosecuted, maintained or protected by Codexis our business and the success of Perseid may be harmed.

In October 2010, we sold substantially all of our patent rights and certain other assets relating to our MolecularBreeding™ directed evolution platform to Codexis. Perseid Therapeutics LLC relies heavily on this technology, which is now licensed to us by Codexis. While Perseid retains exclusive licenses to use the technology platform for the discovery, research and development of protein pharmaceuticals, Codexis, as the owner of these intellectual property rights, now has the right to control prosecution, maintenance and enforcement of these patent rights. If Codexis or an acquirer of Codexis chooses not to enforce the intellectual property rights on which our business and that of Perseid relies, or enforces those rights ineffectively and has them invalidated, Perseid’s ability to effectively use its licensed rights may be adversely impacted. In addition, if Codexis does not adequately prosecute, maintain or protect these intellectual property rights, competitors may be able to practice these technologies and erode Perseid’s competitive advantage. Any loss of rights thereunder could also decrease the likelihood that Astellas would exercise its option to purchase our interests in Perseid and, if so, could make it more difficult for us to continue the business of Perseid.

In addition, the intellectual property portfolio we sold to Codexis will continue to be subject to existing licenses that we previously granted to third parties under agreements that we will remain a party to. While Codexis is obligated to comply with the terms of these agreements and to indemnify us for certain losses under these agreements, any action or omission by Codexis that causes us to breach any of our obligations under these agreements may subject us to liability and, to the extent indemnification by Codexis is not available, we may be required to pay damages to such third party.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended September 30, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2010 through July 31, 2010	483,208	$5.64	483,208	$5,854,471
Aug. 1, 2010 through Aug. 31, 2010	239,206	$5.65	239,206	$4,502,051
Sep. 1, 2010 through Sep. 30, 2010	196,581	$5.73	196,581	$3,375,106

Total	918,995	$5.66	918,995	$3,375,106

(1)	On May 27, 2010, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $10.0 million through December 31, 2010.
(2)	The price paid per share of common stock does not include any related transaction costs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

2.1	Asset Purchase Agreement, dated as of October 28, 2010, between Maxygen, Inc., Codexis, Inc. and Codexis Mayflower Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2010).

2.1.1	License Agreement, dated as of October 28, 2010, between Maxygen, Inc. and Codexis Mayflower Holdings, LLC (incorporated by reference to Exhibit 2.1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2010).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

November 4, 2010	By:	/S/ JAMES R. SULAT
James R. Sulat
Chief Executive Officer & Chief Financial Officer