Form 10-Q
period 2011-03-31
MAXYGEN INC
filed 2011-05-05
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 30,200,566 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

INDEX

Part I    FINANCIAL INFORMATION

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. In any forward-looking statement in which we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	strategic alternatives and transactions with respect to our business and the timing, likelihood and outcome thereof;

•	our ability, or failure, to consummate the purchase by Astellas of our ownership interest in Perseid Therapeutics LLC;

•

whether we receive any portion of the payment from Bayer HealthCare LLC and the potential timing of such receipt, and any events related to Bayer’s achievement, or failure to achieve, the development milestone related to such payment;

•

our ability or plans to recommence and/or continue the development of our MAXY-G34 product candidate for any indication, including our receipt of any government contract or other funding to develop MAXY-G34 and the potential timing of any such funding;

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2010 and in this report, including the factors described in the section entitled “Item 1A—Risk Factors,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. While we may elect to update these forward-looking statements at some point in the future, Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise, except to the extent required by applicable law.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	March 31, 2011
		(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$102,335	$99,978
Receivable from Perseid	1,127	828
Available-for-sale investment in equity securities	5,468	6,004
Prepaid expenses and other current assets	2,564	2,502
Assets of discontinued operations	34,411	40,866

Total current assets	145,905	150,178
Property and equipment, net	67	65
Other noncurrent assets	2,141	2,133

Total assets	$148,113	$152,376

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$592	$700
Accrued compensation	1,610	1,921
Accrued project costs	34	57
Distribution payable	626	998
Other accrued liabilities	904	891
Liabilities of discontinued operations	12,681	11,518

Total current liabilities	16,447	16,085
Non-current distribution payable	1,899	1,583

Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,210,411 and 29,342,051 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	3	3
Additional paid-in capital	326,335	328,447
Accumulated other comprehensive income	2,977	3,295
Accumulated deficit	(203,212)	(201,753)

Total Maxygen, Inc. stockholders’ equity	126,103	129,992
Non-controlling interests	3,664	4,716

Total stockholders’ equity	129,767	134,708

Total liabilities and stockholders’ equity	$148,113	$152,376

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2010	2011
	(unaudited)
Related party revenue	$1,280	$—
Technology and license revenue	511	—
Grant revenue	330	—

Total revenues	2,121	—

Operating expenses:
Research and development	1,018	567
General and administrative	2,362	3,140

Total operating expenses	3,380	3,707

Loss from operations	(1,259)	(3,707)
Interest income and other income (expense), net	42	(38)

Loss from continuing operations before income taxes	(1,217)	(3,745)
Income tax benefit	—	1,736

Loss from continuing operations	(1,217)	(2,009)
Income (loss) from discontinued operations, net of taxes	(1,209)	4,520

Net income (loss)	(2,426)	2,511
Net income (loss) attributable to non-controlling interests	(430)	1,052

Net income (loss) attributable to Maxygen, Inc.	$(1,996)	$1,459

Basic and diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	$(0.02)	$0.12
Attributable to Maxygen, Inc.	$(0.06)	$0.05
Shares used in basic and diluted net income (loss) per share calculations	31,115	29,225

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2010	2011
	(unaudited)
Operating activities
Loss from continuing operations	$(1,217)	$(2,009)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7	2
Gain on distribution of equity securities	—	(86)
Non-cash stock compensation	361	997
Deferred income tax benefit	—	(1,736)
Valuation of stock portion of distribution payable	—	185
Changes in operating assets and liabilities:
Related party receivable	65	—
Grant and other receivables	330	—
Receivable from Perseid	3,456	299
Prepaid expenses and other current assets	256	62
Deposits and other non-current assets	(160)	8
Accounts payable	(323)	108
Accrued compensation	(817)	(303)
Accrued restructuring charges	(142)	—
Accrued project costs	(68)	23
Other accrued liabilities	(488)	(12)
Deferred revenue	160	—

Net cash provided by (used in) operating activities	1,420	(2,462)

Investing activities
Purchases of available-for-sale securities	(12,210)	—
Maturities of available-for-sale securities	16,790	—

Net cash provided by investing activities	4,580	—

Financing activities
Cash distributions paid to common stockholders	—	(43)
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	15	329
Repurchase of common stock	(7,992)	—

Net cash provided by (used in) financing activities	(7,977)	286

Cash flows used in discontinued operations:
Operating activities	111	569
Investing activities	(118)	(750)

Net cash used in discontinued operations	(7)	(181)

Net decrease in cash and cash equivalents	(1,984)	(2,357)
Cash and cash equivalents at beginning of period	105,598	102,335

Cash and cash equivalents at end of period	$103,614	$99,978

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of March 31, 2011, and for the three months ended March 31, 2010 and 2011, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On March 17, 2011, Astellas Pharma Inc. (“Astellas”) exercised its option to purchase all of the Company’s equity interests in Perseid Therapeutics LLC (“Perseid”), the Company’s majority-owned subsidiary. This transaction is expected to close in the second quarter of 2011 (see Note 3). The Company has reclassified the operating results of Perseid, as well as any related business activities, to discontinued operations in the consolidated financial statements for the three months ended March 31, 2010 and 2011 as a result of the expected transaction. The assets, liabilities and results of operations and cash flows of Perseid have been reported separately as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiaries, Perseid, Maxygen Holdings LLC and Maxygen Holdings Ltd.

The Company is the primary beneficiary of each of its majority-owned subsidiaries, as determined under applicable accounting standards. In connection with the Company’s joint venture arrangement with Astellas, Astellas acquired a minority interest in Perseid. Amounts pertaining to the ownership interests held by Astellas in the operating results and financial position of Perseid are reported as a non-controlling interest. In addition, in May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC, a newly formed majority-owned subsidiary, to a third party for $200,000 in cash and a contingent promissory note. Amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC are also reported as non-controlling interest. At each reporting date, the Company reassesses whether it is still the primary beneficiary of each of its majority-owned subsidiaries. If the Company determines that it is no longer the primary beneficiary, the Company will deconsolidate such subsidiary and record its interest at the fair market value on the date which it deconsolidates, along with any gain or loss at the time of deconsolidation. The Company would then account for its interest using the equity accounting method.

The table below reflects a reconciliation of the equity attributable to non-controlling interests:

Non-controlling interests at December 31, 2010	$3,664
Net income attributable to non-controlling interests	1,052

Non-controlling interests at March 31, 2011	$4,716

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications, when made, did not have any effect on net income (loss) attributable to Maxygen, Inc. and stockholders’ equity.

Revenue Recognition

The Company has generally recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under the Company’s control. The consideration the Company receives is allocated among the separate units of accounting. This allocation is based on vendor specific objective evidence or third-party evidence of selling price, if available; or if neither of these are available the Company’s best estimate of the selling price is used, and the applicable revenue recognition criteria are then considered separately for each of the separate units.

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

Non-refundable payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments may be triggered either by the results of the Company’s research efforts or by events external to the Company that enhance the value of the delivered product, such as regulatory approval to market a product. A milestone is determined to be substantive at the inception of the arrangement and must be reasonable relative to all the deliverables and payment terms, including other potential milestone payments, within the arrangement.

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

The Company has previously been awarded grants from various government agencies related to the Company’s vaccines programs. The terms of these grant agreements ranged from one to five years with various termination dates, the last of which was July 2010. Revenue related to these grant agreements was recognized as the related research and development expenses were incurred. In January 2010, AltraVax, Inc. (“AltraVax”) acquired substantially all of the Company’s vaccine assets, including the related government grants. See Note 8.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. During the periods in which the Company has net income from continuing operations, the diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities.

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended March 31,
	2010	2011
Numerator:

Numerator for basic and diluted loss attributable to Maxygen, Inc. from continuing operations	$(1,217)	$(2,009)

Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from discontinued operations	$(779)	$3,468

Numerator for basic and diluted income (loss) attributable to Maxygen, Inc.	$(1,996)	$1,459

Denominator:

Basic and diluted:
Weighted-average shares used in computing basic and diluted net income (loss) per share	31,115	29,225

Basic and diluted net income (loss) per share

Continuing operations	$(0.04)	$(0.07)

Discontinued operations	$(0.02)	$0.12

Attributable to Maxygen Inc.	$(0.06)	$0.05

Basic and diluted net income (loss) per share from discontinued operations includes net income (loss) attributable to non-controlling interests for all periods presented.

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 8,498,000 options, 154,000 restricted stock units and 933,000 restricted stock awards at March 31, 2010 and 7,505,000 options and 833,000 restricted stock awards at March 31, 2011. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect on results from continuing operations is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis, Inc. (“Codexis”) and its related tax effects, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month periods ended March 31, 2010 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2010	2011
Net income (loss)	$(2,426)	$2,511
Changes in unrealized gains on available-for-sale investment in equity securities, net of related tax effects	—	318
Changes in unrealized gains (losses) on available-for-sale securities	(34)	—

Comprehensive income (loss)	(2,460)	2,829
Comprehensive income (loss) attributable to non-controlling interests	(430)	1,052

Comprehensive income (loss) attributable to Maxygen, Inc.	$(2,030)	$1,777

The changes in unrealized gains on available-for-sale investment in equity securities of $318,000 represent the change in fair value of approximately 508,000 shares of Codexis common stock owned by the Company. The shares of Codexis common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2010	March 31, 2011
Unrealized gains on available-for-sale investment in equity securities	$5,468	$6,004
Tax effects of available-for-sale investment in equity securities	(2,239)	(2,457)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income	$2,977	$3,295

Recent Accounting Pronouncements

During the three months ended March 31, 2011, the Company adopted the following accounting standards:

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the standards for revenue recognition for multiple deliverable revenue arrangements. As amended, the standard eliminates the residual method of allocation and adds the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using the vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The accounting changes are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company adopted this amended standard on a prospective basis on January 1, 2011. The adoption of this amended standard has not had a material effect on the Company’s financial statements.

In April 2010, the FASB issued an accounting standards update related to the milestone method of revenue recognition. The accounting standards update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. The Company has made an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company adopted this accounting standard on January 1, 2011. The adoption of this accounting standard has not had a material effect on the Company’s financial statements.

Stock-Based Compensation

For the three months ended March 31, 2010 and 2011, stock-based compensation expense was allocated as follows (in thousands):

	Three months ended March 31,
	2010	2011
Research and development	$(132)	$18
General and administrative	493	979

Total stock-based compensation expense within continuing operations	$361	$997

No stock-based compensation costs were capitalized as of March 31, 2010 and 2011. There were no recognized tax benefits during the quarters ended March 31, 2010 and 2011.

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

The weighted average assumptions used in the model for options granted in the respective periods are outlined in the following tables:

	Three months ended March 31, 2010	Three months ended March 31, 2011
Expected dividend yield	—	—
Risk-free interest rate	—	2.42%
Expected life	—	6.26
Expected volatility	—	61.61%

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new option grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. For awards to employees in 2011, the expected life of the stock options was calculated under the shortcut method as permitted under applicable SEC accounting guidance. There were no options granted in the three months ended March 31, 2010.

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the joint venture arrangement with Astellas, all remaining unvested restricted stock units became fully vested during 2009. Compensation cost for these awards is based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the three months ended March 31, 2010, the Company recognized a credit to stock based compensation of $392,000. There was no such expense or credit for the three months ended March 31, 2011. The credit to stock-based compensation expense recognized in the first quarter of 2010 resulted from the actual forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate for terminated employees. At March 31, 2011, there was no unrecognized compensation cost related to these awards as no restricted stock units were outstanding at such date.

Restricted Stock

The Company has granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors. An exercise price and monetary payment are not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. Most restricted stock awards are scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In 2010, the Company granted restricted stock awards to employees and the members of its board of directors representing an aggregate of 95,425 shares of Company common stock. In the three months ended March 31, 2011, the Company granted restricted stock awards to employees representing an aggregate of 30,000 shares of Company common stock. For the three months ended March 31, 2010 and 2011, the Company recognized approximately $374,000 and $398,000, respectively, of stock-based compensation expense within continuing operations related to these restricted stock awards. At March 31, 2011, the unrecognized compensation cost related to all restricted stock awards was approximately $4.4 million, which is expected to be recognized on a straight-line basis over the requisite service periods of the awards. At March 31, 2011, there were 832,950 shares of restricted stock awards outstanding.

Contingent Performance Units

In September 2009, the Company granted contingent performance units (“CPUs”) under the 2006 Plan to all employees and board members who held options to purchase Company common stock, and prospectively, the Company also grants CPUs in connection with the grant of all stock option awards. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from past or potential future dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any past or potential future dividends or distributions to the Company’s stockholders. The earned value of any vested CPU will generally be settled in shares of common stock of the Company, but may also be settled, in part, with cash or any property distributed by the Company, or entirely in cash. All unvested CPUs remaining following the Settlement Date will expire immediately. Upon consummation of the acquisition by Astellas of the Company’s equity interests in Perseid, all CPU awards held by employees of Perseid will be settled by the Company in full.

As a result of the Company’s distribution of 5,445,274 shares of Codexis common stock and a special cash distribution in the amount of $1.00 per share in December 2010, the value of the CPU awards became reasonably estimable for financial reporting purposes. These awards were remeasured as of March 31, 2011, as required for liability awards. The Company determined the fair value of the awards of approximately $4.0 million, at March 31, 2011, based on a Monte Carlo simulation using the following assumptions:

March 31, 2011
Expected dividend yield	0%
Risk-free interest rate range	0.93% – 1.41%
Expected life	2.48 – 3.50 years
Expected volatility of Maxygen, Inc. common stock	57.0% to 66.4%
Expected volatility of Codexis common stock	57.1%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at each reporting date, with a term commensurate with the estimated remaining expected life of the award. Expected life is based on the remaining time to settlement for each award. Expected volatility of both Maxygen common stock and Codexis common stock is based on the historical volatility, as available, of such stock commensurate with the expected life of each award.

The Company recognized approximately $614,000 of compensation expense in the three months ended March 31, 2011 related to the CPUs. No compensation expense was recorded in the three months ended March 31, 2010, as the payout of the CPU awards was not deemed probable and estimable at such date. As the CPUs are accounted for as liability awards, the Company will re-measure their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

As the earned distribution value of any vested CPU can be settled in shares of Company common stock, cash or the property distributed to stockholders, and because such property has an inherent ability to appreciate or depreciate in price by the Settlement Date, the Company has reserved from its December 2010 distribution of Codexis common stock, a number of shares of Codexis common stock that it deems sufficient to settle its maximum potential liability related to the earned distribution value for each CPU. At March 31, 2011, the Company had reserved 347,813 shares of Codexis common stock for this purpose.

Profits Interest Units

Perseid has granted profits interest units (“PIUs”) under the Perseid 2009 Equity Incentive Plan to employees of the Company and Perseid who are currently providing services to Perseid. A PIU is a special type of limited liability company common unit that allows the recipient to participate in any future increase in the value of Perseid. The PIUs are designed to attract and retain employees of Perseid and to provide incentive to promote the success of Perseid through the advancement of the MAXY-4 program and other programs. The earned value of a PIU will generally be settled in cash. The PIUs are intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43. Subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting under certain circumstances, the PIUs will vest over four years. The potential value of a PIU, to the extent vested, will be equal to the deemed value of a Perseid common unit at the time of a liquidity event, such as a buy-out of the Company’s equity interest in Perseid by Astellas or the sale of Perseid to another company, less the deemed value of a common unit at the time the PIU was granted.

Upon consummation of the purchase by Astellas of the Company’s equity interest in Perseid, which the Company expects to occur in the second quarter of 2011, Astellas will be obligated to purchase for cash all vested PIUs held by Perseid’s then-current and former employees, consultants, directors and other service providers as of the closing date and to pay cash for all remaining unvested PIUs within six months after closing. This obligation of Astellas to purchase the PIUs is in addition to the purchase price to be paid by Astellas to the Company in exchange for its equity interest in Perseid. In the event of a liquidity event other than a buy-out by Astellas, such as an acquisition of Perseid by another party or a dissolution of Perseid, then the PIUs may be assumed by an acquirer, exchanged for cash at the fair market value of the PIUs, if any, or be replaced with other rights or property, at the discretion of the plan administrator.

Under the Company’s accounting policies related to share-based compensation, management has determined that the fact that the PIUs will only have value upon the occurrence of a liquidity event represents a performance condition. As such, under applicable accounting standards, expense is only recognized if the performance condition is probable of occurring. As of March 31, 2011, the Company has concluded that it is probable that a liquidity event will occur, as a result of Astellas’ exercise of its option to purchase all of the Company’s equity interests in Perseid, and as such has recorded compensation expense of $1.1 million within discontinued operations in the three months ended March 31, 2011, representing the vested value of the PIUs. The amount of unrecognized compensation expense is approximately $4.7 million as of March 31, 2011. This amount will be amortized over the remaining vesting period of the awards, which is four years for all awards from the date of grant, and is subject to accelerated amortization upon any change in control of Perseid, which is expected to occur in the second quarter of 2011. The value of the PIUs was determined based on the option exercise price of $76.0 million on March 17, 2011, the date Astellas exercised its option. Prior to March 17, 2011, the Company concluded that it was not probable that a liquidity event would occur, and therefore no compensation expense was recorded in any periods prior to the three months ended March 31, 2011. As of March 31, 2011 approximately 13.1 million PIUs were outstanding.

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

The Company’s cash equivalents and investments as of March 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$99,978	$—	$—	$99,978
Available-for-sale investment in equity securities	—	6,004	—	6,004

Total	99,978	6,004	—	105,982
Less amounts classified as cash equivalents	(99,978)	—	—	(99,978)

Total investments	$—	$6,004	$—	$6,004

The Company’s cash equivalents and investments as of December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$102,335	$—	$—	$102,335
Available-for-sale investment in equity securities	—	5,468	—	5,468

Total	102,335	5,468	—	107,803
Less amounts classified as cash equivalents	(102,335)	—	—	(102,335)

Total investments	$—	$5,468	$—	$5,468

Unrealized holding gains on available-for-sale securities included in Accumulated other comprehensive income were $6.0 million at March 31, 2011, which were related to the valuation of available-for-sale investment in equity securities. Unrealized gains on available-for-sale securities included in Accumulated other comprehensive income were $5.5 million at December 31, 2010, which were also related to the valuation of available-for-sale investment in equity securities. None of the investments at March 31, 2011 have been in a continuous unrealized loss position for greater than twelve months. At March 31, 2011, all investments had a contractual maturity of less than one year.

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

As a result of these contributions and investments, the Company has an ownership interest in Perseid of approximately 83.3% and Astellas has the remaining ownership interest of approximately 16.7%, as of March 31, 2011. Under the joint venture arrangement, Astellas was granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increased each quarter over the term of the buy-out option, which was scheduled to expire on September 18, 2012 (the third anniversary of the closing). On March 17, 2011, Astellas exercised its option at the then-current option price of $76.0 million and the parties expect to close the transaction in the second quarter of 2011.

Pursuant to the joint venture agreement, Astellas and Perseid entered into a new collaboration agreement pursuant to which Astellas funds substantially all of the costs, subject to certain limitations, related to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). The on-going development costs for the MAXY-4 program have been shared by Astellas and Perseid in accordance with the existing terms of the MAXY-4 co-development and commercialization agreement.

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

Since the formation of Perseid, substantially all of the Company’s protein therapeutics business and research and development operations have been conducted through Perseid. As a result of the exercise by Astellas of its option to purchase the Company’s equity interests in Perseid, the Company has included the results of Perseid in its consolidated financial statements as discontinued operations, with the minority interest of Astellas in Perseid reflected in the Company’s Consolidated Balance Sheet as Non-controlling interests. The Company is not obligated to fund the operations or other capital requirements of Perseid and, upon consummation of the buy-out transaction, Perseid will become a wholly-owned subsidiary of Astellas and the Company will have no further interests or obligations with respect to the business and operations of Perseid, except for the provision of limited transition services between the companies, which the Company expects will continue through the end of the year.

4. Litigation

In December 2001, a lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and its chief executive officer and chief financial officer at the time of the initial public offering, together with certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In February 2003, the court dismissed the Section 10(b) claim against the Company’s former officers. As previously reported, the parties to these cases reached an agreement to settle all claims against all defendants, on terms that would have no material impact on the Company. On October 6, 2009, the Court approved the settlement, over a number of objections. The formal judgment approving the settlement of the Company action was entered November 24, 2009. Multiple notices of appeal from that judgment were filed with the U.S. Court of Appeals for the Second Circuit by various persons with interests in aspects of the settlement. Several of those persons subsequently withdrew their appeals, but two objectors continue to pursue relief from the Second Circuit. The Company cannot predict the outcome of the appeal. Should the settlement approval be overturned, the parties could return to active litigation. In such an event, the Company would intend to defend itself vigorously. However, if the outcome of any such litigation were adverse to the Company and if the Company was required to pay significant damages, its business could be significantly harmed.

On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of

Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases were related before the Honorable James L. Robart, who dismissed the actions by order dated March 12, 2009; the action against the Company was dismissed without prejudice. Plaintiff filed notice of appeals with respect to these dismissals (including the dismissal of the action involving the Company) with the U.S. Court of Appeals for the Ninth Circuit. The underwriters filed a cross appeal seeking to convert the dismissals of certain of the actions (including the action against the Company) to dismissals with prejudice. On December 2, 2010, the Ninth Circuit issued an opinion that affirmed the dismissal of the action involving the Company and converted that dismissal to a dismissal with prejudice. The opinion also disposed of appeals of the other related lawsuits. The Court amended its opinion on January 18, 2011, in a manner that did not affect the Court’s disposition of the case involving the Company. Simmonds and the underwriters subsequently asked the Ninth Circuit to stay its decision to permit them to seek review in the United States Supreme Court, and the Ninth Circuit granted those requests. On April 5, 2011, the plaintiff filed a petition seeking Supreme Court review. The Company cannot predict the outcome of such petition or any further appeals. In any event, because the Simmonds action seeks no relief against the Company, the Company does not believe that any claims in the action, if successfully pursued, would have a material effect on its business.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

5. Commitments

The Company has entered into various operating leases for its facilities and certain computer equipment and material contracts. The leases expire on various dates through 2015. The facility leases were originally scheduled to expire in 2010, but were amended in February 2010 and now expire in 2015 and include scheduled rent increases that will be recognized on a straight-line basis over the term of the leases. Perseid is the primary lessee under the lease agreements and its operations and its employees occupy the majority of the leased space. Maxygen subleases a portion of the facility from Perseid. The facility sublease is terminable by Maxygen with 90 days prior notice to Perseid. The material contracts expire on various dates through 2015.

The following are contractual commitments as of March 31, 2011 associated with lease obligations (in thousands) for the continuing operations:

Year ending December 31,
2011	$123
2012	170
2013	173
2014	179
2015	29

Total commitments	$674

The following are contractual commitments as of March 31, 2011 associated with lease obligations and purchase obligations (in thousands) for the discontinued operations:

Year ending December 31,
2011	$7,374
2012	6,327
2013	1,762
2014	1,119
2015	196

Total commitments	$16,778

6. Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 for each of the three month periods ended March 31, 2010 and 2011.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$99,978	$99,978	$—	$—
Available-for-sale investment in equity securities	6,004	6,004	—	—

Total	$105,982	$105,982	$—	$—

Liabilities:
Stock portion of distribution payable	$1,778	$1,778	—	—

Total	$1,778	$1,778	$—	$—

	As of December 31, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$102,335	$102,335	$—	$—
Available-for-sale investment in equity securities	5,468	5,468	—	—

Total	$107,803	$107,803	$—	$—

Liabilities:
Forward exchange contracts	$7	$—	$7	$—
Stock portion of distribution payable	1,678	1,678	—	—

Total	$1,685	$1,678	$7	$—

As of March 31, 2011, the Company held approximately 508,000 shares of Codexis common stock, which are reflected on the Company’s Condensed Consolidated Balance Sheet as Available-for-sale investment in equity securities of $6.0 million. As the fair value of the Company’s investment in Codexis’ common stock was based on the $11.82 closing price of such stock on March 31, 2011, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. The Company historically accounted for its investment in Codexis under the equity method of accounting, but as a result of the Codexis IPO and subsequent distribution of approximately 5.4 million shares of Codexis common stock by the Company in December 2010, the Company has accounted for its investment in Codexis at March 31, 2011 as an available-for-sale investment.

At December 31, 2010, the Company had foreign currency contracts outstanding in the form of a forward exchange contract in the amount of $93,000. The fair value of the contract of $7,000 is reported as a financial liability in the table above under the Level 2 heading. The fair value of this derivative was determined by a third-party valuation service using a market-based valuation approach. At March 31, 2011, the Company had no foreign currency contracts outstanding. At March 31, 2011, the Company had an obligation to distribute approximately 150,428 shares of Codexis common stock to holders of the Company’s restricted stock awards which remained unvested as of that date. The fair value of this obligation of $1.8 million was determined based on the $11.82 closing price of such stock on March 31, 2011. As this fair value was based on a quoted price in active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above. The Company did not have any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of March 31, 2011 or December 31, 2010.

8. Sale of Vaccines Assets

On January 5, 2010, the Company consummated a transaction with AltraVax pursuant to which AltraVax acquired substantially all of the Company’s vaccines assets, including the related government grants. Under the arrangement, the Company received an upfront payment of $500,000 and a second payment of $525,000 in December 2010, and AltraVax is obligated to pay the Company an additional amount of up to $625,000 by December 31, 2011 as the final payment of the purchase price. The Company is also eligible to receive a certain percentage of any revenue received by AltraVax under contracts involving the Company’s vaccines technology that are entered into by AltraVax for a period of up to two years after the payment by AltraVax of the total purchase price. As part of the transaction, the Company also entered into a license agreement under which it granted AltraVax certain exclusive licenses in the vaccines field and certain non-exclusive licenses in the adjuvants field to the MolecularBreeding™ directed evolution platform and certain ancillary technologies, in each case, subject to existing third party rights to such licensed assets and technology. In October 2010, the Company sold substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ directed evolution platform to Codexis. However, the license agreement between the Company and AltraVax and the licenses granted to AltraVax thereunder remain in effect, and the Company has been granted a license back from Codexis sufficient to satisfy the Company’s license obligations to AltraVax.

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

9. Discontinued Operations

On March 17, 2011, Astellas exercised its option to purchase the Company’s equity interests in Perseid at the then-current option exercise price of $76.0 million. The closing of the acquisition transaction is subject to the Company and Astellas entering into a definitive agreement for the acquisition by Astellas of the preferred units of Perseid held by the Company. The parties expect the transaction to close in the second quarter of 2011. The parties expect the transaction to close in the second quarter of 2011. Upon closing Maxygen will receive $76.0 million in cash and report a gain on sale of discontinued operations. The gain on sale of discontinued operations would include the $76.0 million in cash received (net of any taxes and transaction costs) less the Company’s basis in Perseid on the closing date. Because of Maxygen’s net operating losses and tax credits, the Company does not expect this transaction to create any tax liability for Maxygen.

As a result of the option exercise, the Company reported the financial results and financial condition of Perseid and its related business activities as discontinued operations. The Company expects the provision of limited transition services between Perseid and Maxygen over the remainder of 2011. Summarized balance sheet information for the discontinued operations is as follows (in thousands):

	December 31, 2010	March 31, 2011
Assets:
Cash and cash equivalents	$25,692	$31,717
Related party receivables	5,071	5,098
Prepaid expenses and other current assets	788	1,581
Property and equipment, net	1,665	2,274
Deposits and other assets	1,195	196

Assets of discontinued operations	$34,411	$40,866

Liabilities:
Accounts payable	$1,409	$1,755
Payable to Maxygen	1,127	828
Accrued compensation	1,871	762
Accrued project costs	3,277	2,955
Other accrued liabilities	1,562	2,051
Related party deferred revenue	2,999	2,754
Other liabilities	436	413

Liabilities of discontinued operations	$12,681	$11,518

Summarized operating results for the discontinued operations is as follows (in thousands):

	Three months ended March 31,
	2010	2011
Related party revenue	$9,285	$13,843
Operating expenses:
Research and development	9,786	6,578
General and administrative	633	1,200

Total operating expenses	10,419	7,778

Income (loss) from operations of discontinued operations	(1,134)	6,065
Interest income and other income (expense), net	(75)	(28)

Income (loss) from discontinued operations before income taxes	(1,209)	6,037
Income tax expense	—	(1,517)

Income (loss) from discontinued operations	$(1,209)	$4,520

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on developing improved versions of protein drugs through internal development and external collaborations and other arrangements. We operate substantially all of our research and development operations through Perseid Therapeutics LLC, or Perseid, a majority-owned subsidiary established in September 2009 in connection with a joint venture arrangement with Astellas Pharma, Inc., or Astellas, which holds a minority investment in Perseid. Perseid is focused on the discovery, research and development of multiple protein pharmaceutical programs, including CTLA-4 Ig product candidates that are designed to be superior, next-generation CTLA-4 Ig therapeutics for the treatment of a broad array of autoimmune disorders, including rheumatoid arthritis, and transplant rejection. Under the joint venture arrangement, Astellas was granted an option to acquire all of our ownership interest in Perseid at specified exercise prices that increased each quarter over the term of the option, which was originally scheduled to expire on September 18, 2012.

On March 17, 2011 Astellas exercised its option at the then-current option price of $76.0 million. The closing of the acquisition transaction is subject to Maxygen and Astellas entering into a definitive agreement for the acquisition by Astellas of the preferred units of Perseid held by Maxygen. Our stockholders approved the acquisition in 2009 as part of the joint venture arrangement. The parties expect the transaction to close in the second quarter of 2011. Upon consummation of the acquisition transaction, Perseid will become a wholly-owned subsidiary of Astellas, and we will have no further interests or obligations with respect to the business and operations of Perseid, except for the provision of limited transition services between the companies, which we expect will continue for the remainder of 2011.

In January 2011, Astellas initiated a Phase I clinical study to evaluate a CTLA-4 Ig product candidate of Perseid (designated by Astellas as ASP2408) for the treatment of rheumatoid arthritis and potentially other autoimmune indications. Perseid earned a $10.0 million payment from Astellas for the achievement of this clinical milestone.

In addition to our current majority ownership of Perseid, we continue to retain all rights to our MAXY-G34 program for commercial development of all therapeutic areas, including chemotherapy-induced neutropenia and acute radiation syndrome, or ARS, indications, and we continue to evaluate the potential further development of the program for both indications. MAXY-G34 was designed to be an improved, next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia, and has potential application in the treatment of ARS. On May 3, 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of our MAXY-G34 product candidate as a potential medical countermeasure for ARS. The submission is in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA seeks to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. We expect to receive a response from BARDA regarding this proposal in the second half of 2011. However, there can be no assurance that we will receive a response from BARDA in the expected time period or be awarded any contract under this BAA. In connection with this submission, we have commenced certain limited research and development activities for our MAXY-G34 program.

As of March 31, 2011, we held approximately $100.0 million in cash and cash equivalents (excluding $31.7 million of cash held by Perseid as of such date which is included within assets of discontinued operations). We also remain eligible for a payment of up to $30.0 million from Bayer HealthCare LLC, or Bayer, related to the sale of our hematology assets to Bayer in July 2008.

The consummation of the pending acquisition by Astellas of our equity interests in Perseid will largely complete a multi-year strategic process to manage our assets and arrangements to maximize the return to our stockholders. We expect to continue to realize value for our stockholders by focusing our efforts on the consummation of the pending acquisition transaction with Astellas, the potential receipt of the payment from Bayer, and on our evaluation of the potential continued development of our MAXY-G34 product candidate.

In addition, given that we continue to have large cash reserves, we expect to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. If appropriate opportunities become available, we may also consider and evaluate using a portion of our cash reserves to acquire additional businesses, assets, technologies, or products. Our plans with respect to any future distributions or acquisitions will be largely dependent on the consummation of the acquisition transaction with Astellas, whether we receive the remaining payment from Bayer, any future developments related to the success of our MAXY-G34 program and the future financial commitments and longer term operational requirements related to these assets.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiary, Maxygen Holdings LLC. Discontinued operations consist of the results of Perseid and related predecessor operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. We did not record any revenues in the three months ended March 31, 2011, compared to $2.1 million of revenue in the same period in 2010.

There was no related party revenue in the three months ended March 31, 2011, compared to $1.3 million in the same period in 2010. Related party revenue in the 2010 period consisted of revenues received by us under our prior licensing arrangement with Codexis, Inc., or Codexis, which was terminated in October 2010 in connection with the acquisition by Codexis of the intellectual property rights associated with the MolecularBreeding™ directed evolution platform. As a result of the sale of our MolecularBreeding™ directed evolution platform to Codexis and the related termination of our license agreement with Codexis, we will not be eligible for any further payments or potential royalties from Codexis under the prior license agreement.

There was no technology and license revenue in the three months ended March 31, 2011, compared to $511,000 in the same period in 2010. Technology and license revenue for the three months ended March 31, 2010 consisted primarily of the initial $500,000 payment we received from AltraVax, Inc., or AltraVax, in January 2010 in connection with its acquisition of substantially all of our vaccines assets.

There was no grant revenue for the three months ended March 31, 2011, compared with $330,000 for the three months ended March 31, 2010. For the three months ended March 31, 2010, revenue from government research grants consisted solely of funds from two Department of Defense, or DOD, grants. The transfer of these grants to AltraVax was confirmed by the DOD in the second quarter of 2010, with an effective date of January 1, 2010. As a result, we recorded a reversal of $330,000 of revenue under the DOD grants in the second quarter of 2010.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and benefits, external contract research costs, consultants, and patent research costs. Research and development expenses were $567,000 in the three months ended March 31, 2011, compared to $1.0 million in the same period in 2010. The decrease in our research and development expenses for the three month period was primarily due to reduced salaries and benefits, the elimination of external collaborative research costs related to government grants that were transferred to AltraVax in second quarter of 2010, and a reduction of other operating expenses.

The product development programs of Maxygen are at an early stage and may not result in any marketed products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impractical to manufacture in commercial quantities at reasonable costs and with acceptable quality and may be barred from commercialization if they are found to infringe or otherwise violate a third party’s intellectual property rights. In addition, competitors may develop superior competing products. Furthermore, it is uncertain which of our internally developed product candidates will be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010, including in the section of that report entitled “Item 1A – Risk Factors.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost in any particular case.

Research and development expenses may increase during the remainder of the year, depending on the timing and scope of any continued development of our MAXY-G34 program.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $3.1 million for the three months ended March 31, 2011, compared to $2.4 million in the comparable period in 2010. The increase in general and administrative expenses in the three month period was primarily due to an increase in stock compensation expense resulting from the valuation of the CPU awards as the result of our distribution of Codexis stock and cash to stockholders in the fourth quarter of 2010.

Our general and administrative expenses for the remainder of 2011 may fluctuate when compared to the first quarter of 2011 depending on, among other things, the use of external consultants and market analysis and the expenditures for legal and accounting services.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash and cash equivalents, foreign currency gains or losses, change in value of stock portion of distribution payable, gains or losses on the distribution of equity securities held for sale, and gain or loss on disposal of equipment. Amounts included in interest income and other income (expense), net, are as follows (in thousands):

	Three months ended March 31,
	2010	2011
Interest income	$72	$38
Foreign exchange gains (losses)	(28)	23
Change in value of stock portion of distribution payable	—	(184)
Gain on distribution of equity securities	—	85
Losses on disposal of equipment	(2)	—

Total interest income and other income (expense), net	$42	$(38)

The decrease in interest income and other income (expense), net, from the 2010 period to the 2011 period was primarily as a result of the increase in value of the stock portion of distribution payable, partially offset by the gain recognized in connection with the distribution of equity securities.

Income Tax Benefit

During the three months ended March 31, 2011, we recorded a $1.7 million tax benefit within continuing operations. This tax benefit consists of $1.5 million related to net operating losses from continuing operations that may be realized based on our estimate of future taxable income, including the gain from discontinued operations, coupled with a $0.2 million benefit related to the tax effect of the change in unrealized gains on our available-for-sale investments. This tax benefit was offset by $1.5 million tax expense in discontinued operations and $0.2 million tax expense in other comprehensive income. The final determination of the amount taxable to us will be assessed upon the actual completion of the acquision transaction with Astellas.

Discontinued Operations

Included in our results of operations is a gain from discontinued operations (primarily the operations of Perseid) of $4.5 million for the three months ended March 31, 2011, compared with a loss from discontinued operations of $1.2 million for the three months ended March 31, 2010.

Related party revenue from discontinued operations was $13.8 million in the three months ended March 31, 2011, compared with $9.3 million in the three months ended March 31, 2010. Related party revenue increased primarily due to the recognition of a $10.0 million milestone payment earned by Perseid in the 2011 period, partially offset by the completion of the amortization of the upfront payment received from Astellas during 2010.

Research and development expenses from discontinued operations were $6.6 million in the three months ended March 31, 2011, compared with $9.8 million in the three months ended March 31, 2010. Research and development expenses decreased primarily due to the timing of certain manufacturing activities. General and administrative expenses from discontinued operations were $1.2 million in the three months ended March 31, 2011 and were $633,000 in the comparable periods of 2010. General and administrative expenses increased primarily due to the recognition of stock compensation expense.

Interest income and other, net, from discontinued operations was a loss of $28,000 in the three months ended March 31, 2011, compared with a loss of $75,000 in the three months ended March 31, 2010.

Tax expense from discontinued operations was $1.5 million in the three months ended March 31, 2011. There was no tax expense in the three months ended March 31, 2010.

Recent Accounting Pronouncements

During the three months ended March 31, 2011, we adopted the following accounting standards:

In September 2009, the Financial Accounting Standards Board, or FASB, amended the standards for revenue recognition for multiple deliverable revenue arrangements. As amended, the standard eliminates the residual method of allocation and adds the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using the vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The accounting changes are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We adopted this amended standard on a prospective basis on January 1, 2011. The adoption of this amended standard has not had a material effect on our financial statements.

In April 2010, the FASB issued an accounting standards update related to the milestone method of revenue recognition. The accounting standards update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. We have made an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We adopted this accounting standard on January 1, 2011. The adoption of this accounting standard has not had a material effect on our financial statements.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. In October 2010, Codexis paid us a total purchase price of $20.0 million in connection with the sale of our MolecularBreeding™ directed evolution platform assets, of which $4.0 million will be held in escrow for twelve months, with $2.0 million of such amount to be held in escrow for a total of twenty-three months, in each case to satisfy any of our indemnification obligations under the purchase agreement. In September 2009, as a result of the consummation of the joint venture agreement between us and Astellas, we received $10.0 million from Astellas for its investment in Perseid. In May 2009, we received a non-refundable option fee of $500,000 from Cangene Corporation, or Cangene, for the option to license certain MAXY-G34 related intellectual property rights for the potential fulfillment of government contracts relating to the treatment of ARS. However, our option and license agreement with Cangene expired in July 2010, and we are not eligible for any future payments under this agreement.

In July 2008, we recognized $90.6 million in revenue from Bayer in connection with the sale of our hematology assets and the grant of certain license rights to the MolecularBreeding™ directed evolution platform, which included an up-front cash payment of $90.0 million. In September 2008, we received an upfront fee of $10.0 million from Astellas under the co-development and commercialization agreement with Astellas for our MAXY-4 product candidates (which agreement was assigned to Perseid).

In December 2009, we completed the repurchase of approximately 7.3 million shares of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million. In March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million, and from June 1 through December 31, 2010, we repurchased an additional 1.2 million shares of our common stock under an open market repurchase program at an aggregate purchase price of approximately $6.9 million. As of March 31, 2011, we had $100.0 million in cash and cash equivalents on a consolidated basis. This amount excludes $31.7 million in cash and cash equivalents of Perseid, which is reported within Assets of discontinued operations at March 31, 2011.

In December 2010, we completed a distribution of a majority of our investment in Codexis to our stockholders. In aggregate, we distributed 5.4 million shares of Codexis common stock to our stockholders on December 14, 2010. The closing price of Codexis common stock on December 14, 2010 was $9.75. The remaining 507,966 shares of Codexis common stock that we held at March 31, 2011 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $29.2 million in the aggregate.

In March 2011, Astellas exercised its option to acquire all of our ownership interest in Perseid at the then-current option price of $76.0 million. The closing of the acquisition transaction is subject to Maxygen and Astellas entering into a definitive agreement for the acquisition by Astellas of the preferred units of Perseid held by Maxygen. Our stockholders approved the acquisition in 2009 as part of the joint venture arrangement. The parties expect the transaction to close in the second quarter of 2011. We are not obligated to fund the operations or other capital requirements of Perseid. Upon consummation of the acquisition transaction, Perseid will become a wholly-owned subsidiary of Astellas, and we will have no further interests or obligations with respect to the business and operations of Perseid, except for the provision of limited transition services between the companies, which we expect will continue through the end of the year.

Net cash provided by operating activities was $1.4 million in the three months ended March 31, 2010, compared to cash used in operating activities of $2.5 million in the comparable period in 2011. Cash used in the 2011 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, and a reduction in accrued compensation. These uses of cash were partially offset by changes in the intercompany accounts with Perseid. The net cash provided by operating activities in the 2010 period primarily consisted of changes in the intercompany accounts with Perseid and other receivables. These changes were partially offset by a loss from continuing operations, adjusted to exclude certain non-cash items, a reduction in accrued compensation and an increase in other accrued liabilities and accounts payable.

Net cash provided by investing activities was $4.6 million in the three months ended March 31, 2010. The cash provided by investing activities during the 2010 period was related to maturities of available-for-sale securities in excess of purchases. No cash was provided or used in investing activities in the 2011 period. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash used in financing activities was $8.0 million in the three months ended March 31, 2010, compared with $286,000 provided by financing activities in the comparable period in 2011. The net cash used in financing activities during 2010 was primarily due to repurchases of our common stock. The net cash provided by financing activities during the 2011 period was due to the net proceeds received from issuance of common stock pursuant to stock option exercises, and to a lesser extent, the distribution of cash, upon vesting, to holders of restricted stock awards.

Net cash used in discontinued operations was $7,000 in the three months ended March 31, 2010, compared to $181,000 in the 2011 period. Both the 2010 and 2011 periods consisted of purchases of capital equipment, partially offset by net cash provided by operating activities. As a result of the exercise of Astellas’ option to acquire our equity interests in Perseid, we do not expect any material cash flows from discontinued operations in the future.

The following are contractual commitments as of March 31, 2011 associated with lease obligations and purchase obligations (in thousands) for the continuing operations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$674	$123	$521	$30	$—

Total	$674	$123	$521	$30	$—

The following are contractual commitments as of March 31, 2011 associated with lease obligations and purchase obligations (in thousands) for the discontinued operations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$2,922	$534	$2,258	$130	$—
Purchase obligations(1)	13,856	6,839	6,949	68	—

Total	$16,778	$7,373	$9,207	$198	$—

(1)	Consists of purchase commitments to various third parties primarily related to the MAXY-4 program.

We are eligible for a potential payment of up to $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. In addition, as a result of the exercise by Astellas of its option to acquire all of our ownership interest in Perseid, we are eligible to receive $76.0 million from Astellas upon consummation of the acquisition transaction, which the parties expect to occur in the second quarter of 2011. Prior to consummation of this transaction, Perseid remains eligible to receive potential milestone and event based payments from Astellas based on the achievement of certain events related to the development and commercialization of the MAXY 4 program. However, there can be no assurances that either we or Perseid will receive any milestone, event based payments or other proceeds under any of these agreements. In addition, any payments related to milestones achieved under the co-development and commercialization agreement between Perseid and Astellas for the MAXY 4 program would be paid to Perseid and, as a result, such funds would not be directly available to Maxygen.

As of March 31, 2011, we had $100.0 million in cash and cash equivalents (excluding $31.7 million of cash held by Perseid as of such date which is included within assets of discontinued operations). We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three months ended March 31, 2011. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 1A. RISK FACTORS

The following risk factor materially amends a risk factor previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2010. Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2010.

The prospects for commercializing or realizing any value from our MAXY-G34 product candidate are highly uncertain.

Our MAXY-G34 program was not transferred to Perseid in connection with the joint venture arrangement with Astellas, and we continue to retain all rights to the MAXY-G34 program for commercial development of all therapeutic areas, including all rights for chemotherapy-induced neutropenia and ARS indications. However, in 2008, we announced the delay of both Phase III manufacturing and the Phase IIb trial of our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia until we identify a partner who will share the costs of these activities. To date, we have not identified a suitable partner for this program, and there can be no assurances that we will enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia. Accordingly, absent a collaborative or other arrangement, we will further delay or cease development of MAXY-G34 for the treatment of chemotherapy-induced neutropenia, which would adversely affect our ability to realize any value from this program.

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

In addition, on May 3, 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of our MAXY-G34 product candidate as a potential medical countermeasure for acute radiation syndrome, or ARS. The submission is in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA seeks to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. The timing for an award under this BAA remains uncertain. There can be no assurance that we will receive a response from BARDA in the expected time period or will be awarded a grant under this BAA or any similar solicitation, or if we receive an award, that we will be able to satisfy any of the conditions of such award, that we can begin to receive any proceeds from any such award within any specific period of time or that we can successfully commence or continue the development of MAXY-G34 for ARS under such award. There may also be unexpected funding delays, reductions and/or the elimination of BARDA funding under this BAA. If we are not awarded a contract under this BAA or a similar solicitation, we may be unable to continue the development of MAXY-G34 for ARS or any other indication or realize any value from this program.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

MAXYGEN, INC.

May 5, 2011	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer