Form 10-Q
period 2011-06-30
MAXYGEN INC
filed 2011-08-08
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 29,696,871 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

INDEX

Part I FINANCIAL INFORMATION

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its current and former majority-owned subsidiaries, Perseid Therapeutics LLC, Maxygen Holdings LLC and Maxygen Holdings Ltd. In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

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

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	our ability to retain key employees to maintain our ongoing operations and, if necessary, our ability to successfully grow our business and hire qualified personnel;

•	the establishment, development and maintenance of any manufacturing or collaborative relationships;

•	our ability to protect our intellectual property portfolio and rights;

•	our ability to identify and develop new potential products;

•	the attributes of any products we, or any of our collaborative partners, may develop;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
		(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$102,335	$171,372
Receivable from Perseid	1,127	662
Available-for-sale investment in equity securities	5,468	4,756
Prepaid expenses and other current assets	2,564	2,499
Assets of discontinued operations	34,411	—

Total current assets	145,905	179,289
Property and equipment, net	67	62
Other noncurrent assets	2,141	2,124

Total assets	$148,113	$181,475

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$592	$526
Accrued compensation	1,610	1,485
Distribution payable	626	988
Other accrued liabilities	938	718
Liabilities of discontinued operations	12,681	—

Total current liabilities	16,447	3,717
Non-current distribution payable	1,899	964
Other non-current liabilities	—	373

Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,210,411 and 29,209,964 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	3	3
Additional paid-in capital	326,335	320,886
Accumulated other comprehensive income	2,977	2,555
Accumulated deficit	(203,212)	(147,232)

Total Maxygen, Inc. stockholders’ equity	126,103	176,212
Non-controlling interests	3,664	209

Total stockholders’ equity	129,767	176,421

Total liabilities and stockholders’ equity	$148,113	$181,475

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(unaudited)
Related party revenue	$510	$—	$1,790	$—
Technology and license revenue	—	3	511	3
Grant revenue	(330)	—	—	—

Total revenues	180	3	2,301	3
Operating expenses:
Research and development	744	783	1,762	1,350
General and administrative	2,004	2,638	4,366	5,778
Restructuring charge	(98)	—	(98)	—

Total operating expenses	2,650	3,421	6,030	7,128

Loss from operations	(2,470)	(3,418)	(3,729)	(7,125)
Interest income and other income, net	244	596	286	558

Loss from continuing operations before income taxes	(2,226)	(2,822)	(3,443)	(6,567)

Income tax benefit for continuing operations	297	638	297	2,374

Loss from continuing operations	(1,929)	(2,184)	(3,146)	(4,193)

Discontinued Operations:

Income (loss) from discontinued operations	3,906	(4,735)	2,697	1,302

Gain on sale of discontinued operations	—	62,219	—	62,219

Income tax expense for discontinued operations	—	(1,521)	—	(3,038)

Income from discontinued operations	3,906	55,963	2,697	60,483

Net income (loss)	1,977	53,779	(449)	56,290

Net income (loss) attributable to non-controlling interests	467	(742)	37	310

Net income (loss) attributable to Maxygen, Inc.	$1,510	$54,521	$(486)	$55,980

Basic and diluted net income (loss) per share:
Continuing operations	$(0.06)	$(0.07)	$(0.10)	$(0.14)
Discontinued operations	$0.11	$1.93	$0.08	$2.05
Attributable to Maxygen, Inc.	$0.05	$1.86	$(0.02)	$1.91

Shares used in basic and diluted net income (loss) per share calculations	31,091	29,344	31,103	29,284

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2010	2011
	(unaudited)
Operating activities
Loss from continuing operations	$(3,146)	$(4,193)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	12	5
Gain on distribution of equity securities	—	(249)
Non-cash stock compensation	1,010	1,954
Valuation of stock purchase warrants	(211)	—
Deferred income tax benefit	(297)	(2,374)
Valuation of stock portion of distribution payable	—	(221)
Changes in operating assets and liabilities:
Related party receivable	65	—
Grant and other receivables	473	—
Receivable from Perseid	2,828	465
Prepaid expenses and other current assets	226	65
Deposits and other non-current assets	(157)	17
Accounts payable	(910)	(66)
Accrued compensation	(641)	(787)
Accrued restructuring charges	(4,334)	—
Other accrued liabilities	840	(342)
Deferred revenue	(865)	—

Net cash used in operating activities	(5,107)	(5,726)

Investing activities
Purchases of available-for-sale securities	(11,975)	—
Maturities of available-for-sale securities	35,508	—
Proceeds from sale of discontinued operations	—	76,000

Net cash provided by investing activities	23,533	76,000

Financing activities
Cash distributions paid to common stockholders	—	(103)
Sale of subsidiary shares to non-controlling interest	200	—
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	(649)	303
Repurchase of common stock	(9,434)	(1,255)

Net cash used in financing activities	(9,883)	(1,055)

Cash flows provided by (used in) discontinued operations:
Operating activities	(690)	568
Investing activities	(428)	(750)

Net cash used in discontinued operations	(1,118)	(182)

Net increase in cash and cash equivalents	7,425	69,037
Cash and cash equivalents at beginning of period	105,598	102,335

Cash and cash equivalents at end of period	$113,023	$171,372

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of June 30, 2011, and for the three and six months ended June 30, 2010 and 2011, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

On May 16, 2011, Astellas Pharma Inc. (“Astellas”) completed the purchase of the Company’s equity interests in Perseid Therapeutics LLC (“Perseid”), the Company’s former majority-owned subsidiary (see Note 3). As a result of the transaction, the Company has reclassified the operating results of Perseid, as well as any related business activities, to discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2010 and 2011. The assets, liabilities and results of operations and cash flows of Perseid have been reported separately as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company, its current wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., and its current majority-owned subsidiary, Maxygen Holdings LLC. The consolidated financial statements also include the amounts of the Company’s former majority-owned subsidiaries, Maxygen Holdings Ltd. (through its dissolution on December 31, 2010) and Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 3).

Prior to its acquisition by Astellas on May 16, 2011, the Company was the primary beneficiary of Perseid, as determined under applicable accounting standards. In connection with the Company’s prior joint venture arrangement with Astellas, Astellas had acquired a minority interest in Perseid. Prior to the acquisition amounts pertaining to the ownership interests held by Astellas in the operating results and financial position of Perseid were reported as a non-controlling interest. In addition, the Company is the primary beneficiary of its majority-owned subsidiary, Maxygen Holdings LLC. In May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC to a third party for $200,000 in cash and a contingent promissory note. Amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC are reported as non-controlling interest. At each reporting date, the Company reassesses whether it is still the primary beneficiary of Maxygen Holdings LLC. If the Company determines that it is no longer the primary beneficiary, the Company will deconsolidate Maxygen Holdings LLC and record its interest at the fair market value on the date which it deconsolidates, along with any gain or loss at the time of deconsolidation. The Company would then account for its interest using the equity accounting method.

The table below reflects a reconciliation of the equity attributable to non-controlling interests:

Non-controlling interests at December 31, 2010	$3,664
Net income attributable to non-controlling interest through May 16, 2011	310

Non-controlling interests at May 16, 2011	3,974
Deconsolidation of Perseid at May 16, 2011	(3,765)

Non-controlling interests at June 30, 2011	$209

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Numerator:

Numerator for basic and diluted loss attributable to Maxygen, Inc. from continuing operations	$(1,929)	$(2,184)	$(3,146)	$(4,193)

Numerator for basic and diluted income attributable to Maxygen, Inc. from discontinued operations	$3,439	$56,705	$2,660	$60,173

Numerator for basic and diluted income (loss) attributable to Maxygen, Inc.	$1,510	$54,521	$(486)	$55,980

Denominator:

Basic and diluted:
Weighted-average shares used in computing basic and diluted net income per share	31,091	29,344	31,103	29,284

Basic and diluted net income (loss) per share

Continuing operations	$(0.06)	$(0.07)	$(0.10)	$(0.14)

Discontinued operations	$0.11	$1.93	$0.08	$2.05

Attributable to Maxygen Inc.	$0.05	$1.86	$(0.02)	$1.91

Basic and diluted net income (loss) per share from discontinued operations includes net income (loss) attributable to non-controlling interests for all periods presented.

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 8,372,000 options and 994,000 shares of restricted stock at June 30, 2010 and 6,854,000 options and 785,000 shares of restricted stock at June 30, 2011. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect on results from continuing operations is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis, Inc. (“Codexis”) and its related tax effects, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three and six month periods ended June 30, 2010 and 2011 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Net income (loss)	$1,977	$53,779	$(449)	$56,290
Changes in unrealized gains (losses) on available-for-sale investment in equity securities, net of related tax effects	9,010	(740)	9,010	(422)
Changes in unrealized losses on available-for-sale securities	(6)	—	(40)	—

Comprehensive income	10,981	53,039	8,521	55,868
Comprehensive income (loss) attributable to non-controlling interests	467	(742)	37	310

Comprehensive income attributable to Maxygen, Inc.	$10,514	$53,781	$8,484	$55,558

The changes in unrealized gains on available-for-sale investment in equity securities of $740,000 and $422,000 represent the change in fair value of approximately 494,000 shares of Codexis common stock owned by the Company in the three and six months ended June 30, 2011. The shares of Codexis common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2010	June 30, 2011
Unrealized gains on available-for-sale investment in equity securities	$5,468	$4,756
Tax effects of available-for-sale investment in equity securities	(2,239)	(1,949)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income	$2,977	$2,555

Recent Accounting Pronouncements

During the six months ended June 30, 2011, the Company adopted the following accounting standards:

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

Stock-Based Compensation

For the three and six months ended June 30, 2010 and 2011, stock-based compensation expense was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Research and development	$43	$390	$(105)	$408
General and administrative	602	567	1,115	1,546

Total stock-based compensation expense within continuing operations	$645	$957	$1,010	$1,954

No stock-based compensation costs were capitalized as of June 30, 2010 and 2011. There were no recognized tax benefits during the quarters ended June 30, 2010 and 2011. As a result of the acquisition by Astellas of the Company’s equity interests in Perseid, the vesting of all unvested stock options and restricted stock awards held by Perseid employees was accelerated on May 16, 2011. Compensation expense recorded in the three months ended June 30, 2011 attributable to the accelerated vesting was approximately $494,000.

Stock Options

The exercise price of each stock option equals the closing market price of the Company’s stock on the date of grant. Stock options are scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options.

The weighted average assumptions used in the model for options granted in the respective periods are outlined in the following tables:

	Three months ended June 30, 2010	Three months ended June 30, 2011
Expected dividend yield	—	—
Risk-free interest rate	2.96%	2.26%
Expected life	6.26 years	6.26 years
Expected volatility	58.64%	61.46%

	Six months ended June 30, 2010	Six months ended June 30, 2011
Expected dividend yield	—	—
Risk-free interest rate	2.96%	2.26% to 2.42%
Expected life	6.26 years	6.26 years
Expected volatility	58.64%	61.46% to 61.61%

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new option grants is based on historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. For awards to employees, the expected life of the stock options was calculated under the shortcut method as permitted under applicable accounting guidance from the Securities and Exchange Commission.

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the joint venture arrangement with Astellas, all remaining unvested restricted stock units became fully vested during 2009. Compensation cost for these awards was based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the six months ended June 30, 2010, the Company recognized a credit to stock based compensation of $392,000. There was no such expense or credit for the six months ended June 30, 2011. The credit to stock-based compensation expense recognized in the first quarter of 2010 resulted from the actual forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate for terminated employees. At June 30, 2011, there was no unrecognized compensation cost related to these awards as no restricted stock units were outstanding at such date.

Restricted Stock

The Company has granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors. An exercise price and monetary payment are not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock awards are scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In 2010, the Company granted restricted stock awards to employees and the members of its board of directors representing an aggregate of 95,425 shares of Company common stock. In the six months ended June 30, 2011, the Company granted restricted stock awards to employees and board members representing an aggregate of 99,500 shares of Company common stock. For the three and six months ended June 30, 2011, the Company recognized approximately $620,000 and $1,018,000, respectively, of stock-based compensation expense within continuing operations related to these restricted stock awards. For the three and six months ended June 30, 2010, the Company recognized approximately $393,000 and $767,000, respectively, of stock-based compensation expense within continuing operations related to these restricted stock awards. At June 30, 2011, the unrecognized compensation cost related to all restricted stock awards was approximately $4.2 million, which is expected to be recognized on a straight-line basis over the requisite service periods of the awards. At June 30, 2011, there were 784,874 shares of restricted stock outstanding under these awards.

Contingent Performance Units

In September 2009, the Company granted contingent performance units (“CPUs”) under the 2006 Plan to all employees and board members who held options to purchase Company common stock, and the Company has also granted CPUs in connection with the grant of new stock option awards. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from past or potential future dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any past or potential future dividends or distributions to the Company’s stockholders. The earned value of any vested CPU will generally be settled in shares of common stock of the Company, but may also be settled, in part, with cash or any property distributed by the Company, or entirely in cash. All unvested CPUs remaining following the Settlement Date will expire immediately.

As a result of the acquisition by Astellas of the Company’s equity interests in Perseid, all CPU awards held by employees of Perseid were settled in full on May 16, 2011. In total, 72,271 CPUs were deemed earned, based on (i) the fair value of the Company’s common stock; (ii) the fair value of the Codexis, Inc. common stock; and (iii) the $1.00 per share cash distribution made in December 2010. The remaining 593,564 CPUs granted to these employees expired immediately. Approximately $565,000 in cash was paid to settle the 72,271 CPUs. During the six months ended June 30, 2011, an additional 110,493 CPUs were cancelled as a result of employee terminations and 65,210 CPUs were granted, with 1,148,460 CPUs remaining outstanding at June 30, 2011.

As a result of the Company’s distribution of 5,445,274 shares of Codexis common stock and a special cash distribution in the amount of $1.00 per share in December 2010, the value of the CPU awards became reasonably estimable for financial reporting purposes. These awards were remeasured as of June 30, 2011, as required for liability awards. The Company determined the fair value of the outstanding awards to be approximately $2.1 million at June 30, 2011, based on a Monte Carlo simulation using the following assumptions:

Three months ended June 30, 2011
Expected dividend yield	0%
Risk-free interest rate range	0.64% – 1.23%
Expected life	2.23 – 3.67 years
Expected volatility of Maxygen, Inc. common stock	45.3% to 64.5%
Expected volatility of Codexis, Inc. common stock	55.0%

Six months ended June 30, 2011
Expected dividend yield	0%
Risk-free interest rate range	0.64% – 1.41%
Expected life	2.23 – 3.67 years
Expected volatility of Maxygen, Inc. common stock	45.3% to 66.4%
Expected volatility of Codexis, Inc. common stock	55.0 – 57.1%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at each reporting date, with a term commensurate with the estimated remaining expected life of the award. Expected life is based on the remaining time to settlement for each award. Expected volatility of both the Company’s common stock and the Codexis, Inc. common stock is based on the historical volatility, as available, of such stock commensurate with the expected life of each award.

The Company recognized approximately $48,000 and $662,000 of compensation expense in the three and six month periods ended June 30, 2011 related to the CPUs. No compensation expense was recorded in the three and six-month periods ended June 30, 2010, as the payout of the CPU awards was not deemed probable and estimable at such date. As the CPUs are accounted for as liability awards, the Company will re-measure their fair value at each reporting date and will record compensation expense utilizing a straight-line attribution method.

As the earned distribution value of any vested CPU can be settled in shares of Company common stock, cash or the property distributed to stockholders, and because such property has an inherent ability to appreciate or depreciate in price by the Settlement Date, the Company has reserved from its December 2010 distribution of Codexis common stock, a number of shares of Codexis common stock that it deems sufficient to settle its maximum potential liability related to the earned distribution value for each CPU. At June 30, 2011, the Company had reserved 347,813 shares of Codexis common stock for this purpose.

Profits Interest Units

Perseid granted profits interest units (“PIUs”) under the Perseid 2009 Equity Incentive Plan to employees of Perseid and to employees of the Company who were providing services to Perseid. A PIU is a special type of limited liability company common unit that allowed the recipient to participate in the increase in the value of Perseid. The PIUs were intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43. The PIUs were originally scheduled to vest over four years, subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting under certain circumstances.

In connection with the consummation of the purchase by Astellas of the Company’s equity interest in Perseid on May 16, 2011, Astellas purchased for cash all vested PIUs held by Perseid’s then-current and former employees and other service providers as of the closing date and Astellas is obligated to pay cash for all remaining unvested PIUs on or before November 16, 2011 (six months after closing). The cash value of a PIU is equal to the deemed value of a Perseid common unit at the time of the buy-out of the Company’s equity interest in Perseid by Astellas (based on the option exercise price), less the deemed value of a common unit at the time the PIU was granted.

The Company has recorded compensation expense associated with the PIUs of $3.2 million and $4.4 million within discontinued operations in the three and six month periods ended June 30, 2011. Since the Company deconsolidated Perseid’s financial results from its consolidated financial statements on May 16, 2011, the date of the acquisition of Perseid by Astellas, no further compensation expense will be recorded in connection with these awards. The value of the PIUs was determined based on the option exercise price of $76.0 million on March 17, 2011, the date Astellas exercised its option.

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

The Company’s cash equivalents and investments as of June 30, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$171,372	$—	$—	$171,372
Available-for-sale investment in equity securities	—	4,756	—	4,756

Total	171,372	4,756	—	176,128
Less amounts classified as cash equivalents	(171,372)	—	—	(171,372)

Total investments	$—	$4,756	$—	$4,756

The Company’s cash equivalents and investments as of December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$102,335	$—	$—	$102,335
Available-for-sale investment in equity securities	—	5,468	—	5,468

Total	102,335	5,468	—	107,803
Less amounts classified as cash equivalents	(102,335)	—	—	(102,335)

Total investments	$—	$5,468	$—	$5,468

Unrealized holding gains on available-for-sale securities included in Accumulated other comprehensive income were $4.8 million at June 30, 2011, which were related to the valuation of available-for-sale investment in equity securities. Unrealized gains on available-for-sale securities included in Accumulated other comprehensive income were $5.5 million at December 31, 2010, which were also related to the valuation of available-for-sale investment in equity securities. None of the investments at June 30, 2011 have been in a continuous unrealized loss position for greater than twelve months. At June 30, 2011, all investments had a contractual maturity of less than one year.

3. Perseid Therapeutics LLC

On June 30, 2009, the Company entered into a joint venture agreement with Astellas and Astellas Bio Inc. (“Astellas Bio”), a wholly-owned subsidiary of Astellas, relating to the establishment of Perseid. Pursuant to the joint venture agreement, the Company contributed substantially all of its programs and technology assets in protein pharmaceuticals, including the Company’s MAXY-4 co-development and commercialization agreement with Astellas (but excluding its MAXY-G34 program), in exchange for an ownership interest in Perseid. At the closing, each of the Company and Astellas Bio also invested $10.0 million of cash in Perseid.

As a result of these contributions and investments, the Company had an ownership interest in Perseid of approximately 83.3% and Astellas Bio had the remaining ownership interest of approximately 16.7%. Under the joint venture arrangement, Astellas Bio was granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increased each quarter over the term of the buy-out option, which was scheduled to expire on September 18, 2012 (the third anniversary of the closing). On March 17, 2011, Astellas exercised its option at the $76.0 million option price in effect on the date of exercise.

Under the purchase agreement, Astellas Bio purchased all of the Company’s equity interests in Perseid for $76.0 million in cash. The purchase agreement included customary representations, warranties and covenants of the Company and Astellas Bio. The transaction contemplated under the purchase agreement closed concurrently with the execution and delivery of the purchase agreement on May 16, 2011 (the “Closing Date”).

As a result of the consummation of the purchase agreement, Perseid has become a wholly-owned subsidiary of Astellas Bio, and the Company has no further interests or obligations with respect to the business and operations of Perseid, except for the ongoing technology license agreement between the companies entered into as a part of the 2009 joint venture arrangement, the provision of limited transition services between the companies (as described below) or as otherwise provided under the purchase agreement.

In connection with the transaction, Astellas Bio paid an additional $1.2 million in the aggregate directly to employees of Perseid and the Company in exchange for all vested PIUs of Perseid held by such employees as of the Closing Date. Astellas Bio is obligated to pay these employees an additional $4.5 million in the aggregate within six months after the Closing Date for all unvested PIUs held by such employees.

In connection with the original joint venture arrangement, the Company and Perseid entered into a transition services agreement to provide for certain general and administrative services between the Company and Perseid for the operation and management of each of the businesses. The agreement was scheduled to expire in June 2011 (90 days after the exercise of the option by Astellas Bio), but has been extended by the parties to continue through December 31, 2011.

Effective upon the Closing Date, the various agreements among the Company, Perseid, Astellas and Astellas Bio that governed the relationship between the parties as joint venture partners and investors in Perseid, including the master joint venture agreement, the investors’ rights agreement, the co-sale agreement and the voting agreement automatically terminated.

Since the formation of Perseid, substantially all of the Company’s protein therapeutics business and research and development operations had been conducted through Perseid. As a result of the purchase by Astellas of the Company’s equity interests in Perseid, the Company has included the results through May 16, 2011, of Perseid in its consolidated financial statements as discontinued operations.

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

On July 30, 2007, the Company received a demand letter, addressed to its board of directors, from counsel for Vanessa Simmonds, a purported stockholder of the Company, concerning alleged violations by unspecified persons and entities of Section 16(b) of the Securities Exchange Act of 1934 Act in connection with the Company’s initial public offering. On October 5, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington against certain underwriters of the Company’s initial public offering of common stock alleging Section 16(b) violations by such underwriters. The complaint named the Company as a nominal defendant, but plaintiff seeks no relief against the Company. An amended complaint was filed on February 28, 2008. Similar actions were filed by the same plaintiff in the same court against underwriters involved with the initial public offerings of some 50 other companies’ common stock. The cases were related before the Honorable James L. Robart, who dismissed the actions by order dated March 12, 2009; the action against the Company was dismissed without prejudice. Plaintiff filed notice of appeals with respect to these dismissals (including the dismissal of the action involving the Company) with the U.S. Court of Appeals for the Ninth Circuit. The underwriters filed a cross appeal seeking to convert the dismissals of certain of the actions (including the action against the Company) to dismissals with prejudice. On December 2, 2010, the Ninth Circuit issued an opinion that affirmed the dismissal of the action involving the Company and converted that dismissal to a dismissal with prejudice. The opinion also disposed of appeals of the other related lawsuits. The Court amended its opinion on January 18, 2011, in a manner that did not affect the Court’s disposition of the case involving the Company. Simmonds and the underwriters subsequently asked the Ninth Circuit to stay its decision to permit them to seek review in the United States Supreme Court, and the Ninth Circuit granted those requests. On June 27, 2011, the Supreme Court denied the plaintiff’s petition seeking review of the decision by the Ninth Circuit. The Company cannot predict the outcome of such petition or any further appeals. In any event, because the Simmonds action seeks no relief against the Company, the Company does not believe that any claims in the action, if successfully pursued, would have a material effect on its business.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

5. Commitments

The Company subleases its current facility space from Perseid. The facility sublease is terminable by Maxygen with 90 days prior notice to Perseid. As a result of the acquisition by Astellas of the Company’s equity interest in Perseid on May 16, 2011, the Company no longer reports Perseid’s operations, including its financial commitments, in the Company’s financial statements. At June 30, 2011, the Company did not have any material commitments or contractual obligations.

6. Related Party Transactions

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 and $300,000 for each of the three and six month periods ended June 30, 2010 and 2011.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$171,372	$171,372	$—	$—
Available-for-sale investment in equity securities	4,756	4,756	—	—

Total	$176,128	$176,128	$—	$—

Liabilities:
Stock portion of distribution payable	$1,234	$1,234	—	—

Total	$1,234	$1,234	$—	$—

	As of December 31, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$102,335	$102,335	$—	$—
Available-for-sale investment in equity securities	5,468	5,468	—	—

Total	$107,803	$107,803	$—	$—

Liabilities:
Forward exchange contracts	$7	$—	$7	$—
Stock portion of distribution payable	1,678	1,678	—	—

Total	$1,685	$1,678	$7	$—

As of June 30, 2011, the Company held approximately 494,000 shares of Codexis common stock, which are reflected on the Company’s Condensed Consolidated Balance Sheet as Available-for-sale investment in equity securities of $4.8 million. As the fair value of the Company’s investment in Codexis’ common stock was based on the $9.63 closing price of such stock on June 30, 2011, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. The Company historically accounted for its investment in Codexis under the equity method of accounting, but as a result of the Codexis IPO and subsequent distribution of approximately 5.4 million shares of Codexis common stock by the Company in December 2010, the Company has accounted for its investment in Codexis at June 30, 2011 as an available-for-sale investment.

At December 31, 2010, the Company had foreign currency contracts outstanding in the form of a forward exchange contract in the amount of $93,000. The fair value of the contract of $7,000 is reported as a financial liability in the table above under the Level 2 heading. The fair value of this derivative was determined by a third-party valuation service using a market-based valuation approach. At June 30, 2011, the Company had no foreign currency contracts outstanding. At June 30, 2011, the Company had an obligation to distribute approximately 128,200 shares of Codexis common stock to holders of the Company’s restricted stock awards which remained unvested as of that date. The fair value of this obligation of $1.2 million was determined based on the $9.63 closing price of such stock on June 30, 2011. As this fair value was based on a quoted price in active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above. The Company did not have any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of June 30, 2011 or December 31, 2010.

8. Sale of Vaccines Assets

On January 5, 2010, the Company consummated a transaction with AltraVax pursuant to which AltraVax acquired substantially all of the Company’s vaccines assets, including the related government grants. Under the arrangement and in consideration for the assets sold to AltraVax, the Company has received payments totaling approximately $1.6 million, including an upfront payment of $500,000, a second payment of $525,000 in December 2010, and a final payment of $550,000 in July 2011. The Company is also eligible to receive a percentage of certain payments received by AltraVax relating to the vaccines technology though July 2013 (two years after the final payment by AltraVax). As part of the transaction, the Company also entered into a license agreement under which it granted AltraVax certain exclusive licenses in the vaccines field and certain non-exclusive licenses in the adjuvants field to the MolecularBreeding™ directed evolution platform and certain ancillary technologies, in each case, subject to existing third party rights to such licensed assets and technology. In October 2010, the Company sold substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ directed evolution platform to Codexis. However, the license agreement between the Company and AltraVax and the licenses granted to AltraVax thereunder remain in effect, and the Company has been granted a license back from Codexis sufficient to satisfy the Company’s license obligations to AltraVax.

The initial payment of $500,000 was recognized as revenue in the three months ended March 31, 2010 as no further performance obligations existed at that date. The second payment of $525,000 was recognized as revenue upon receipt in the three months ended December 31, 2010. The final payment of $550,000 will be recognized as revenue upon receipt, which occured in the three months ended September 30, 2011. Any further amounts receivable pursuant to this transaction will be recognized as revenue on the earlier of when payments are received or the amounts can be reliably measured and collectability is reasonably assured.

9. Discontinued Operations

On May 16, 2011, Astellas acquired all of the Company’s equity interests in Perseid for $76.0 million in cash. Perseid, a former majority-owned subsidiary, included substantially all of the Company’s research and development operations and personnel. The Company reported a gain on the sale of $62.2 million, which reflects the elimination of the Company’s basis, including the reversal of income allocated to non-controlling interests, of $12.5 million, $1.2 million in license fees triggered by the transaction, and related transaction costs of $115,000. The Company does not expect this transaction to create any material tax liability for Maxygen.

As a result of the acquisition, the Company reported the financial results and financial condition of Perseid and its related business activities as discontinued operations. The Company and Perseid are obligated to provide limited transition services to each other during the remainder of 2011. Summarized balance sheet information for the discontinued operations is as follows (in thousands):

	December 31, 2010	June 30, 2011
Assets:
Cash and cash equivalents	$25,692	$—
Related party receivables	5,071	—
Prepaid expenses and other current assets	788	—
Property and equipment, net	1,665	—
Deposits and other assets	1,195	—

Assets of discontinued operations	$34,411	$—

Liabilities:
Accounts payable	$1,409	$—
Payable to Maxygen	1,127	—
Accrued compensation	1,871	—
Accrued project costs	3,277	—
Other accrued liabilities	1,562	—
Related party deferred revenue	2,999	—
Other liabilities	436	—

Liabilities of discontinued operations	$12,681	$—

Summarized operating results for the discontinued operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(unaudited)
Related party revenue	$13,754	$2,136	$23,039	$15,979

Operating expenses:
Research and development	9,035	5,331	18,821	11,909
General and administrative	797	1,556	1,430	2,756

Total operating expenses	9,832	6,887	20,251	14,665

Income (loss) from discontinued operations	$3,922	$(4,751)	$2,788	$1,314

Interest income and other income (expense), net	(16)	16	(91)	(12)

Income (loss) from discontinued operations before income taxes	3,906	(4,735)	2,697	1,302

Income tax expense	—	(1,521)	—	(3,038)

Gain on sale of discontinued operations	—	62,219	—	62,219

Income from discontinued operations	$3,906	$55,963	$2,697	$60,483

The results presented for the three and six months ended June 30, 2011 represents activities through May 16, 2011, the date Astellas acquired the Company’s equity interest in Perseid.

The Company recorded a gain from the sale of Perseid in the three months ended June 30, 2011 which was calculated as follows (in thousands):

Cash received from sale	$76,000
Less: Basis in Perseid	(12,486)
Less: License fee	(1,180)
Less: Transaction costs	(115)

Gain on sale of Perseid	$62,219

10. Repurchases of Common Stock

On May 31, 2011, the Company announced a stock repurchase program under which the Company may purchase up to $10.0 million of its common stock through December 31, 2011. As of June 30, 2011, the Company had repurchased 230,181 shares of its common stock under this program at an aggregate cost of approximately $1.3 million. This is in addition to the approximately 10.0 million shares repurchased in 2009 and 2010 through open market repurchases, private transactions and pursuant to a modified “Dutch auction” offer at an aggregate cost of approximately $54.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the potential further development of our MAXY-G34 product candidate, a next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia and acute radiation syndrome, or ARS.

In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired all of our interests in Perseid Therapeutics LLC, or Perseid, for $76.0 million in cash. Perseid, a former majority-owned subsidiary, included substantially all of our research and development operations and personnel. As a result of the acquisition of Perseid by Astellas, we have no further interests or obligations with respect to the business and operations of Perseid, except for the ongoing technology license agreement between the companies entered into as a part of the 2009 joint venture arrangement, the provision of limited transition services between the companies, which will continue for the remainder of 2011, or as otherwise provided under the purchase agreement.

The acquisition of Perseid by Astellas largely completed a multi-year strategic process to restructure our operations, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of our equity interests in Codexis, Inc., or Codexis.

We continue to retain all rights to our MAXY-G34 program for development of all therapeutic areas, including chemotherapy-induced neutropenia and ARS indications, and we continue to evaluate the potential further development of the program for both indications. In May 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of our MAXY-G34 product candidate as a potential medical countermeasure for ARS. The submission is in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA seeks to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. We expect to receive a response from BARDA regarding this proposal in the second half of 2011. However, there can be no assurance that we will receive a response from BARDA in the expected time period or be awarded any contract under this BAA.

As of June 30, 2011, we held approximately $171.4 million in cash and cash equivalents. We also remain eligible for a payment of up to $30.0 million from Bayer HealthCare LLC, or Bayer, related to the sale of our hematology assets to Bayer in July 2008.

Given that we continue to have large cash reserves, we expect to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. If appropriate opportunities become available, we may also consider and evaluate using a portion of our cash reserves to acquire additional businesses, assets, technologies, or products, or we may pursue other strategic transactions. Our plans with respect to any future distributions, acquisitions or other strategic transactions will be largely dependent on any future developments related to the success of our MAXY-G34 program, whether we receive the remaining payment from Bayer and the future financial commitments and longer term operational requirements related to our business.

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

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. We recorded $3,000 of revenue in the three month and six month periods ended June 30, 2011, compared to $180,000 and $2.3 million of revenue in the same periods in 2010.

There was no related party revenue in the three and six months ended June 30, 2011, compared to $510,000 and $1.8 million in the same periods in 2010. Related party revenue in the 2010 periods consisted of revenues received by us under our prior licensing arrangement with Codexis, which was terminated in October 2010 in connection with the acquisition by Codexis of the intellectual property rights associated with the MolecularBreeding™ directed evolution platform. As a result of the sale of our MolecularBreeding™ directed evolution platform to Codexis and the related termination of our license agreement with Codexis, we are no longer eligible for any further payments or potential royalties from Codexis under the prior license agreement.

Technology and license revenue was $3,000 in the three and six months ended June 30, 2011, compared to no revenue and $511,000 in the same periods in 2010. Technology and license revenue for the six months ended June 30, 2010 consisted primarily of the initial $500,000 payment we received from AltraVax, Inc., or AltraVax, in January 2010 in connection with its acquisition of substantially all of our vaccines assets.

There was no grant revenue during the three and six months ended June 30, 2011 and the six months ended June 30, 2010 and a reversal of $330,000 of revenues for the three months ended June 30, 2010. For the three months ended March 31, 2010, revenue from government research grants consisted solely of funds from two Department of Defense, or DOD, grants. The transfer of these grants to AltraVax was confirmed by the DOD in the second quarter of 2010, with an effective date of January 1, 2010. As a result, we recorded a reversal of $330,000 of revenue under the DOD grants in the second quarter of 2010.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and benefits, external contract research costs, consultants, and patent research costs. Research and development expenses were $783,000 and $1.4 million in the three and six months ended June 30, 2011, compared to $744,000 and $1.8 million in the same periods in 2010. The increase in our research and development expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to increased stock compensation expense including the valuation of contingent performance units resulting from our distribution of Codexis stock and cash in the three month period ended December 31, 2010. This increase was partially offset by lower patent research costs and external contract research costs. The decrease in our research and development expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to lower patent research costs and external contract research costs, partially offset by increased stock compensation expense.

Research and development expenses may increase during the remainder of the year, depending on the timing and scope of any continued development of our MAXY-G34 program.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, business consultants and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $2.6 million and $5.8 million for the three and six months ended June 30, 2011, compared to $2.0 million and $4.4 million in the comparable periods in 2010. The increase in general and administrative expenses in the three and six month periods was primarily due to an increase in the costs for consultants who assisted us in the preparation of the proposal we submitted to BARDA in May 2011 and an increase in salaries and benefits. In addition, for the six months ended June 30 2011, there was an increase in stock compensation expense resulting from the valuation of CPU awards as the result of our distribution of Codexis stock and cash to stockholders in the fourth quarter of 2010.

Our general and administrative expenses for the remainder of 2011 may fluctuate when compared to the first half of 2011 depending on, among other things, the continued use of external consultants and expenditures for legal and accounting services.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Interest income	$70	$39	$142	$77
Gain on warrant valuation	211	—	211	—
Foreign exchange gains (losses)	(37)	(12)	(65)	11
Change in value of stock portion of distribution payable	—	405	—	221
Gain on distribution of equity securities	—	164	—	249
Gains (losses) on disposal of equipment and interest expense	—	—	(2)	—

Total interest income and other income, net	$244	$596	$286	$558

The increases in interest income and other income, net, from the three and six month periods in 2010 to the 2011 periods were primarily the result of an increase in value of the stock portion of distribution payable and by the gain recognized in connection with the distribution of equity securities.

Income Tax Benefit

During the six months ended June 30, 2011, we recorded a $2.4 million tax benefit within continuing operations. This represents a $2.7 million tax benefit related to net operating losses from continuing operations that may be realized based on our estimate of future taxable income, less a $291,000 tax expense related to the tax effect of the change in unrealized gains on our available-for-sale investments in other comprehensive income. This tax benefit was offset in discontinued operations by a $3.0 million tax expense comprised of the $2.7 million tax expense allocated from continuing operations and a $373,000 adjustment relating to an uncertain tax position. We do not believe we will have a material tax liability associated with the acquisition by Astellas of our equity interests in Perseid, however, the calculation of our 2011 federal and state tax will be based on any additional operating activities conducted throughout the remainder of the year.

Discontinued Operations

Income from discontinued operations primarily the operations of Perseid) was $56.0 million and $60.5 million in the three and six months ended June 30, 2011, compared with income from discontinued operations of $3.9 million and $2.7 million for the three and six months ended June 30, 2010.

Income from discontinued operations includes a gain on sale of discontinued operations of $62.2 million from the acquisition of our interest in Perseid by Astellas in May 2011, which reflects the elimination of our basis, including the reversal of income allocated to non-controlling interest, of $12.5 million, $1.2 million in license fees triggered by the transaction and related transaction costs of $115,000. Because of our net operating loss carry forwards and tax credits, there was no material tax liability due as the result of this transaction.

Related party revenue from discontinued operations was $2.1 million and $16.0 million in the three and six months ended June 30, 2011, compared with $13.8 million and $23.0 million in the same periods ended June 30, 2010. Related party revenue decreased primarily due to the substantial completion of the preclinical development on Perseid’s lead product candidates, the completion of the amortization at the end of 2010 related to the upfront payment received from Astellas in 2008 and because the 2011 periods only include the results of Perseid’s operations through May 16, 2011.

Research and development expenses from discontinued operations were $5.3 million and $11.9 million in the three and six months ended June 30, 2011, compared with $9.0 million and $18.8 million in the same periods for 2010. Research and development expenses decreased primarily due to the completion of certain manufacturing activities related to Perseid’s lead product candidates. General and administrative expenses from discontinued operations were $1.6 million and $2.8 million in the three and six months ended June, 2011 and were $797,000 and $1.4 million in the comparable periods of 2010. General and administrative expenses increased primarily due to an increase in stock compensation expense.

Interest income and other income, net, from discontinued operations was a gain of $16,000 and a loss of $12,000 in the three and six months ended June 30, 2011, compared with losses of $16,000 and $91,000 in the three and six months ended June 30, 2010.

Tax expense from discontinued operations was $1.5 million and $3.0 million in the three and six months ended June 30, 2011. There was no tax expense or benefit in the three and six month periods ended June 30, 2010.

Recent Accounting Pronouncements

During the six months ended June 30, 2011, we adopted the following accounting standards:

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

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. The acquisition of Perseid by Astellas largely completed a multi-year strategic process to restructure our operations, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of our equity interests in Codexis. As of June 30, 2011, we had $171.4 million in cash and cash equivalents.

In July 2008, we recognized $90.6 million in revenue from Bayer in connection with the sale of our hematology assets and the grant of certain license rights to the MolecularBreeding™ directed evolution platform, which included an up-front cash payment of $90.0 million. In September 2008, we received an upfront fee of $10.0 million from Astellas under a collaboration agreement with Astellas that was subsequently assigned to Perseid.

In December 2009, we completed the repurchase of approximately 7.3 million shares of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million. In March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million. From June 1 through December 31, 2010, we repurchased an additional 1.2 million shares of our common stock under an open market repurchase program at an aggregate purchase price of approximately $6.9 million and from June 9 through June 30, 2011, we repurchased approximately 230,000 shares of our common stock under an open market repurchase program at an aggregate purchase price of approximately $1.3 million.

In October 2010, we sold substantially all of the patents and other intellectual property rights associated with our Molecular Breeding™ directed evolution platform to Codexis and cancelled all payment and potential royalty obligations of Codexis to us relating to biofuels and other energy products, for $20.0 million. We received $16.0 million in cash upon closing of the sale in October 2010 and the remaining $4.0 million will be held in escrow for twelve months, with $2.0 million of such amount to be held in escrow for a total of twenty-three months, in each case to satisfy any of our indemnification obligations under the purchase agreement.

In December 2010, we completed a distribution of a majority of our investment in Codexis to our stockholders. In aggregate, we distributed 5.4 million shares of Codexis common stock to our stockholders on December 14, 2010. The closing price of Codexis common stock on December 14, 2010 was $9.75. The remaining approximately 494,000 shares of Codexis common stock that we held at June 30, 2011 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $29.2 million in the aggregate.

In May 2011, Astellas acquired all of our interests in Perseid for $76.0 million in cash. Perseid, a former majority-owned subsidiary, included substantially all of our research and development operations and personnel. As a result of the acquisition of Perseid by Astellas, we have no further interests or obligations with respect to the business and operations of Perseid, except for the ongoing technology license agreement between the companies entered into as a part of the 2009 joint venture arrangement, the provision of limited transition services between the companies, which will continue for the remainder of 2011, or as otherwise provided under the purchase agreement.

Net cash used by operating activities was $5.1 million in the six months ended June 30, 2010, compared to $5.7 million in the comparable period in 2011. The net cash used in the 2011 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, and a reduction in accrued compensation. These uses of cash were partially offset by collection of receivables from Perseid. The net cash used in the 2010 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, the issuance of severance payments made in connection with our 2009 restructuring, a reduction in accrued compensation, and a reduction in deferred revenue. These uses of cash were partially offset by collection of receivables from Perseid and an increase in other accrued liabilities.

Net cash provided by investing activities was $23.5 million in the six months ended June 30, 2010, compared to $76.0 million in the comparable period in 2011. The cash provided by investing activities during the 2010 period was related to maturities of available-for-sale securities in excess of purchases. The cash provided by investing activities during the 2011 period was attributable to the $76.0 million in proceeds received from Astellas in connection with the sale of our interest in Perseid. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash used in financing activities was $9.9 million in the six months ended June 30, 2010, compared with $1.1 million in the comparable period in 2011. The net cash used in financing activities during 2010 was primarily due to repurchases of our common stock, and to a lesser extent, the settlement, through company stock, of employee tax obligations in connection with the delivery of stock issued under restricted stock unit awards held by former executives. The net cash used in financing activities during the 2011 period was primarily due to repurchases of our common stock.

Net cash used in discontinued operations was $1.1 million in the six months ended June, 2010, compared with $182,000 in the comparable period in 2011. Both periods consisted of purchases of capital equipment and payments by Maxygen of certain license fees.

We sublease our current facility space from Perseid. The facility sublease is terminable by us with 90 days prior notice to Perseid. As a result of the acquisition by Astellas of our equity interest in Perseid on May 16, 2011, we no longer report Perseid’s operations, including its financial commitments, in our financial statements. At June 30, 2011, we did not have any material commitments or contractual obligations.

We are eligible for a potential payment of up to $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. However, there can be no assurances that we will receive such payment from Bayer.

As of June 30, 2011, we had $171.4 million in cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

In addition, given that we continue to have large cash reserves, our board of directors expects to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. If appropriate opportunities become available, we may also consider and evaluate using a portion of our cash reserves to acquire additional businesses, assets, technologies, or products, or we may pursue other strategic transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three and six months ended June 30, 2011. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have implemented a substantial restructuring of our operations, which may make it difficult to evaluate our current business and future prospects.

In May 2011, Astellas Pharma Inc., or Astellas, acquired our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel. The acquisition of Perseid by Astellas largely completed a multi-year strategic process to restructure our operations, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of the shares of Codexis, Inc. common stock we held. As a result, it may be difficult to evaluate our business and future prospects or to assess future operating performance on the basis of historical operating performance. Our current assets primarily consist of our MAXY-G34 product candidate, a granulocyte colony stimulating factor, or G-CSF, and cash (totaling $171.4 million as of June 30, 2011). We also remain eligible for a payment of up to $30.0 million from Bayer HealthCare LLC, or Bayer, related to the sale of our hematology assets to Bayer in July 2008. We are currently evaluating the potential further development of our MAXY-G34 program for chemotherapy-induced neutropenia and acute radiation syndrome, or ARS. We may also evaluate or make additional cash distributions to our stockholders of a portion of our cash resources and evaluate the potential acquisition of additional businesses, assets, technologies, or products or we may pursue other strategic transactions.

However, there can be no assurance that we can commence or successfully continue the further development of our MAXY-G34 program for any indication, that we will make any additional cash distributions to our stockholders, that we will pursue or be able to successfully consummate any particular strategic transaction, or that we will receive any portion of the event based payment from Bayer. In addition, we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. The process of continuing to evaluate, and potentially executing, one or more of these strategic options may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have adverse effects on our business, financial condition and results of operations. As a result, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

Furthermore, we have incurred, and may in the future incur, significant costs related to the execution of our strategic plan, such as legal and accounting fees and expenses and other related charges, and we may also incur additional unanticipated expenses in connection with this strategic plan. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. These expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

Our future prospects may be highly dependent on our ability to obtain a government contract for the further development of our MAXY-G34 product candidate and our ability to successfully develop this product candidate under such contract. If we are unsuccessful, we may decide to cease operations.

As a result of the acquisition of Perseid by Astellas, we are now focusing our resources and strategy on the development of our MAXY-G34 product candidate. As the key component of this strategy, in May 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of this product candidate as a potential medical countermeasure for ARS. The submission is in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA seeks to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. The timing for an award under this BAA remains uncertain and there can be no assurance that we will receive a response from BARDA in the expected time period or will be awarded a grant under this BAA or any similar solicitation.

Further, even if we receive an award, there can be no assurance that we will be able to satisfy any of the conditions of such award, that we can begin to receive any proceeds from any such award within any specific period of time or that we will be able to successfully commence or continue the development of MAXY-G34 for ARS under such award. There may also be unexpected delays or reduced funding under this BAA, or such funding may be eliminated in its entirety by BARDA.

If we are not awarded a contract under this BAA or a similar solicitation and fail to obtain any other funding for the development of our MAXY-G34 product candidate, we may discontinue the development of MAXY-G34 and fail to realize any value from this program, and we may decide to cease operations.

The prospects for further development and commercialization of our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia are highly uncertain.

In addition to our submission of a proposal to BARDA for the development of our MAXY-G34 product candidate as a potential medical countermeasure for ARS, we also continue to evaluate the further clinical development and potential commercialization of MAXY-G34 for the treatment of chemotherapy-induced neutropenia. Such development may be highly dependent upon our success in obtaining a BARDA contract or similar funding for the development of this program for the ARS indication and there can be no assurance that we can successfully commence or continue and further development of our MAXY-G34 program for the chemotherapy-induced neutropenia indication or realize any value from this program.

We previously suspended manufacturing and development activities for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in 2008 due to the potential cost of such development and have not identified a suitable partner or other source of external funding for development of this program. Our suspension of manufacturing and development activities will likely have an adverse impact on the timeline for any potential commercialization of MAXY-G34 for chemotherapy-induced neutropenia, which will likely make it more difficult for us to secure a collaborative or other arrangement to fund the further development of this product candidate and could limit the commercial potential of MAXY-G34, if commercialized.

The existence of certain issued patents and pending patent applications that claim certain G-CSF compositions and their use, including a U.S. patent issued to Amgen in 2008 with certain claims to mutated G-CSF molecules, could also make it more difficult for us to secure a collaborative or other arrangement for MAXY-G34. Litigation or other proceedings or third party claims of intellectual property infringement relating to our MAXY-G34 product candidate could further delay or materially impact the ability to commercialize MAXY-G34 and may also absorb significant management time. Accordingly, there can be no assurances that we will enter into a collaborative or other arrangement with a third party to fund the further development of MAXY-G34 for this indication.

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

Absent a collaborative or other arrangement, we will further delay or cease development of MAXY-G34 for this indication, which could adversely affect our ability to realize any value from this program.

If we do not retain key employees, our ability to maintain our ongoing operations or execute a potential strategic option could be impaired.

We currently have 11 full-time employees and we will rely heavily on the services of our existing employees to manage our ongoing operations and execute our strategic plans. The loss of services from any of our existing employees could substantially disrupt our operations. To be successful and achieve our objectives under our revised corporate strategy, we must retain qualified personnel. Our recent restructurings and the continued review of our strategic options may create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business.

In addition, our current strategy and any changes to this strategy could place significant strain on our resources and our ability to maintain our ongoing operations. We may also be required to rely more heavily on temporary or part-time employees, third party contractors and consultants to assist with managing our operations. In particular, we have relationships with consultants who assist us in formulating and executing our research, development, regulatory, clinical strategies, as well as certain operational matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We will have only limited control over the activities of these consultants and can generally expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our business could harm our business. In addition, these advisors may have arrangements with other companies to assist those companies in developing products that may compete with our products.

Accordingly, we may fail to maintain our ongoing operations or execute our strategic plan if we are unable to retain or hire qualified personnel or to manage our employees and consultants effectively.

Any attempts to grow our business could have an adverse effect on the Company.

Because of our small size, we may need to grow rapidly in order to execute certain strategic options, such as the further development of our MAXY-G34 program or the potential acquisition of additional businesses, assets, technologies, or products. To the extent that rapid growth is necessary, it would place a significant strain on our financial, technical, operational and administrative resources. Such growth would result in increased responsibility for both existing and new management personnel and effective growth management would depend upon our ability to integrate new personnel, expand our operations, and to train, motivate and manage our employees. If we were unable to manage growth effectively, our business and our ability to execute a potential strategic option could be materially and adversely affected.

We may make additional distributions to our stockholders of a portion of our cash resources, which may restrict our funds available for other actions and negatively affect the market price of our securities.

In December 2010, we distributed substantially all of the shares of Codexis, Inc. common stock we held, together with approximately $29.2 million in cash, to our stockholders. In addition, since December 2009, we have repurchased approximately 10.2 million shares of our common stock for a total cost of approximately $55.4 million. However, given that we continue to have large cash reserves, our board of directors may consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. The full implementation of any additional distribution could use a significant portion of our remaining cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets, complete acquisitions of businesses or technologies, or pursue other transactions.

In addition, the implementation of certain distribution mechanisms, such as stock repurchases, could also result in an increase in the percentage of common stock owned by our existing stockholders, and such increase may trigger disclosure or other regulatory requirements for our larger stockholders. As a result, these stockholders may liquidate a portion of their holdings, which may have a negative impact on the market price of our securities. Furthermore, repurchases of stock may affect the trading of our common stock to the extent we fail to satisfy continued-listing requirements of the exchange on which our stock trades, including those based on numbers of holders or public float of our common stock. Under certain circumstances, stock repurchases could impact our ability to utilize certain tax benefits, including net operating losses. Any stock repurchases would also reduce the number of shares of our common stock in the market, which may impact the continuation of an active trading market in our stock, causing a negative impact on the market price of our stock.

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

We expect to incur additional operating losses for the foreseeable future and will continue to incur significant costs as a result of operating as a public company.

The acquisition of Perseid by Astellas eliminated substantially all of our revenue from collaborations and license agreements. While we received $76.0 million in cash from Astellas and remain eligible for a payment of up to $30.0 million from Bayer related to the sale of our hematology assets to Bayer in July 2008, we currently expect that our operating expenses, including costs associated with operating as a public company, will exceed our revenues for the foreseeable future. In addition, we may incur certain expenses in connection with limited research and development activities for our MAXY-G34 program prior to any potential government or other third party funding. These operating expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan.

Any future development of our MAXY-G34 product candidate, which is based on modifications to a natural human protein, may be subject to substantial delays, increased development costs, reduced market potential for any resulting product or the termination of the development program, which could adversely affect our business.

We have designed our MAXY-G34 product candidate to confer what we believe will be improved biological properties as compared to currently marketed products. As a result, MAXY-G34 differs from currently marketed drugs in ways that we expect will be beneficial. However, the impact of the modifications we have made may not be fully apparent in initial testing and may only be discovered in later-stage testing. Such altered properties may render MAXY-G34 unsuitable or less beneficial than expected for one or more diseases or medical conditions of possible interest or make the product candidate unsuitable for further development. For example, the product candidate may be found to be more immunogenic than the corresponding natural human proteins or demonstrate undesirable pharmokinetic or pharmodynamic properties. This may lead to the redirection of the development strategy which could result in substantial delays, increased development costs, decreased likelihood of obtaining regulatory approval, and reduced market potential for any resulting product. This also could result in the termination of the development of the product candidate. In either case, such results could adversely affect our business.

In addition, we or a future collaborator, if any, may determine that MAXY-G34 or any future preclinical or clinical product candidates or programs do not have sufficient therapeutic or commercial potential to warrant further advancement for a particular indication or all indications, and may elect to terminate a program for such indications or product candidates at any time. Our assessment of the commercial potential for a product may change significantly from the time when we invest in discovery and development to the time when the product either reaches the market or reaches clinical development stages that require investment at risk. Commercial potential can change due to many factors beyond our control, such as general economic conditions, the qualitative and quantitative properties of medical reimbursement schemes at the time, the legal status for sale of biologic generics (i.e. bioequivalent protein drugs, generic biologicals and biogenerics), and the financial status of potential partner companies. As commercial potential decreases, the ability or interest of other parties to share the costs of further development of our products may decrease, thus precluding advancement of our products. Furthermore, we may conclude that a product candidate is not differentiated in a meaningful way from existing products, or that the costs of seeking to establish that a product candidate is differentiated would be prohibitive, or that the market size for a differentiated product with the attributes of a particular product candidate does not justify the expense and risk of further development. If we terminate a preclinical or clinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

Any inability to adequately protect our proprietary technologies could harm our competitive position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our MAXY-G34 program and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of biopharmaceutical and biotechnology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We apply for patents covering potential products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Enforcement of our patents against infringers could require us to expend significant amounts with no assurance that we would be successful in any litigation. Others may independently develop similar or alternative technologies or products or design around our patented technologies or products. In addition, we may fail to effectively prosecute or maintain certain patent rights or others may challenge or invalidate our patents, in which case our patents may fail to provide us with any competitive advantages.

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

Our ability to develop products depends in part on not infringing patents or other proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies and products. In particular, others have obtained patents, and have filed, and in the future are likely to file, patent applications that may issue as patents that cover genes or gene fragments or corresponding proteins or peptides that we may wish to utilize to develop, manufacture and commercialize our product candidates. There are often multiple patents owned by third parties that cover particular proteins and related nucleic acids that are of interest to us in the development of our product candidate. To the extent that these patents, or patents that may issue in the future, cover methods or compositions that we wish to use in developing, manufacturing or commercializing our product candidate, and such use by us or on our behalf would constitute infringement of an issued valid patent claim, we would need to obtain a license from the proprietor of the relevant patent rights, which may not be available to us on acceptable terms, if at all.

Our efforts to develop an improved, next-generation protein pharmaceutical could lead to allegations of patent infringement by the parties that hold patents covering other versions of such protein or methods of making and using such protein. In addition, third parties that do not have patents that currently cover our activities may obtain such patents in the future and then claim that our activities or product candidate infringe these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products. In addition, in the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products, or be required to cease commercializing affected products.

In particular, the existence of certain issued patents and pending patent applications that claim certain G-CSF compositions and their use, including a U.S. patent issued to Amgen in 2008 with certain claims to mutated G-CSF molecules (Patent No. 7,381,804), could make it more difficult for us to secure a collaborative or other arrangement for our MAXY-G34 product candidate or to commercialize or otherwise realize any value from this product candidate. While we are currently engaged in an inter partes reexamination of the Amgen patent with the U.S. Patent Office, or PTO, and the PTO has issued an action closing prosecution maintaining its rejection of the claims in the Amgen patent, the reexamination proceeding continues and any final ruling by the PTO may be appealed to the U.S. federal courts. As a result, there can be no assurances that we will ultimately prevail or do so in a timely manner, or that we will be successful in the development, commercialization or other utilization of the MAXY-G34 program, even if we are ultimately successful in this re-examination process.

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

Codexis acquired technology rights from us that we have licensed to third parties and we may be subject to litigation if these rights are not effectively prosecuted, maintained or protected by Codexis.

In October 2010, we sold substantially all of the intellectual property rights and certain other assets relating to the MolecularBreeding™ directed evolution platform to Codexis. The intellectual property portfolio we sold to Codexis will continue to be subject to existing exclusive and nonexclusive licenses that we previously granted to third parties under agreements that we will remain a party to. These existing license agreements, the related sublicenses to third party technologies and the license agreement with Codexis, and the interplay between those agreements, are highly complex and rely on highly technical definitions to delineate permitted and restricted activities. As a result of this complexity, the agreements may be subject to differing interpretations by the counterparties that could lead to disputes or litigation, including for alleged breaches or claims that our activities or the activities of a third party are not covered by the scope of the licenses. Codexis, as the owner of these intellectual property rights, now has the right to control prosecution, maintenance and enforcement of these patent rights. If Codexis or an acquirer of Codexis chooses not to enforce the intellectual property rights on which these licensees rely, or enforces those rights ineffectively and has them invalidated, the ability of these licensees to effectively use its licensed rights may be adversely impacted. While we have certain rights to continue prosecution or maintenance of patent rights that Codexis chooses to abandon, we may be unable to exercise these rights effectively.

While Codexis is obligated to comply with the terms of these agreements and to indemnify us for certain losses under these agreements, any action or omission by Codexis that causes us to breach any of our obligations under these agreements may subject us to liability and, to the extent indemnification by Codexis is not available, we may be required to pay damages to such third party. Any such litigation may divert management time from focusing on business operations and could cause us to spend significant amounts of money. If such litigation were to be decided adversely to us, we could be required to pay monetary damages.

If we do not develop successful products, we may be forced to cease operations.

You must evaluate us in light of the uncertainties and complexities affecting a biotechnology company with an early stage program. We may not be successful in the development of MAXY-G34 or any future products. Successful products will require significant investment and development to demonstrate their safety and effectiveness before their commercialization or other utilization. To date, companies in the biotechnology industry have developed and commercialized only a limited number of biological products. We have not proven our ability to develop or commercialize any products. We, alone or in conjunction with collaborators, will need to conduct a substantial amount of additional development before any regulatory authority will approve any of our potential products. This research and development may not indicate that our products are safe and effective, in which case regulatory authorities may not approve them. Problems are frequently encountered in connection with the development and utilization of new and unproven technologies, and the competitive environment in which we operate could limit our ability to develop commercially successful products.

Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks.

We do not currently have the resources, facilities or experience to manufacture MAXY-G34 or any future product candidates or potential products ourselves. Completion of any clinical trials or other studies and any commercialization or other utilization of our products will require access to, or development of, manufacturing facilities that meet U.S. Food and Drug Administration, or FDA, standards or other regulatory requirements to manufacture a sufficient supply of our potential products. We currently depend on a third party for the scale up and manufacture of our MAXY-G34 product candidate for preclinical and clinical purposes. If our third party manufacturer is unable to manufacture preclinical or clinical supplies in a timely manner, or is unable or unwilling to satisfy our needs or the requirements of the FDA or other regulatory requirements, it could delay clinical trials, regulatory submissions and development, commercialization or other utilization of MAXY-G34 or any future potential products, entail higher costs and possibly result in our being unable to sell our products. In addition, technical problems or other manufacturing delays could delay the advancement of potential products into preclinical or clinical trials, delay or prevent us from achieving development milestones under a collaborative agreement or result in the termination of development of MAXY-G34 or any future product candidates, adversely affecting our revenues and product development timetable, which in turn could adversely affect our business and our stock price.

There are a limited number of contract manufacturers that are suitable for the manufacture of protein pharmaceuticals in compliance with current Good Manufacturing Practices (GMP) requirements, and there is often limited access to such facilities. If we are unable to enter into agreements with qualified manufacturers that will provide us with sufficient supply of a product candidate in a timely manner and at an acceptable cost, the development, commercialization or other utilization of the potential product could be delayed, which would adversely affect our business.

In addition, failure of any third party manufacturers or us to comply with applicable regulations, including pre- or post-approval inspections and the current GMP requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of a product, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

The manufacturing of our MAXY-G34 product candidate presents technological, logistical and regulatory risks, each of which may adversely affect our potential revenues.

The manufacturing and manufacturing process development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing process development of our MAXY-G34 product candidate presents many risks, including, but not limited to, the following:

•

before we can obtain approval of any of our product candidate for the treatment of a particular disease or condition, we must demonstrate to the satisfaction of the FDA and other governmental authorities that the drug manufactured for commercial use is comparable to the drug manufactured for clinical trials and that the manufacturing facility complies with applicable laws and regulations;

•	it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	failure to comply with strictly enforced GMP regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.

Any of these factors could delay any clinical trials, regulatory submissions, commercialization or other development of MAXY-G34 or any future product candidates, entail higher costs and result in our being unable to effectively sell any products.

We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

We do not have the ability to independently conduct preclinical studies or clinical trials for our product candidates, and therefore have relied on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct many of our preclinical studies, assist us in designing our clinical trials, prepare documents for submission to regulatory authorities, obtain regulatory approval to conduct clinical trials, enroll qualified patients, conduct and maintain our clinical trials, and analyze the results of such trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with regulations and standards, commonly referred to as good laboratory practices, or GLP, for conducting and recording the results of our preclinical studies and good clinical practices for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities.

If these third parties do not successfully carry out their contractual duties, do not meet expected deadlines, fail to comply with the FDA’s GLP regulations, do not conduct clinical trials in accordance with the approved protocol and regulatory requirements, or are unable to manage the conduct of any clinical trials effectively in compliance with FDA and other regulatory requirements, it could adversely impact the results obtained in such preclinical studies or clinical trials or require us to enter into new arrangements with alternative third parties, all of which could extend, delay or terminate the progress or completion of clinical trials, regulatory submissions and commercialization of our potential products. In any such case, we may be affected by increased costs and delays or both, which may harm our business.

Our current and future product candidates could take a long time to complete all phases of development, may fail during any stage of development, or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

The conduct of clinical trials or other studies for a single product candidate is a time-consuming, expensive and uncertain process and typically requires years to complete. Our MAXY-G34 product candidate and any potential future product candidates may produce undesirable toxicities and adverse effects in preclinical studies. Such toxicities or adverse effects could delay or prevent the filing of an IND with respect to such product candidate or potential product candidates. In clinical trials, administering any of our product candidates to humans may produce undesirable toxicities or side effects. These toxicities or side effects could interrupt, delay, suspend or terminate clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time.

Our MAXY-G34 product candidate previously completed a Phase IIa clinical trial in breast cancer patients for the treatment of chemotherapy-induced neutropenia and although MAXY-G34 has demonstrated desirable properties in preclinical testing, and in early clinical testing, the results from preclinical testing in vitro and animal models, as well as early, clinical trials, often are not predictive of results obtained in larger later stage clinical trials. As a result, there can be no assurances that clinical trials or other studies of MAXY-G34 or any future product candidates will be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval.

In addition, the timing of the commencement, continuation or completion of clinical trials or other studies may be subject to significant delays, or a clinical trial may be suspended or delayed by us, a collaborator, the FDA or other foreign governmental agencies for various reasons, including:

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

As a result of these risks and other factors, we may conduct lengthy and expensive preclinical studies, clinical trials or other studies of MAXY-G34 and any future product candidates, only to learn that a particular product candidate has failed to demonstrate sufficient safety or efficacy necessary to obtain regulatory approval for one or more therapeutic indications, has failed to demonstrate relevant differentiation of our products from currently marketed products, does not offer therapeutic or other improvements compared to other marketed drugs, has unforeseen adverse events or does not otherwise demonstrate sufficient potential to make the commercialization or other utilization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials or animal model studies, obtaining regulatory approval and commercializing our product candidates could severely harm our business.

Our MAXY-G34 product candidate and any potential future products are subject to a lengthy and uncertain regulatory process and may never gain approval. If our potential products are not approved, we or our collaborative partners will not be able to commercialize those products.

The FDA must approve any therapeutic product before it can be marketed in the United States. Other countries also require approvals from regulatory authorities comparable to the FDA before products can be marketed in the applicable country. Before we can file a biologic license application (BLA) with the FDA or other regulatory entity, the product candidate must undergo extensive testing which can take many years and require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Regulatory approval of a BLA is never guaranteed, and the approval process may take several years and is extremely expensive. The FDA and other regulatory agencies also have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that would cause us to abandon trials or to repeat or perform additional such trials. The number and focus of preclinical studies and clinical trials that will be required for approval from the FDA and other regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and other regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including:

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

We may seek to enter into arrangements to develop and commercialize our MAXY-G34 product candidate or any future products. These collaborations, if secured, may not be successful.

Since we may not possess the resources necessary to develop and commercialize products, or the resources to complete all approval processes that may be required for these potential products, we may seek to enter into collaborative arrangements to fund the development of product candidates for specific indications and to develop and commercialize potential products. We currently have no existing collaborations and if we are unable to enter into any new collaboration arrangements, or if existing or future collaboration arrangements are not maintained, our potential products may not be commercialized.

Any strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be subject to a number of risks. We have limited or no control over the resources that a collaborator may devote to the development and commercialization of our potential products. A collaborator may elect not to develop potential products arising out of a collaborative arrangement or not to devote sufficient resources to the development, manufacture, marketing or sale of these products. Further, a collaborator may not perform its obligations as expected and may delay the development or commercialization of a product candidate, terminate its agreement with us, or breach or otherwise fail to conduct its collaborative activities successfully and in a timely manner. If any of these events occur, we may not be able to develop or commercialize our potential products.

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

If approved for sale by regulatory authorities for chemotherapy-induced neutropenia, our MAXY-G34 product candidate will likely compete with already approved earlier-generation products based on the same protein. In addition, as the patent protection for such earlier-generation protein products expires, we expect that additional products with amino acid sequences identical or substantially similar to those of the earlier-generation protein products that have lost patent protection will also enter the marketplace and compete with such earlier generation protein products and our products. This competition may be intense, with success determined by product attributes, price and marketing power. The availability of such similar products may result in price erosion for all products of the class and could lead to limits on reimbursement for our products by third party payors.

If commercialized for chemotherapy-induced neutropenia, we would expect Neulasta® and Neupogen® to compete with MAXY-G34. We also are aware that BioGeneriX AG and Teva Pharmaceutical Industries Ltd. are developing G-CSF products based on naturally occurring human G-CSF.

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

As a company that is focused on the development of a next-generation protein therapeutic product, we face, and will continue to face, intense competition from both large and small biotechnology companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies for modifying proteins. These companies and organizations may develop technologies that are alternatives to our technologies. Further, our competitors in the protein optimization field, including companies that have developed and commercialized prior versions of protein therapeutic products, may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce commercial products. In addition, therapeutic products that are small molecules may be developed by our competitors that could reduce or displace the market for our protein therapeutic products. Small molecule drugs are often less expensive and easier to administer than protein therapeutics and therefore would have competitive advantages if they were developed and shown to be safe and effective for the indication that our product candidates are targeting.

Even if approved by the FDA or a comparable foreign regulatory agency, any products that we develop will compete in multiple, highly competitive markets and may fail to achieve market acceptance, which would impair our ability to become profitable. Most of the companies and organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staff and facilities and capabilities, and greater experience, obtaining regulatory approvals, manufacturing products and marketing. Accordingly, our competitors may be able to develop technologies and products more easily, which would render our products and those of a collaborator obsolete and noncompetitive.

In addition, if MAXY-G34 or any of future drug candidates are approved for commercial sale, they will need to compete with other products intended to treat the same disease, including the marketed versions of the protein therapeutic drug that we have sought to improve, and possibly including other variant versions of such drug, and generic bioequivalent or biosimilar versions of such drugs, and small molecule drugs. Such competition may be intense and lead to price reductions for all forms of a particular therapeutic protein. Moreover, any adverse developments related to a currently marketed version of the protein therapeutic drug that we have sought to improve or a generic bioequivalent or biosimilar version of such drug may have a significant adverse impact on the continued development or future commercialization and marketing of our related product candidates and could cause us to change our development plans or discontinue further development of such product candidates. If we are unable to market and commercialize our product successfully, our business would be adversely affected.

Drug development is a long, expensive and uncertain process and may not result in the development of any commercially successful products.

The development of human therapeutic products is long and uncertain. Most product candidates fail before entering clinical trials or in clinical trials. Moreover, most products that commence clinical trials are not approved for use in humans and never reach the market. In addition, due to the nature of human therapeutic research and development, the expected timing of product development, initiation of clinical trials and the results of such development and clinical trials are uncertain and subject to change at any point. Such uncertainty, which exists even for product candidates that appear promising based on earlier data, may result in research or development delays, clinical trial delays and failures, product candidate failures and delays in regulatory action or approval. Such delays or failures could reduce or eliminate our revenue by delaying or terminating the potential development and commercialization of our product candidates.

Our MAXY-G34 product candidate and any future product candidates are subject to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an investigational new drug application (IND) with respect to our drug candidates, and the results of preclinical studies do not necessarily predict the results of clinical trials. Moreover, the available animal models may be unsuitable for assessing our potential products for one or more indications, increasing the risk that animal models may not provide accurate or meaningful data as to the suitability or advantages of our potential products as treatments for the diseases or medical conditions of interest. Similarly, early-stage clinical trials may not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials will result in obtaining the desired efficacy data to support regulatory approval. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any foreign regulatory agency, which could delay, limit or prevent regulatory approval of our drug candidates. The FDA and similar regulatory agencies determine the type and amount of data necessary to obtain approval of any drug candidate, and as a result of new data or changes in the policies or practices of such agencies, the type and amount of data required for approval may change in the period between the start of product development and the completion of clinical trials.

Any failure or substantial delay in successfully completing clinical trials, obtaining regulatory approval and commercializing our MAXY-G34 product candidate or any future product candidates could severely harm our business.

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

Because we have conducted clinical trials in humans in the past and may conduct such trials in the future, we face the risk that the use of our product candidates will result in adverse effects. We expect to maintain product liability insurance for any clinical trials, however, such liability insurance may not be adequate to fully cover any liabilities that arise from clinical trials of our product candidates. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, such insurance coverage.

Any claims relating to improper handling, storage or disposal of the hazardous chemicals and radioactive and biological materials we use in our business could be time-consuming and costly.

Our research and development processes have in the past and may in the future involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials and our operations have in the past produced and may in the future produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production activities.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including the de-listing of our common stock from The NASDAQ Global Market, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our revenues, expenses and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:

•	the sale of an asset;

•	the termination of research and development contracts with collaborators, which may not be renewed or replaced;

•	the success rate of our development or discovery efforts leading to milestones and royalties under collaboration arrangements, if any;

•	the timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements, including the potential payment from Bayer;

•	the timing of expenses, particularly with respect to contract manufacturing, preclinical studies and clinical trials;

•	the timing and willingness of any future collaborators to commercialize our products, which could result in royalties to us; and

•	general and industry specific economic conditions, which may affect the research and development expenditures of any future collaborator.

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

The capital and credit markets have been experiencing extreme volatility and disruption. As of June 30, 2011, we had $171.4 million in cash, cash equivalents and marketable securities. While we maintain an investment portfolio typically consisting of money market funds, U.S. treasury securities and short-term commercial paper and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect our results.

All of our facilities and substantially all of our important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in the San Francisco Bay area, near active earthquake zones. We do not have a formal business continuity or disaster recovery plan, and in the event of a natural disaster, such as an earthquake or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption.

Our stock price has been, and may continue to be, extremely volatile, and an investment in our stock could decline in value.

The trading prices of life science company stocks in general, and ours in particular, have experienced significant price fluctuations in the last several years. The valuations of many life science companies without product revenues and earnings, including ours, are based on valuation standards such as progress in product development or clinical trials. Trading prices based on these valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology or life science companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our consummation, or our failure to consummate, any strategic transaction;

•	our implementation, or our failure to implement, any additional distributions of our cash resources to stockholders;

•

our receipt of, or failure to receive, any licensing or milestone fees or the achievement of milestones under new or existing licensing and collaborative arrangements, including the potential payment from Bayer;

•	our failure to meet our publicly-announced product development timetables;

•	adverse or inconclusive results or delays in preclinical development or clinical trials;

•	any entry into or amendment or termination of a material agreement;

•	any decisions to discontinue or delay development programs or clinical trials;

•	announcements of new technological innovations or new products by us or our competitors;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Apr. 1, 2011 through Apr. 30, 2011	—	—	—	—

May 1, 2011 through May 31, 2011	—	—	—	—

Jun. 1, 2011 through Jun. 30, 2011	230,181	$5.42	230,181	$8,744,545

Total	230,181	$5.42	230,181	$8,744,545

(1)	On May 31, 2011, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $10.0 million through December 31, 2011.
(2)	The price paid per share of common stock does not include any related transaction costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

2.1	Series A Preferred Unit Purchase Agreement, dated as of May 16, 2011, between Maxygen, Inc., Astellas Bio Inc. and Perseid Therapeutics LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2011).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 8, 2011	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer