Form 10-Q
period 2011-09-30
MAXYGEN INC
filed 2011-11-07
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 28,103,314 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
		(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$102,335	$160,710
Receivable from Perseid	1,127	4
Available-for-sale investment in equity securities	5,468	2,214
Prepaid expenses and other current assets	2,564	4,263
Assets of discontinued operations	34,411	—

Total current assets	145,905	167,191
Property and equipment, net	67	64
Other noncurrent assets	2,141	124

Total assets	$148,113	$167,379

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$592	$429
Accrued compensation	1,610	1,140
Distribution payable	626	730
Other accrued liabilities	938	490
Liabilities of discontinued operations	12,681	—

Total current liabilities	16,447	2,789
Non-current distribution payable	1,899	446
Other non-current liabilities	—	559
Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,210,411 and 27,516,158 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	3	3
Additional paid-in capital	326,335	311,870
Accumulated other comprehensive income	2,977	1,048
Accumulated deficit	(203,212)	(149,545)

Total Maxygen, Inc. stockholders’ equity	126,103	163,376
Non-controlling interests	3,664	209

Total stockholders’ equity	129,767	163,585

Total liabilities and stockholders’ equity	$148,113	$167,379

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)
Related party revenue	$230	$—	$2,020	$—
Technology and license revenue	504	555	1,015	558

Total revenues	734	555	3,035	558
Operating expenses:
Research and development	269	7	2,031	1,357
General and administrative	2,094	2,343	6,460	8,121
Restructuring charge	—	—	(98)	—

Total operating expenses	2,363	2,350	8,393	9,478

Loss from operations	(1,629)	(1,795)	(5,358)	(8,920)
Interest income and other income, net	128	703	414	1,261

Loss from continuing operations before income taxes	(1,501)	(1,092)	(4,944)	(7,659)
Income tax benefit for continuing operations	2,878	727	3,175	3,101

Income (loss) from continuing operations	1,377	(365)	(1,769)	(4,558)
Discontinued Operations:
Income (loss) from discontinued operations	(1,138)	—	1,559	1,302
Gain on sale of discontinued operations	—	—	—	62,219
Income tax expense for discontinued operations	(1,126)	(1,948)	(1,126)	(4,986)

Income (loss) from discontinued operations	(2,264)	(1,948)	433	58,535

Net income (loss)	(887)	(2,313)	(1,336)	53,977
Net income (loss) attributable to non-controlling interests	(341)	—	(304)	310

Net income (loss) attributable to Maxygen, Inc.	$(546)	$(2,313)	$(1,032)	$53,667

Basic net income (loss) per share:
Continuing operations	$0.05	$(0.01)	$(0.06)	$(0.16)
Discontinued operations	$(0.07)	$(0.07)	$0.03	$2.01
Attributable to Maxygen, Inc.	$(0.02)	$(0.08)	$(0.03)	$1.85
Diluted net income (loss) per share:
Continuing operations	$0.05	$(0.01)	$(0.06)	$(0.16)
Discontinued operations	$(0.07)	$(0.07)	$0.03	$2.01
Attributable to Maxygen, Inc.	$(0.02)	$(0.08)	$(0.03)	$1.85
Shares used in basic net income (loss) per share calculations	29,402	28,358	30,221	28,976
Shares used in diluted net income (loss) per share calculations	29,598	28,358	30,221	28,976

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Operating activities
Loss from continuing operations	$(1,769)	$(4,558)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	18	7
Gain on distribution of equity securities	—	(293)
Non-cash stock compensation	1,650	2,235
Valuation of stock purchase warrants	(233)	—
Deferred income tax benefit	(3,175)	(3,101)
Loss on disposal of property and equipment	—	42
Valuation of stock portion of distribution payable	—	(869)
Changes in operating assets and liabilities:
Related party receivable	65	—
Grant and other receivables	473	—
Receivable from Perseid	3,034	1,123
Prepaid expenses and other current assets	858	(1,699)
Deposits and other non-current assets	(150)	2,017
Accounts payable	(918)	(163)
Accrued compensation	(660)	(810)
Accrued restructuring charges	(4,349)	—
Other accrued liabilities	(1,012)	(455)
Deferred revenue	(1,365)	—

Net cash used in operating activities	(7,533)	(6,524)

Investing activities
Purchases of available-for-sale securities	(11,926)	—
Maturities of available-for-sale securities	45,514	—
Proceeds from sale of discontinued operations	—	76,000
Acquisition of property and equipment	—	(46)

Net cash provided by investing activities	33,588	75,954

Financing activities
Cash distributions paid to common stockholders	—	(187)
Sale of subsidiary shares to non-controlling interest	200	—
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	(665)	523
Repurchase of common stock	(14,661)	(11,094)

Net cash used in financing activities	(15,126)	(10,758)

Cash flows used in discontinued operations:
Operating activities	(459)	453
Investing activities	(555)	(750)

Net cash used in discontinued operations	(1,014)	(297)

Net increase in cash and cash equivalents	9,915	58,375
Cash and cash equivalents at beginning of period	105,598	102,335

Cash and cash equivalents at end of period	$115,513	$160,710

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of September 30, 2011, and for the three and nine months ended September 30, 2010 and 2011, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

On May 16, 2011, Astellas Pharma Inc. (“Astellas”) completed the purchase of the Company’s equity interests in Perseid Therapeutics LLC (“Perseid”), the Company’s former majority-owned subsidiary (see Note 3). As a result of the transaction, the Company has reclassified the operating results of Perseid, as well as any related business activities, to discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2010 and 2011. The assets, liabilities and results of operations and cash flows of Perseid have been reported separately as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The condensed consolidated financial statements include the amounts of the Company, its current wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., and its current majority-owned subsidiary, Maxygen Holdings LLC. The condensed consolidated financial statements also include the amounts of the Company’s former majority-owned subsidiaries, Maxygen Holdings Ltd. (through its dissolution on December 31, 2010) and Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 3).

Prior to the acquisition by Astellas on May 16, 2011, the Company was the primary beneficiary of Perseid, as determined under applicable accounting standards. In connection with the Company’s prior joint venture arrangement with Astellas, Astellas had acquired a minority interest in Perseid. Prior to the acquisition, amounts pertaining to the ownership interests held by Astellas in the operating results and financial position of Perseid were reported as non-controlling interests. In addition, the Company is the primary beneficiary of its majority-owned subsidiary, Maxygen Holdings LLC. In May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC to a third party for $200,000 in cash and a contingent promissory note. Amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC are reported as a non-controlling interest. At each reporting date, the Company reassesses whether it is still the primary beneficiary of Maxygen Holdings LLC. If the Company determines that it is no longer the primary beneficiary, the Company will deconsolidate Maxygen Holdings LLC and record its interest at the fair market value on the date which it deconsolidates, along with any gain or loss at the time of deconsolidation. The Company would then account for its interest using the equity accounting method.

The table below reflects a reconciliation of the equity attributable to non-controlling interests:

Non-controlling interests at December 31, 2010	$3,664
Net income attributable to non-controlling interests through May 16, 2011	310

Non-controlling interests at May 16, 2011	3,974
Deconsolidation of Perseid at May 16, 2011	(3,765)

Non-controlling interests at September 30, 2011	$209

There were no changes to the non-controlling interest for the three months ended September 30, 2011.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications, when made, did not have any effect on net income (loss) attributable to Maxygen, Inc. and stockholders’ equity.

Revenue Recognition

The Company has generally recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under the Company’s control. The consideration the Company receives is allocated among the separate units of accounting. This allocation is based on vendor specific objective evidence or third-party evidence of selling price, if available; or if neither of these are available the Company’s best estimate of the selling price is used, and the applicable revenue recognition criteria are then applied to each of the separate units.

Non-refundable upfront payments received in connection with collaboration agreements, including license fees, and technology advancement funding are deferred upon receipt and recognized as revenue over the period of delivery of the undelivered element, typically the relevant research and development periods specified in the agreement. Under arrangements where the Company expects its research and development obligations to be performed evenly over the specified period, the upfront payments are recognized on a straight-line basis over the period. Under arrangements where the Company expects its research and development obligations to vary significantly from period to period, the Company recognizes the upfront payments based upon the actual amount of research and development efforts incurred relative to the amount of the total expected effort to be incurred by the Company. In cases where the planned levels of research services fluctuate substantially over the research term, this requires the Company to make critical estimates in both the remaining time period and the total expected costs of its obligations and, therefore, a change in the estimate of total costs to be incurred or in the remaining time period could have a significant impact on the revenue recognized in future periods.

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

Non-refundable payments received relating to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments may be triggered either by the results of the Company’s research efforts or by events external to the Company that enhance the value of the delivered product, such as regulatory approval to market a product. A milestone is determined to be substantive at the inception of the arrangement if it is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all the deliverables and payment terms, including other potential milestone payments, within the arrangement.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Numerator:
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from continuing operations	$1,377	$(365)	$(1,769)	$(4,558)
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from discontinued operations	$(1,923)	$(1,948)	$737	$58,225

Numerator for basic and diluted income (loss) attributable to Maxygen, Inc.	$(546)	$(2,313)	$(1,032)	$53,667

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	29,402	28,358	30,221	28,976
Weighted-average shares used in computing diluted net income (loss) per share	29,598	28,358	30,221	28,976

Basic net income (loss) per share
Continuing operations	$0.05	$(0.01)	$(0.06)	$(0.16)
Discontinued operations	$(0.07)	$(0.07)	$0.03	$2.01

Attributable to Maxygen Inc.	$(0.02)	$(0.08)	$(0.03)	$1.85

Diluted net income (loss) per share
Continuing operations	$0.05	$(0.01)	$(0.06)	$(0.16)
Discontinued operations	$(0.07)	$(0.07)	$0.03	$2.01

Attributable to Maxygen Inc.	$(0.02)	$(0.08)	$(0.03)	$1.85

Basic and diluted net income (loss) per share from discontinued operations includes net income (loss) attributable to non-controlling interests for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share was 5,837,549 options and 733,248 shares of restricted stock at September 30, 2011. The weighted average number of shares excluded from the calculations of diluted net income per share was 7,926,546 options and 20,423 shares of restricted stock for the three months ended September 30, 2010. The total number of shares excluded from the calculation of diluted loss per share was 8,019,072 options and 856,082 shares of restricted stock for the nine months ended September 30, 2010. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect on results from continuing operations is antidilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis, Inc. (“Codexis”) and its related tax effects, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three and nine months ended September 30, 2010 and 2011 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Net income (loss)	$(887)	$(2,313)	$(1,336)	$53,977
Increase (decrease) in unrealized gains on available-for-sale investment in equity securities, net of related tax effects	(675)	(1,507)	8,334	(1,929)
Changes in unrealized gains (losses) on available-for-sale securities	14	—	(26)	—

Comprehensive income (loss)	(1,548)	(3,820)	6,972	52,048
Comprehensive income (loss) attributable to non-controlling interests	(341)	—	(304)	310

Comprehensive income (loss) attributable to Maxygen, Inc.	$(1,207)	$(3,820)	$7,276	$51,738

The changes in unrealized gain on available-for-sale investment in equity securities of $1.5 million and $1.9 million represent the change in fair value of approximately 484,000 shares of Codexis common stock owned by the Company in the three and nine months ended September 30, 2011. The shares of Codexis common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2010	September 30, 2011
Unrealized gains on available-for-sale investment in equity securities	$5,468	$2,214
Tax effects of available-for-sale investment in equity securities	(2,239)	(914)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income	$2,977	$1,048

Recent Accounting Pronouncements

During the nine months ended September 30, 2011, the Company adopted the following accounting standards:

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

In June 2011, the FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively. These amendments will impact the presentation of the Company’s financial statements upon adoption.

Stock-Based Compensation

For the three and nine months ended September 30, 2010 and 2011, stock-based compensation expense was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Research and development	$(25)	$—	$(130)	$408
General and administrative	665	281	1,780	1,827

Total stock-based compensation expense within continuing operations	$640	$281	$1,650	$2,235

No stock-based compensation costs were capitalized as of September 30, 2010 and 2011. There were no recognized tax benefits during the quarters ended September 30, 2010 and 2011. As a result of the acquisition by Astellas of the Company’s equity interests in Perseid, the vesting of all unvested stock options and restricted stock awards held by Perseid employees was accelerated on May 16, 2011, resulting in a compensation expense charge of approximately $494,000, which was recorded in the nine months ended September 30, 2011.

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

The weighted average assumptions used in the model for options granted in the respective periods are outlined in the following tables:

	Three months ended September 30, 2010 (1)	Three months ended September 30, 2011 (1)
Expected dividend yield	—	—
Risk-free interest rate	—	—
Expected life	—	—
Expected volatility	—	—

	Nine months ended September 30, 2010	Nine months ended September 30, 2011
Expected dividend yield	—	—
Risk-free interest rate	2.96%	2.26% to 2.42%
Expected life	6.26 years	6.26 years
Expected volatility	58.64%	61.46% to 61.61%

(1)	There were no stock options granted to employees during the three months ended September 2011 or 2010.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new option grants is based on historical volatilities. For awards to employees, the expected life of the stock options was calculated under the shortcut method as permitted under applicable accounting guidance from the Securities and Exchange Commission.

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) representing an aggregate of 1,283,000 shares of Company common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the consummation of the joint venture arrangement with Astellas, all remaining unvested restricted stock units became fully vested during 2009. Compensation cost for these awards was based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the nine months ended September 30, 2010, the Company recognized a credit to stock based compensation of $392,000. There was no such expense or credit for the nine months ended September 30, 2011. The credit to stock-based compensation expense recognized in the 2010 period resulted from the actual forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate for terminated employees. At September 30, 2011, there was no unrecognized compensation cost related to these awards as no restricted stock units were outstanding at such date.

Restricted Stock

The Company has granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors. An exercise price and monetary payment are not required for receipt of restricted stock. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock awards are scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In 2010, the Company granted restricted stock awards to employees and the members of its board of directors representing an aggregate of 95,425 shares of Company common stock. In the nine months ended September 30, 2011, the Company granted restricted stock awards to employees and board members representing an aggregate of 99,500 shares of Company common stock. For the three and nine months ended September 30, 2011, the Company recognized approximately $391,000 and $1.4 million, respectively, of stock-based compensation expense within continuing operations related to these restricted stock awards. For the three and nine months ended September 30, 2010, the Company recognized approximately $357,000 and $1.1 million, respectively, of stock-based compensation expense within continuing operations related to these restricted stock awards. At September 30, 2011, the unrecognized compensation cost related to all restricted stock awards was approximately $3.8 million, which is expected to be recognized on a straight-line basis over the requisite service periods of the awards. At September 30, 2011, there were 733,248 shares of restricted stock outstanding under these awards.

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

As a result of the Company’s distribution of 5,445,274 shares of Codexis common stock and a special cash distribution in the amount of $1.00 per share in December 2010, the value of the CPU awards became reasonably estimable for financial reporting purposes. These awards were remeasured as of September 30, 2011, as required for liability awards. As a result of the acquisition by Astellas of the Company’s equity interests in Perseid, all vested CPU awards held by employees of Perseid were settled in full on May 16, 2011. In total, 72,271 CPUs were deemed earned, based on (i) the fair value of the Company’s common stock; (ii) the fair value of the Codexis, Inc. common stock; and (iii) the $1.00 per share cash distribution made in December 2010. The remaining 593,564 CPUs granted to these employees expired immediately. Approximately $565,000 in cash was paid to settle the 72,271 CPUs in the three months ended June 30, 2011. An additional $86,000 was paid to settle an additional 10,346 CPU’s in the three months ended September 30, 2011. During the nine months ended September 30, 2011, an additional 110,493 CPUs were cancelled as a result of employee terminations and 65,210 CPUs were granted, with 1,117,237 CPUs remaining outstanding at September 30, 2011.

The Company determined the fair value of its outstanding awards to be approximately $1.1 million at September 30, 2011, based on a Monte Carlo simulation using the following assumptions:

Three months ended September 30, 2011
Expected dividend yield	0%
Risk-free interest rate range	0.23% – 0.60%
Expected life	1.98 – 3.67 years
Expected volatility of Maxygen, Inc. common stock	40.0% to 63.1%
Expected volatility of Codexis, Inc. common stock	57.7%

Nine months ended September 30, 2011
Expected dividend yield	0%
Risk-free interest rate range	0.23% – 1.41%
Expected life	1.98 – 3.67 years
Expected volatility of Maxygen, Inc. common stock	40.0% to 66.4%
Expected volatility of Codexis, Inc. common stock	55.0 – 57.7%

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

The Company recognized a credit of approximately $322,000 and compensation expense of approximately $118,000 in the three and nine months ended September 30, 2011 related to changes in the fair value of the CPU liability within continuing operations. No compensation expense was recorded in the three and nine months ended September 30, 2010, as the payout of the CPU awards was not deemed probable and estimable at such date. As the CPUs are accounted for as liability awards, the Company will re-measure their fair value at each reporting date and will record compensation expense utilizing a straight-line attribution method.

As the earned distribution value of any vested CPU can be settled in shares of Company common stock, cash or the property distributed to stockholders, and because such property has an inherent ability to appreciate or depreciate in price by the Settlement Date, the Company has reserved from its December 2010 distribution of Codexis common stock, a number of shares of Codexis common stock that it deems sufficient to settle its maximum potential liability related to the earned distribution value for each CPU. At September 30, 2011, the Company had reserved 347,813 shares of Codexis common stock for this purpose.

Profits Interest Units

Perseid granted profits interest units (“PIUs”) under the Perseid 2009 Equity Incentive Plan to employees of Perseid and to employees of the Company who were providing services to Perseid. A PIU is a special type of limited liability company common unit that allowed the recipient to participate in the increase in the value of Perseid. The PIUs were intended to meet the definition of a “profits interest” under I.R.S. Revenue Procedure 93-27 and I.R.S. Revenue Procedure 2001-43.The PIUs were originally scheduled to vest over four years, subject to the recipient remaining an employee or service provider of Perseid through each vesting date and subject to accelerated vesting under certain circumstances.

In connection with the consummation of the purchase by Astellas of the Company’s equity interests in Perseid on May 16, 2011, Astellas purchased for cash all vested PIUs held by Perseid’s then-current and former employees and other service providers as of the closing date and Astellas is obligated to pay cash for all remaining unvested PIUs on or before November 16, 2011 (six months after closing). The cash value of a PIU is equal to the deemed value of a Perseid common unit at the time of the buy-out of the Company’s equity interests in Perseid by Astellas (based on the option exercise price), less the deemed value of a common unit at the time the PIU was granted.

The Company has recorded compensation expense associated with the PIUs of $4.4 million within discontinued operations in the nine months ended September 30, 2011 and there was no compensation expense related to PIUs recorded in the three months ended September 30, 2011. Since the Company deconsolidated Perseid’s financial results from its consolidated financial statements on May 16, 2011, the date of the acquisition of Perseid by Astellas, no further compensation expense will be recorded in connection with these awards. The value of the PIUs was determined based on the option exercise price of $76.0 million on March 17, 2011, the date Astellas exercised its option.

2. Cash Equivalents and Investments

Management determines the appropriate classification of debt securities as current or non-current at the time of purchase and reevaluates such designation for new purchases as of each balance sheet date. The Company’s debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and investments. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities and declines in value deemed to be other than temporary, if any, are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The Company’s cash equivalents and investments as of September 30, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$160,710	$—	$—	$160,710
Available-for-sale investment in equity securities	—	2,214	—	2,214

Total	160,710	2,214	—	162,924
Less amounts classified as cash equivalents	(160,710)	—	—	(160,710)

Total investments	$—	$2,214	$—	$2,214

The Company’s cash equivalents and investments as of December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$102,335	$—	$—	$102,335
Available-for-sale investment in equity securities	—	5,468	—	5,468

Total	102,335	5,468	—	107,803
Less amounts classified as cash equivalents	(102,335)	—	—	(102,335)

Total investments	$—	$5,468	$—	$5,468

Unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income were $2.2 million at September 30, 2011, which were related to the valuation of available-for-sale investment in equity securities. Unrealized gains on available-for-sale securities included in accumulated other comprehensive income were $5.5 million at December 31, 2010, which were also related to the valuation of available-for-sale investment in equity securities.

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

As a result of these contributions and investments, the Company had an ownership interest in Perseid of approximately 83.3% and Astellas Bio had the remaining ownership interest of approximately 16.7%. Under the joint venture arrangement, Astellas Bio was granted an option to acquire all of the Company’s ownership interest in Perseid at specified exercise prices that increased each quarter over the term of the buy-out option, which was scheduled to expire on September 18, 2012 (the third anniversary of the closing). On March 17, 2011, Astellas Bio exercised its option at the $76.0 million option price in effect on the date of exercise.

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

Since the formation of Perseid, substantially all of the Company’s protein therapeutics business and research and development operations, with the exception of the MAXY-G34 program, had been conducted through Perseid. As a result of the purchase by Astellas of the Company’s equity interests in Perseid, the Company has included the results through May 16, 2011, of Perseid in its consolidated financial statements as discontinued operations.

4. Litigation

In December 2001, a lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and its chief executive officer and chief financial officer at the time of the initial public offering, together with certain underwriters of the Company’s initial public offering and secondary public offering of common stock. The complaint, which alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, is among the so-called “laddering” cases that have been commenced against over 300 companies that had public offerings of securities in 1999 and 2000. The complaint has been consolidated with other laddering claims in a proceeding styled In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. After extensive proceedings in certain test cases that were part of this proceeding, the parties reached a settlement. On October 6, 2009, the Court approved the settlement, over a number of objections. The formal judgment approving the settlement of the Company action was entered November 24, 2009. Multiple notices of appeal from that judgment were filed with the U.S. Court of Appeals for the Second Circuit by various persons with interests in aspects of the settlement. All of these appeals, except one, have been disposed of, either through dismissal by the Court of Appeals or settlement. The sole remaining appeal was remanded to Judge Scheindlin for a determination of whether the objector had standing to appeal the November 24, 2009 judgment. In an order entered in August 2011, Judge Scheindlin ruled that the objector does not have standing to appeal, and the objector has appealed that determination to the Court of Appeals. The Company cannot predict the outcome of that appeal. Should the settlement approval be overturned, the parties could return to active litigation. In such an event, the Company would intend to defend itself vigorously. However, if the outcome of any such litigation were adverse to the Company and if the Company was required to pay significant damages, its business could be significantly harmed.

The Company is not currently a party to any other material pending legal proceedings. From time to time, the Company becomes involved in claims and legal proceedings that arise in the ordinary course of its business. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial statements.

5. Commitments

The Company subleases its current facility space from Perseid. The facility sublease is terminable by Maxygen with 90 days prior notice to Perseid. As a result of the acquisition by Astellas of the Company’s equity interests in Perseid on May 16, 2011, the Company no longer reports Perseid’s operations, including its financial commitments, in the Company’s financial statements. At September 30, 2011, the Company did not have any material commitments or contractual obligations.

6. Related Party Transactions

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 and $450,000 for each of the three and nine months ended September 30, 2010 and 2011. At September 30, 2011, $50,000 of consulting fees relating to this arrangement was included in accounts payable.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$160,710	$160,710	$—	$—
Available-for-sale investment in equity securities	2,214	2,214	—	—

Total	$162,924	$162,924	$—	$—

Liabilities:
Stock portion of distribution payable	$542	$542	—	—

Total	$542	$542	$—	$—

	As of December 31, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$102,335	$102,335	$—	$—
Available-for-sale investment in equity securities	5,468	5,468	—	—

Total	$107,803	$107,803	$—	$—

Liabilities:
Forward exchange contracts	$7	$—	$7	$—
Stock portion of distribution payable	1,678	1,678	—	—

Total	$1,685	$1,678	$7	$—

As of September 30, 2011, the Company held approximately 484,478 shares of Codexis common stock, which are reflected on the Company’s Condensed Consolidated Balance Sheet as Available-for-sale investment in equity securities of $2.2 million. As the fair value of the Company’s investment in Codexis common stock was based on the $4.57 closing price of such stock on September 30, 2011, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. The Company historically accounted for its investment in Codexis under the equity method of accounting, but as a result of the Codexis IPO and subsequent distribution of approximately 5.4 million shares of Codexis common stock by the Company in December 2010, the Company has accounted for its investment in Codexis at September 30, 2011 as an available-for-sale investment.

At December 31, 2010, the Company had foreign currency contracts outstanding in the form of a forward exchange contract in the amount of $93,000. The fair value of the contract of $7,000 is reported as a financial liability in the table above under the Level 2 heading. The fair value of this derivative was determined by a third-party valuation service using a market-based valuation approach. At September 30, 2011, the Company had no foreign currency contracts outstanding. At September 30, 2011, the Company had an obligation to distribute approximately 118,535 shares of Codexis common stock to holders of the Company’s restricted stock awards which remained unvested as of that date. The fair value of this obligation of $542,000 was determined based on the $4.57 closing price of such stock on September 30, 2011. As this fair value was based on a quoted price in active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy as Stock portion of distribution payable in the table above. The Company did not have any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of September 30, 2011 or December 31, 2010.

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

The initial payment of $500,000 was recognized as revenue in the three months ended March 31, 2010 as no further performance obligations existed at that date. The second payment of $525,000 was recognized as revenue upon receipt in the three months ended December 31, 2010. The final payment of $550,000 was recognized as revenue upon receipt, which occurred in the three months ended September 30, 2011. The Company also remains eligible to receive a percentage of certain payments received by AltraVax relating to the vaccines technology through July 2013 (two years after the final payment by AltraVax). Any further amounts receivable pursuant to this transaction, will be recognized as revenue on the earlier of when payments are received or the amounts can be reliably measured and collectability is reasonably assured.

9. Discontinued Operations

On May 16, 2011, Astellas acquired all of the Company’s equity interests in Perseid for $76.0 million in cash. Perseid, a former majority-owned subsidiary, included substantially all of the Company’s research and development operations and personnel. The Company reported a gain on the sale of $62.2 million, which reflects the elimination of the Company’s basis, including the reversal of income allocated to non-controlling interests, of $12.5 million, $1.2 million in license fees triggered by the transaction, and related transaction costs of $115,000. The Company does not expect this transaction to create any material tax liability.

As a result of the acquisition, the Company reported the financial results and financial condition of Perseid and its related business activities as discontinued operations. The Company and Perseid are obligated to provide limited transition services to each other during the remainder of 2011. Summarized balance sheet information for the discontinued operations is as follows (in thousands):

	December 31, 2010	September 30, 2011
Assets:
Cash and cash equivalents	$25,692	$—
Related party receivables	5,071	—
Prepaid expenses and other current assets	788	—
Property and equipment, net	1,665	—
Deposits and other assets	1,195	—

Assets of discontinued operations	$34,411	$—

Liabilities:
Accounts payable	$1,409	$—
Payable to Maxygen	1,127	—
Accrued compensation	1,871	—
Accrued project costs	3,277	—
Other accrued liabilities	1,562	—
Related party deferred revenue	2,999	—
Other liabilities	436	—

Liabilities of discontinued operations	$12,681	$—

Summarized operating results for the discontinued operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)
Related party revenue	$5,657	$—	$28,696	$15,979
Operating expenses:
Research and development	5,856	—	24,677	11,909
General and administrative	651	—	2,081	2,756

Total operating expenses	6,507	—	26,758	14,665

Income (loss) from discontinued operations	$(850)	$—	$1,938	$1,314
Interest income and other income (expense), net	(288)	—	(379)	(12)

Income (loss) from discontinued operations before income taxes	(1,138)	—	1,559	1,302
Income tax expense	(1,126)	(1,948)	(1,126)	(4,986)
Gain on sale of discontinued operations	—	—	—	62,219

Income (loss) from discontinued operations	$(2,264)	$(1,948)	$433	$58,535

The results presented for the nine months ended September 30, 2011 represents activities through May 16, 2011, the date Astellas acquired the Company’s equity interests in Perseid. There were no activities related to discontinued operations during the three months ended September 30, 2011.

The Company recorded a gain from the sale of Perseid in the three months ended September 30, 2011 which was calculated as follows (in thousands):

Cash received from sale	$76,000
Less: Basis in Perseid	(12,486)
Less: License fee	(1,180)
Less: Transaction costs	(115)

Gain on sale of Perseid	$62,219

10. Repurchases of Common Stock

On May 31, 2011, the Company announced a stock repurchase program under which the Company was authorized to purchase up to $10.0 million of its common stock through December 31, 2011. On September 8, 2011, the Company announced that its board of directors had approved an increase to this stock repurchase program from $10.0 million to $20.0 million. As of September 30, 2011, the Company had repurchased 2,032,795 shares of its common stock under this program at an aggregate cost of approximately $11.1 million. This is in addition to the approximately 10.0 million shares repurchased in 2009 and 2010 through open market repurchases, private transactions and pursuant to a modified “Dutch auction” offer at an aggregate cost of approximately $54.1 million.

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

We continue to retain all rights to our MAXY-G34 program for development of all therapeutic areas, including chemotherapy-induced neutropenia and ARS indications, and we continue to evaluate the potential further development of the program for both indications. In May 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of our MAXY-G34 product candidate as a potential medical countermeasure for ARS. The submission is in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA seeks to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. While we expect to receive a response from BARDA regarding this proposal by the end of the year, there can be no assurance that we will receive a response from BARDA in the expected time period or that any response will include a specific decision by BARDA regarding the proposal or the award of a potential contract under this BAA.

In addition, in October 2011, the United States Patent and Trademark Office, or PTO issued a Right of Appeal Notice in the inter partes reexamination proceeding for a patent of Amgen Inc. (U.S. Pat. No. 7,381,804) that includes a final rejection of all claims in the Amgen patent. Amgen’s patent includes certain claims to mutated granulocyte colony stimulating factor (G-CSF) molecules that potentially cover our MAXY-G34 product candidate. We submitted the request to the PTO for an inter partes reexamination of the Amgen patent in 2009. Amgen is appealing the decision to the PTO’s Board of Patent Appeals and Interferences and there can be no assurance regarding the outcome of this appeal or further proceedings related to this reexamination or its potential effect on our MAXY-G34 program.

As of September 30, 2011, we held approximately $160.7 million in cash and cash equivalents. We also remain eligible for a payment of up to $30.0 million from Bayer HealthCare LLC, or Bayer, related to the sale of our hematology assets to Bayer in July 2008.

Given that we continue to have large cash reserves, we expect to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. If appropriate opportunities become available, we may also consider and evaluate using a portion of our cash reserves to acquire additional businesses, assets, technologies, or products, or we may pursue other strategic transactions. Our plans with respect to any future distributions, acquisitions or other strategic transactions will be largely dependent on any future developments related to our MAXY-G34 program, whether we receive the remaining payment from Bayer and the future financial commitments and longer term operational requirements related to our business.

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

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. We recorded $555,000 and $558,000 of revenue in the three month and nine month periods ended September 30, 2011, compared to $734,000 and $3.0 million of revenue in the same periods in 2010.

There was no related party revenue in the three and nine months ended September 30, 2011, compared to $230,000 and $2.0 million in the same periods in 2010. Related party revenue in the 2010 periods consisted of revenues received by us under our prior licensing arrangement with Codexis, which was terminated in October 2010 in connection with the acquisition by Codexis of the intellectual property rights associated with the MolecularBreeding™ directed evolution platform. As a result of the sale of our MolecularBreeding™ directed evolution platform to Codexis and the related termination of our license agreement with Codexis, we are no longer eligible for any further payments or potential royalties from Codexis under the prior license agreement.

Technology and license revenue was $555,000 and $558,000 in the three and nine months ended September 30, 2011, compared to $504,000 and $1.0 million in the same periods in 2010. Technology and license revenue for the three and nine months ended September 30, 2011 consisted primarily of the final payment we received in July 2011 from AltraVax, Inc., or AltraVax, in connection with its acquisition of substantially all of our vaccines assets in January 2010. Technology and license revenue for the three months ended September 30, 2010 consisted primarily of a non-refundable option fee received from Cangene in 2009, which we recognized in the third quarter of 2010 as a result of the termination of our prior option and license agreement with Cangene in July 2010. Technology and license revenue in the nine months ended September 30, 2010 also included the initial $500,000 payment we received from AltraVax.

As a result of the sale of substantially all of our vaccine assets, including the remaining government grants, in January 2010, we are not currently operating under any government grants and have thus not reported any associated grant revenue in the three and nine months ended September 30, 2011 and 2010.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and benefits, external contract research costs, consultants, and patent research costs. Research and development expenses were $7,000 and $1.4 million in the three and nine months ended September 30, 2011, compared to $269,000 and $2.0 million in the same periods in 2010. The decrease in our research and development expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to lower patent research costs and external contract research costs. The decrease in our research and development expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to lower patent research costs and external contract research costs, partially offset by increased stock compensation expense.

Research and development expenses may increase during the remainder of the year, depending on the timing and scope of any continued development of our MAXY-G34 program.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, business consultants and professional expenses, such as external expenditures for legal and accounting services. General and administrative expenses were $2.3 million and $8.1 million for the three and nine months ended September 30, 2011, compared to $2.1 million and $6.5 million in the comparable periods in 2010. The increase in general and administrative expenses in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to increased patent administration costs and a lower allocation of administrative costs charged to Perseid under a transition service agreement. This increase was partially offset by a reduction in stock compensation expense resulting from the decrease in valuation of contingent performance units awards, or CPUs, primarily resulting from the decline of the stock price of Codexis during the three months ended September 30, 2011. The increase in general and administrative expenses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to increase in costs for consultants who assisted us in the preparation of the proposal we submitted to BARDA in May 2011, increased patent administration costs, an increase in salaries and benefits, and a lower allocation of administrative costs charged to Perseid under a transition service agreement. The activities of the consultants who assisted us in the preparation of the proposal we submitted to BARDA were primarily advisory and administrative in nature and no product development efforts were undertaken by such consultants.

Our general and administrative expenses for the remainder of 2011 may fluctuate when compared to the first nine months of 2011 depending on, among other things, the continued use of external consultants and expenditures for legal and accounting services.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Interest income	$74	$19	$216	$96
Gain on warrant valuation	22	—	233	—
Foreign exchange gains (losses)	32	(8)	(33)	3
Change in value of stock portion of distribution payable	—	648	—	869
Gain on distribution of equity securities	—	44	—	293
Gains (losses) on disposal of equipment and interest expense	—	—	(2)	—

Total interest income and other income, net	$128	$703	$414	$1,261

The increases in interest income and other income, net, from the three and nine month periods in 2010 to the 2011 periods were primarily the result of changes in value of the stock portion of distribution payable, for which there was no liability until we distributed shares of Codexis common stock in December 2010, and by the gain recognized in connection with the distribution of equity securities.

Income Tax Benefit

During the nine months ended September 30, 2011, we recorded a $3.1 million tax benefit within continuing operations relating to net operating losses from continuing operations that may be realized based on our estimate of future taxable income. This tax benefit was offset in discontinued operations by a $5.0 million tax expense comprised of the $3.1 million tax expense allocated from continuing operations, a $1.3 million tax expense related to the tax effect of the change in unrealized gains on our available-for-sale investments in other comprehensive income and a $559,000 adjustment relating to an uncertain tax position. We do not believe we will have a material tax liability associated with the acquisition by Astellas of our equity interests in Perseid, however, the calculation of our 2011 federal and state tax will be based on any additional operating activities conducted throughout the remainder of the year.

Discontinued Operations

Loss from discontinued operations (primarily the operations of Perseid) for the three months ended September 30, 2011 was $1.9 million and income from discontinued operations for the nine months ended September 30, 2011 was $58.5 million. Loss from discontinued operations for the three months ended September 30, 2010 was $2.3 million and income from discontinued operations for the nine months ended September 30, 2010 was $433,000. Income from discontinued operations for the nine months ended September 30, 2011 included a gain on sale of discontinued operations of $62.2 million from the acquisition of our interests in Perseid by Astellas. In all periods prior to May 16, 2011, discontinued operations before tax included primarily the operating activities of Perseid, which reflected the development of its MAXY-4 and other product collaborations including the reimbursement by Astellas for such activities.

Recent Accounting Pronouncements

During the nine months ended September 30, 2011, we adopted the following accounting standards:

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

In June 2011, the FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively. These amendments will impact the presentation of our financial statements upon adoption.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. The acquisition of Perseid by Astellas largely completed a multi-year strategic process to restructure our operations, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of our equity interests in Codexis. As of September 30, 2011, we had $160.7 million in cash and cash equivalents.

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

In December 2009, we completed the repurchase of approximately 7.3 million shares of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million. In March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million. From June 1 through December 31, 2010, we repurchased an additional 1.2 million shares of our common stock under an open market repurchase program at an aggregate purchase price of approximately $6.9 million. From June 9, 2011 through September 30, 2011, we repurchased approximately 2,032,800 shares of our common stock under a stock repurchase program at an aggregate purchase price of approximately $11.1 million.

In October 2010, we sold substantially all of the patents and other intellectual property rights associated with our Molecular Breeding™ directed evolution platform to Codexis and cancelled all payment and potential royalty obligations of Codexis to us relating to biofuels and other energy products, for $20.0 million. We received $16.0 million in cash upon closing of the sale in October 2010, with the remaining $4.0 million held in escrow,$2.0 million of which was released in November 2011 and $2.0 million of which will be held in escrow until September 2012 to satisfy any of our indemnification obligations under the purchase agreement.

In December 2010, we completed a distribution of substantially all of the Codexis common stock we held to our stockholders. In aggregate, we distributed 5.4 million shares of Codexis common stock to our stockholders on December 14, 2010. The closing price of Codexis common stock on December 14, 2010 was $9.75. The approximately 484,000 shares of Codexis common stock that we continued to hold at September 30, 2011 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $29.2 million in the aggregate.

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

Net cash used by operating activities was $7.5 million in the nine months ended September 30, 2010, compared to $6.5 million in the comparable period in 2011. The net cash used in the 2010 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, severance payments made in connection with our 2009 restructuring, amortization of revenue on an upfront payment made by Astellas in 2008, and reductions in other accrued liabilities, accounts payable and accrued compensation. These uses of cash were partially offset by collection of receivables from Perseid and an increase in prepaid expenses and other current assets.

The net cash used in the 2011 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, and a reduction in accrued compensation and other accrued liabilities. These uses of cash were partially offset by collection of receivables from Perseid.

Net cash provided by investing activities was $33.6 million in the nine months ended September 30, 2010, compared to $76.0 million in the comparable period in 2011. The cash provided by investing activities during the 2010 period was related to maturities of available-for-sale securities in excess of purchases. The cash provided by investing activities during the 2011 period was attributable to the $76.0 million in proceeds received from Astellas in connection with the sale of our interest in Perseid. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash used in financing activities was $15.1 million in the nine months ended September 30, 2010, compared with $10.8 million in the comparable period in 2011. The net cash used in financing activities during 2010 was primarily due to repurchases of our common stock, and to a lesser extent, the settlement, through company stock, of employee tax obligations in connection with the delivery of stock issued under restricted stock unit awards held by former executives. The net cash used in financing activities during the 2011 period was primarily due to repurchases of our common stock, partially offset by proceeds received from the exercise of employee stock options.

Net cash used in discontinued operations was $1.0 million in the nine months ended September 30, 2010, compared with $297,000 in the comparable period in 2011. Net cash used in both periods consisted of purchases of capital equipment and payments of certain license fees.

We sublease our current facility space from Perseid. The facility sublease is terminable by us with 90 days prior notice to Perseid. As a result of the acquisition by Astellas of our equity interest in Perseid on May 16, 2011, we no longer report Perseid’s operations, including its financial commitments, in our financial statements. At September 30, 2011, we did not have any material commitments or contractual obligations.

We are eligible for a potential payment of up to $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. However, there can be no assurances that we will receive such payment from Bayer.

As of September 30, 2011, we had $160.7 million in cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. We attempt to limit our exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in our market risk exposures during the three and nine months ended September 30, 2011. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, Astellas Pharma Inc., or Astellas, acquired our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel. The acquisition of Perseid by Astellas largely completed a multi-year strategic process to restructure our operations, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of the shares of Codexis, Inc. common stock we held. As a result, it may be difficult to evaluate our business and future prospects or to assess future operating performance on the basis of historical operating performance. Our current assets primarily consist of our MAXY-G34 product candidate, a granulocyte colony stimulating factor, or G-CSF, and cash (totaling $160.7 million as of September 30, 2011). We also remain eligible for a payment of up to $30.0 million from Bayer HealthCare LLC, or Bayer, related to the sale of our hematology assets to Bayer in July 2008. We are currently evaluating the potential further development of our MAXY-G34 program for chemotherapy-induced neutropenia and acute radiation syndrome, or ARS. We may also evaluate or make additional cash distributions to our stockholders of a portion of our cash resources and evaluate the potential acquisition of additional businesses, assets, technologies, or products or we may pursue other strategic transactions.

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

As a result of the acquisition of Perseid by Astellas, we are now focusing our resources and strategy on the development of our MAXY-G34 product candidate. As the key component of this strategy, in May 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of this product candidate as a potential medical countermeasure for ARS. The submission is in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA seeks to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. The timing for a response from BARDA regarding our proposal or the grant of an award under this BAA remains uncertain and is subject to a number of factors outside of our control. Accordingly, there can be no assurance that we will receive a response from BARDA or that any response will include a specific decision by BARDA regarding the proposal or the award of a potential contract under this BAA or any similar solicitation.

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

In addition to our submission of a proposal to BARDA for the development of our MAXY-G34 product candidate as a potential medical countermeasure for ARS, we also continue to evaluate the further clinical development and potential commercialization of MAXY-G34 for the treatment of chemotherapy-induced neutropenia. Such development may be highly dependent upon our success in obtaining a BARDA contract or similar funding for the development of this program for the ARS indication and there can be no assurance that we can successfully commence or continue any further development of our MAXY-G34 program for the chemotherapy-induced neutropenia indication or realize any value from this program.

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

We currently have eleven employees and we will rely heavily on the services of our existing employees to manage our ongoing operations and execute our strategic plans. The loss of services from any of our existing employees could substantially disrupt our operations. To be successful and achieve our objectives under our revised corporate strategy, we must retain qualified personnel. Our recent restructurings and the continued review of our strategic options may create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business.

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

In December 2010, we distributed substantially all of the shares of Codexis, Inc. common stock we held, together with approximately $29.2 million in cash, to our stockholders. In addition, since December 2009, we have repurchased approximately 12.0 million shares of our common stock for a total cost of approximately $65.2 million. However, given that we continue to have large cash reserves, our board of directors may consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities. The full implementation of any additional distribution could use a significant portion of our remaining cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets, complete acquisitions of businesses or technologies, or pursue other transactions.

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

In particular, the existence of certain issued patents and pending patent applications that claim certain G-CSF compositions and their use, including a U.S. patent issued to Amgen in 2008 with certain claims to mutated G-CSF molecules (Patent No. 7,381,804), could make it more difficult for us to secure a collaborative or other arrangement for our MAXY-G34 product candidate or to commercialize or otherwise realize any value from this product candidate. While we are currently engaged in an inter partes reexamination of the Amgen patent with the U.S. Patent Office, or PTO, and the PTO has issued a right of appeal notice to Amgen maintaining its rejection of the claims in the Amgen patent, Amgen is appealing this decision and any final ruling by the PTO may be appealed to the U.S. federal courts. As a result, there can be no assurances that we will ultimately prevail or do so in a timely manner, or that we will be successful in the development, commercialization or other utilization of the MAXY-G34 program, even if we are ultimately successful in this re-examination process.

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

Our MAXY-G34 product candidate previously completed a Phase IIa clinical trial in breast cancer patients for the treatment of chemotherapy-induced neutropenia and although MAXY-G34 has demonstrated desirable properties in preclinical testing, and in early clinical testing, the results from preclinical testing in vitro and animal models, as well as early clinical trials, often are not predictive of results obtained in larger later stage clinical trials. As a result, there can be no assurances that clinical trials or other studies of MAXY-G34 or any future product candidates will be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval.

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

In addition, if MAXY-G34 or any of our future drug candidates are approved for commercial sale, they will need to compete with other products intended to treat the same disease, including the marketed versions of the protein therapeutic drug that we have sought to improve, and possibly including other variant versions of such drug, and generic bioequivalent or biosimilar versions of such drugs, and small molecule drugs. Such competition may be intense and lead to price reductions for all forms of a particular therapeutic protein. Moreover, any adverse developments related to a currently marketed version of the protein therapeutic drug that we have sought to improve or a generic bioequivalent or biosimilar version of such drug may have a significant adverse impact on the continued development or future commercialization and marketing of our related product candidates and could cause us to change our development plans or discontinue further development of such product candidates. If we are unable to market and commercialize our product successfully, our business would be adversely affected.

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

The capital and credit markets have been experiencing extreme volatility and disruption. As of September 30, 2011, we had $160.7 million in cash, cash equivalents and marketable securities. While we maintain an investment portfolio typically consisting of money market funds, U.S. treasury securities and short-term commercial paper and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 through July 31, 2011	336,200	$5.48	336,200	$6,909,883
Aug. 1, 2011 through Aug. 31, 2011	1,135,653	$5.42	1,135,653	$759,290
Sept. 1, 2011 through Sept. 30, 2011	330,761	$5.45	330,761	$8,955,552

Total	1,802,614	$5.43	1,802,614	$8,955,552

(1)	On May 31, 2011, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $10.0 million through December 31, 2011. On September 8, 2011, we announced that our Board had approved an increase to this stock repurchase program from $10.0 million to $20.0 million.
(2)	The price paid per share of common stock does not include any related transaction costs.

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

MAXYGEN, INC.

November 7, 2011	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer