Form 10-Q
period 2012-03-31
MAXYGEN INC
filed 2012-05-07
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 000-28401

MAXYGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0449487
(State of incorporation)	(I.R.S. Employer Identification No.)

411 Borel Avenue Suite 616

San Mateo, California 94402

(Address of principal executive offices, including zip code)

(650) 241-2292

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

As of April 30, 2012, there were 27,756,742 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

INDEX

Part I FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three month periods ended March 31, 2011 and March 31, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and March 31, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3: Quantitative and Qualitative Disclosures About Market Risk	18

Item 4: Controls and Procedures	18

Part II OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 1A: Risk Factors	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults Upon Senior Securities	19

Item 4: Mine Safety Disclosures	19

Item 5: Other Information	19

Item 6: Exhibits	19

SIGNATURES	20

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

Maxygen® is a registered trademark of Maxygen, Inc. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners. The use of the word “partner” and “partnership” does not mean a legal partner or legal partnership.

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2011 and in this report, including the factors described in the section entitled “Item 1A—Risk Factors, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. While we may elect to update these forward-looking statements at some point in the future, Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise, except to the extent required by applicable law.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,572	$142,267
Short-term investments	4,999	12,996
Available-for-sale investment in equity securities	2,478	1,639
Prepaid expenses and other current assets	2,317	2,277

Total current assets	164,366	159,179
Property and equipment, net	143	152
Other non-current assets	124	—

Total assets	$164,633	$159,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$249
Accrued compensation	1,426	1,128
Distribution payable	704	509
Other accrued liabilities	831	513

Total current liabilities	3,214	2,399
Non-current distribution payable	372	221
Other non-current liabilities	103	103
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,398,829 and 27,233,953 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	3	3
Additional paid-in capital	311,302	310,377
Accumulated other comprehensive income	1,205	366
Accumulated deficit	(151,775)	(154,347)

Total Maxygen, Inc. stockholders’ equity	160,735	156,399
Non-controlling interest	209	209

Total stockholders’ equity	160,944	156,608

Total liabilities and stockholders’ equity	$164,633	$159,331

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended March 31,
	2011	2012
	(unaudited)
Technology and license revenue	$—	$6
Operating expenses:
Research and development	567	65
General and administrative	3,140	2,767

Total operating expenses	3,707	2,832

Loss from operations	(3,707)	(2,826)
Gain on distribution of equity securities	85	75
Interest and other income (expense), net	(123)	179

Loss from continuing operations before income taxes	(3,745)	(2,572)
Income tax benefit	1,736	—

Loss from continuing operations	(2,009)	(2,572)
Discontinued operations:
Income from discontinued operations	6,037	—
Income tax expense for discontinued operations	(1,517)	—

Income from discontinued operations, net of taxes	4,520	—

Net income (loss)	2,511	(2,572)
Net income attributable to non-controlling interests	1,052	—

Net income (loss) attributable to Maxygen, Inc.	$1,459	$(2,572)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.09)
Discontinued operations	$0.12	$—
Attributable to Maxygen, Inc.	$0.05	$(0.09)
Shares used in basic and diluted net income (loss) per share calculations	29,225	27,232

Comprehensive income (loss)	$1,777	$(3,411)

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Operating activities
Loss from continuing operations	$(2,009)	$(2,572)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2	13
Gain on distribution of equity securities	(85)	(75)
Non-cash stock compensation	997	526
Amortization of discount on investments	—	(1)
Income tax benefit	(1,736)	—
Valuation of stock portion of distribution payable	184	(165)
Changes in operating assets and liabilities:
Receivable from Perseid	299	—
Prepaid expenses and other current assets	62	40
Deposits and other non-current assets	8	124
Accounts payable	108	(4)
Accrued compensation	(303)	(196)
Accrued project costs	23	—
Other accrued liabilities	(12)	(318)

Net cash used in operating activities	(2,462)	(2,628)

Investing activities
Purchase of available-for-sale securities	—	(7,996)
Acquisition of property and equipment	—	(22)

Net cash used in investing activities	—	(8,018)

Financing activities
Cash distributions paid to common stockholders	(43)	(106)
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	329	(17)
Repurchase of common stock	—	(1,536)

Net cash provided by (used in) financing activities	286	(1,659)

Cash used in discontinued operations:
Operating activities	569	—
Investing activities	(750)	—

Net cash used in discontinued operations	(181)	—

Net decrease in cash and cash equivalents	(2,357)	(12,305)
Cash and cash equivalents at beginning of period	102,335	154,572

Cash and cash equivalents at end of period	$99,978	$142,267

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of March 31, 2012, and for the three months ended March 31, 2011 and 2012, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On May 16, 2011, Astellas Pharma Inc. (“Astellas”) completed the purchase of the Company’s equity interests in Perseid Therapeutics LLC (“Perseid”), the Company’s former majority-owned subsidiary. As a result of this transaction, the results of operations and cash flows of Perseid, as well as any related business activities through May 16, 2011 have been reported separately as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The condensed consolidated financial statements include the amounts of the Company its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., and its majority-owned subsidiary, Maxygen Holdings LLC. The condensed consolidated financial statements also include the amounts of the Company’s former majority-owned subsidiary, Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 7).

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

The table below reflects a reconciliation of the equity attributable to non-controlling interests (in thousands):

Non-controlling interests at December 31, 2011	$209
Net loss attributable to non-controlling interest	—

Non-controlling interests at March 31, 2012	$209

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

Contingent payments for events for which the occurrences are contingent solely upon the passage of time or are the result of performance by a third party will be recognized as revenue when payments are earned, the amounts are fixed or determinable and collectability is reasonably assured.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended March 31,
	2011	2012
Numerator:
Numerator for basic and diluted loss attributable to Maxygen, Inc. from continuing operations	$(2,009)	$(2,572)
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from discontinued operations	$3,468	$—

Numerator for basic and diluted income (loss) attributable to Maxygen, Inc.	$1,459	$(2,572)

Denominator:
Basic and diluted:
Weighted-average shares used in computing basic and diluted net income (loss) per share	29,225	27,232

Basic and diluted net income (loss) per share
Continuing operations	$(0.07)	$(0.09)
Discontinued operations	$0.12	$—

Attributable to Maxygen, Inc.	$0.05	$(0.09)

Basic and diluted net income (loss) per share from discontinued operations includes net income (loss) attributable to non-controlling interests for all periods presented.

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 7,505,000 options and 833,000 shares of restricted stock at March 31, 2011 and 5,647,000 options and 523,000 shares of restricted stock at March 31, 2012. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect on results from continuing operations is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis, Inc. (“Codexis”) and its related tax effects, and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three month periods ended March 31, 2011 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2011	2012
Net income (loss)	$2,511	$(2,572)
Changes in unrealized gains (loss) on available-for-sale investment in equity securities, net of related tax effects	318	(839)

Comprehensive income (loss)	2,829	(3,411)
Comprehensive income (loss) attributable to non-controlling interests	1,052	—

Comprehensive income (loss) attributable to Maxygen, Inc.	$1,777	$(3,411)

The changes in unrealized loss on available-for-sale investment in equity securities of $839,000 represent the change in fair value of 449,134 shares of Codexis common stock held by the Company and the distribution of approximately 18,000 shares of Codexis, Inc. common stock upon the vesting of restricted stock awards in the three months ended March 31, 2012. The shares of Codexis common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2011	March 31, 2012
Unrealized gains on available-for-sale investment in equity securities	$2,478	$1,639
Tax effects of available-for-sale securities	(1,021)	(1,021)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income	$1,205	$366

The tax effects of available-for-sale securities of approximately $1.0 million recorded within accumulated other comprehensive income at December 31, 2011 resulted from the application of the Company’s statutory tax rate on its gross unrealized gains on its investment in Codexis, Inc. common stock (based on the fair value of such investment at December 31, 2011). At March 31, 2012, the fair value of the Company’s investment in Codexis, Inc. common stock had decreased by approximately $839,000. However, because the Company reported a loss from continuing operations for the three months ended March 31, 2012, the tax effect of this decrease in unrealized gains on its investment in Codexis, Inc. common stock was not allocated to continuing operations. Instead, this tax effect was allocated back to other comprehensive income for the three months ended March 31, 2012, resulting in the approximately $1.0 million reported within accumulated other comprehensive income at March 31, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 for the presentation of comprehensive income, thereby amending Accounting Standards Codification 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively. These amendments impact the presentation of the Company’s financial statements beginning in the current quarter.

Stock-Based Compensation

For the three months ended March 31, 2011 and 2012, stock-based compensation expense was recorded as follows (in thousands):

	Three months ended March 31,
	2011	2012
Research and development	$18	$—
General and administrative	979	526

Total stock-based compensation expense within continuing operations	$997	$526

No stock-based compensation costs were capitalized as of March 31, 2011 and 2012. There were no recognized tax benefits during the quarters ended March 31, 2011 and 2012.

Stock Options

Stock options vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The weighted average assumptions used in the model for options granted in the respective periods are outlined in the following table:

	Three months ended March 31, 2011	Three months ended March 31, 2012 (1)
Expected dividend yield	—	—
Risk-free interest rate	2.42%	—
Expected life	6.26 years	—
Expected volatility	61.61%	—

(1)	There were no stock options granted to employees during the three months ended March 31, 2012.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new option grants is based on historical volatilities. For awards issued to employees in 2011, the expected life of the stock options was calculated under the shortcut method as permitted under applicable accounting guidance from the Securities and Exchange Commission.

Restricted Stock Awards

The Company has granted restricted stock awards under its 2006 Equity Incentive Plan (the “2006 Plan”) to certain employees and members of its board of directors. Restricted stock awards are generally scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In the three months ended March 31, 2011, the Company granted restricted stock awards to employees representing an aggregate of 30,000 shares of Company common stock. The Company did not grant any restricted stock awards in the three months ended March 31, 2012. For the three months ended March 31, 2011 and 2012, the Company recognized approximately $398,000 and $451,000, respectively, of stock-based compensation expense within continuing operations, related to these restricted stock awards. At March 31, 2012, the unrecognized compensation cost related to these awards was approximately $2.5 million, which is expected to be recognized on a straight-line basis over the requisite service period through June 2015.

Contingent Performance Units

In September 2009, the Company granted contingent performance units (“CPUs”) under the 2006 Plan to all employees and board members who held options to purchase Company’s common stock, and since that date the Company has also granted CPUs in connection with the grant of new stock option awards. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. All unvested CPUs remaining following the Settlement Date will expire immediately. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any dividends or distributions to the Company’s stockholders. The earned value of any vested CPU will generally be settled in shares of common stock of the Company, but may also be settled, in part, with cash or any property distributed by the Company, or entirely in cash. The CPU awards are accounted for as liability awards.

These awards were remeasured at estimated fair value as of March 31, 2012, as required for liability awards. During the three months ended March 31, 2012, approximately $33,000 in cash was paid to settle vested CPUs. The fair value of the remaining CPUs was approximately $1.0 million at March 31, 2012, as determined based on a Monte Carlo simulation.

The assumptions used in the Monte Carlo simulation to determine the value at March 31, 2011 and 2012, are outlined in the following table:

	As of March 31, 2011	As of March 31, 2012
Expected dividend yield	0%	0%
Risk-free interest rate range	0.93% – 1.41%	0.22% – 0.42%
Expected life	2.48 – 3.50 years	1.48 – 3.17 years
Expected volatility of Maxygen, Inc. common stock	57.0% to 66.4%	35.75% to 41.95%
Expected volatility of Codexis, Inc. common stock	57.1%	64.47% to 65.24%

The risk-free interest rate is based on the U.S. Treasury yield in effect at each reporting date, with a term commensurate with the estimated remaining expected life of each award. Expected life is based on the estimated remaining time to settlement for each award. Expected volatility of both the Company’s common stock and the Codexis, Inc. common stock is based on the historical volatility, as available, of such stock commensurate with the expected life of each award.

The Company recognized compensation expense of approximately $420,000 and a credit of approximately $102,000 in the three months ended March 31, 2011 and 2012, respectively, related to changes in the fair value of the CPU liability within continuing operations. As the CPUs are accounted for as liability awards, the Company remeasures their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

As the earned distribution value of any vested CPU can be settled in shares of Company’s common stock, cash or the property distributed to stockholders, or any combination of the foregoing, and because such property has an inherent ability to appreciate or depreciate in price by the Settlement Date, the Company has reserved, from its December 2010 distribution of Codexis, Inc. common stock, the number of shares of Codexis, Inc. common stock that it deems sufficient to settle its maximum potential liability related to the earned distribution value for each CPU. At March 31, 2012, the Company had reserved 270,078 shares of Codexis, Inc. common stock for this purpose.

For the three months ended March 31, 2011 and 2012, stock-based compensation expense related to the remeasurement of CPUs was recorded within continuing operations as follows (in thousands):

	Three months ended March 31,
	2011	2012
Research and development	$28	$—
General and administrative	392	(102)

Total stock-based compensation expense within continuing operations	$420	$(102)

2. Cash Equivalents and Investments

The Company’s cash equivalents and investments as of March 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$142,267	$—	$—	$142,267
U.S. Treasury securities	12,996	—	—	12,996
Available-for-sale investment in equity securities	—	1,639	—	1,639

Total	155,263	1,639	—	156,902
Less amounts classified as cash equivalents	(142,267)	—	—	(142,267)

Total investments	$12,996	$1,639	$—	$14,635

The Company’s cash equivalents and investments as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,572	$—	$—	$154,572
U.S. Treasury securities	4,999	—	—	4,999
Available-for-sale investment in equity securities	—	2,478	—	2,478

Total	159,571	2,478	—	162,049
Less amounts classified as cash equivalents	(154,572)	—	—	(154,572)

Total investments	$4,999	$2,478	$—	$7,477

Unrealized holding gains on available-for-sale securities, before tax, included in Accumulated other comprehensive income (loss) were $1.6 million at March 31, 2012 and $2.5 million at December 31, 2011, both of which were primarily related to the valuation of available-for-sale investment in equity securities. At March 31, 2012, all investments had a contractual maturity of less than one year.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$142,267	$142,267	$—	$—
U.S. Treasury securities	12,996	12,996	$—	$—
Available-for-sale investment in equity securities	1,639	1,639	—	—

Total	$156,902	$156,902	$—	$—

Liabilities:
Stock portion of distribution payable	$296	$296	—	—

Total	$296	$296	$—	$—

	As of December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$154,572	$154,572	$—	$—
U.S. Treasury securities	4,999	4,999	—	—
Available-for-sale investment in equity securities	2,478	2,478	—	—

Total	$162,049	$162,049	$—	$—

Liabilities:
Stock portion of distribution payable	535	535	—	—

Total	$535	$535	$—	$—

As of March 31, 2012, the Company held 449,134 shares of Codexis, Inc. common stock, which is reflected on the Company’s Condensed Consolidated Balance Sheet as Available-for-sale investment in equity securities for $1.6 million. As the fair value of the Company’s investment in Codexis, Inc. common stock was based on the $3.65 closing price of such stock on March 30, 2012, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. As of December 31, 2011, the Company held 467,631 of such shares with a fair value of $2.5 million, based on the $5.30 closing price of such stock on December 30, 2011.

At March 31, 2012, the Company had an obligation to distribute 81,073 shares of Codexis, Inc. common stock to holders of the Company’s restricted stock awards. The fair value of this obligation of $296,000 is determined based on the $3.65 closing price of such stock on March 30, 2012. As of December 31, 2011, the obligation totaled $535,000, based on 101,005 shares of such stock with a $5.30 closing price on December 30, 2011. As the fair value was based on a quoted price in an active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above.

4. Repurchases of Common Stock

Since December 2009, the Company has repurchased a total of 12,506,627 shares of its common stock for a total cost of approximately $67.9 million. These stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

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

On May 31, 2011, the Company announced a stock repurchase program under which the Company was authorized to purchase up to $10.0 million of its common stock through December 31, 2011. On September 8, 2011, this repurchase program was increased from $10.0 million to $20.0 million. During 2011, the Company repurchased 2,244,289 shares of its common stock under this program at an aggregate cost of approximately $12.3 million. This program expired on December 31, 2011.

In January 2012, the Company announced a new stock repurchase program under which it is authorized to purchase up to $10.0 million of its common stock through December 31, 2012. In the three months ended March 31, 2012, the Company repurchased 279,270 shares of its common stock under this program at an aggregate cost of approximately $1.5 million.

The table below summarizes the Company’s repurchases of its common stock since 2009:

Period	Total Number of Shares Purchased	Total Costs, Net of Fees (In thousands)
Twelve months ended December 31, 2009	7,345,103	$39,170
Twelve months ended December 31, 2010	2,637,965	14,889
Twelve months ended December 31, 2011	2,244,289	12,256
Three months ended March 31, 2012	279,270	1,536

Total	12,506,627	$67,851

5. Litigation

From time to time, the Company may become involved in claims and legal proceedings that arise in the ordinary course of its business. Currently, the Company is not a party to any legal proceedings that management of the Company believes would have a material effect on its financial position or results of operations.

6. Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement was amended in September 2009 to provide for an increase in the amount of consulting fees payable to Waverley to $50,000 per month. The consulting agreement, as amended to date, also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 for each of the three month periods ended March 31, 2011 and 2012. At December 31, 2011 and March 31, 2012, $50,000 pertaining to this consulting agreement was recorded within accounts payable on the Company’s condensed consolidated balance sheet.

7. Discontinued Operations

On May 16, 2011, Astellas acquired all of the Company’s equity interests in Perseid for $76.0 million in cash. Perseid, a former majority-owned subsidiary, conducted substantially all of the Company’s research and development operations. As a result of the acquisition, the Company reported the financial results of Perseid and its related business activities as discontinued operations. Summarized operating results for the discontinued operations are as follows (in thousands):

	Three months ended March 31,
	2011	2012
Related party revenue	$13,843	$—
Operating expenses:
Research and development	6,578	—
General and administrative	1,200	—

Total operating expenses	7,778	—

Income from operations of discontinued operations	6,065	—
Interest and other income (expense), net	(28)	—

Income from discontinued operations before income taxes	6,037	—
Income tax expense	(1,517)	—

Income from discontinued operations	$4,520	$—

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

We currently have seven employees, all of whom are engaged in general and administrative activities, and we have significantly curtailed our operations and decreased our operating expenses. However, we expect our operating expenses to increase if we engage in any further development of our MAXY-G34 program or pursue any strategic combination or other transactions.

As of March 31, 2012, we held approximately $155.3 million in cash, cash equivalents and short-term investments. We also remain eligible for a payment of up to $30.0 million from Bayer HealthCare LLC, or Bayer, related to the sale of our hematology assets to Bayer in July 2008.

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

At present, we have no significant source of revenues, other than the revenue that would be recognized upon the potential receipt of the remaining contingent payment from Bayer. We continue to maintain a strong cash position, with cash, cash equivalents and short-term investments totaling $155.3 million as of March 31, 2012.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiary, Maxygen Holdings LLC. Discontinued operations consist of the results of Perseid prior to the acquisition by Astellas of our interests in Perseid in May 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements and government research grants, and from the sale of certain assets. Technology and license revenue recorded in the three months ended March 31, 2012 consisted of certain miscellaneous licensing fees received from third parties. No revenue was recorded in the three months ended March 31, 2011.

Research and Development Expenses

Our research and development expenses have historically consisted of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. As a result of the acquisition of Perseid by Astellas in May 2011, our research and development expenses have been substantially reduced and are currently attributable to limited research and development activities related to our MAXY G-34 product candidate. Research and development expenses were $65,000 in the three months ended March 31, 2012, compared to $567,000 in the three months ended March 31, 2011. The decrease in our research and development expenses for the three month period was primarily due to reductions in salary related costs and patent research expenses.

We expect our research and development expenses to be maintained well below historical levels. However, the potential further development of our MAXY G-34 product candidate could result in a significant increase in our research and development expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums, business consultants and professional expenses, such as external expenditures for legal, accounting services and board fees. General and administrative expenses were $2.8 million for the three months ended March 31, 2012, compared to $3.1 million in the three months ended March 31, 2011. The decrease in our general and administrative expenses for the three month period was primarily due to a decrease in stock compensation expense attributable to a decline in the valuation of our CPU awards, a decrease in consulting costs, and a decrease in external legal and accounting expenses. These decreases were partially offset by the elimination of expense allocations under our transition services agreement with Perseid, under which a portion of our administrative costs was previously charged to Perseid.

We expect our general and administrative expenses for the remainder of 2012 to be comparable to or slightly lower than 2011, depending on, among other things, the use of external consultants, expenditures for legal and accounting services and stock compensation charges pertaining to our CPU awards, which are remeasured to estimated fair value on a recurring basis. However, our general and administrative expenses may increase significantly if we pursue any strategic transactions.

Gain on Distribution of Equity Securities

In connection with the distribution to our stockholders on December 14, 2010 of substantially all of the Codexis, Inc. common stock we held, we retained shares of such stock on behalf of the holders of certain outstanding equity awards. As of March 31, 2012, we held 449,134 shares of such stock. In the three months ended March 31, 2012 and 2011, we recorded a gain on distribution of equity securities of $75,000 and $85,000, respectively, as a result of the release of such stock pursuant to the vesting of restricted stock awards.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash, cash equivalents and short-term investments, foreign currency gains or losses, and changes in value of stock portion of distribution payable. Amounts included in interest income and other income (expense), net, are as follows (in thousands):

	Three months ended March 31,
	2011	2012
Interest income	$38	$6
Foreign exchange gains (losses)	23	8
Change in value of stock portion of distribution payable	(184)	165

Total interest income and other income (expense), net	$(123)	$179

The increase in interest income and other income (expense), net, from the 2011 period to the 2012 period was primarily as a result of the change in value of the stock portion of distribution payable, partially offset by the lower interest income due to lower yields in our investment portfolio.

Provision for Income Taxes

We did not record any tax benefit or expense during the three months ended March 31, 2012. During the three months ended March 31, 2011, we recorded a $1.7 million tax benefit within continuing operations. The tax expense of $1.5 million recorded within discontinued operations was comprised of the $1.7 million tax expense allocated from continuing operations and a $0.2 million tax benefit related to the tax effect of the change in unrealized gains on our available-for-sale investments in other comprehensive income.

Discontinued Operations

We did not record any income from discontinued operations for the three months ended March 31, 2012 as a result of the sale of Perseid to Astellas in May 2011. Income from discontinued operations for the three months ended March 31, 2011 was $4.5 million, net of tax expense of $1.5 million. Income from discontinued operations before tax was generated from the operating activities of Perseid and its predecessor operations, reflecting the development of its programs for such activities. The majority of these operating activities were reimbursed by Astellas.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 for the presentation of comprehensive income, thereby amending Accounting Standards Codification 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively. These amendments impact the presentation of our financial statements beginning in the current quarter.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. The acquisition of Perseid by Astellas largely completed a multi-year strategic process to maximize stockholder value through sales, distributions and other arrangements involving our various assets, including the sale of our vaccine assets, the sale of patent rights relating to the MolecularBreeding™ directed evolution platform, and the distribution of substantially all of our equity interests in Codexis. As of March 31, 2012, we had $155.3 million in cash, cash equivalents and short-term investments.

During the three months ended March 31, 2012, we repurchased approximately 279,000 shares at an aggregate purchase price of approximately $1.5 million. During 2011, we repurchased approximately 2.2 million shares of our common stock under a stock repurchase program at an aggregate purchase price of approximately $12.3 million. Since we began repurchasing our common stock in 2009, we have repurchased a total of 12.5 million shares of our common stock at an aggregate purchase price of $67.9 million, through March 31, 2012.

In October 2010, we sold substantially all of the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis and cancelled all payment and potential royalty obligations of Codexis to us relating to biofuels and other energy products, for $20.0 million. We received $16.0 million in cash upon closing of the sale in October 2010, with the remaining $4.0 million held in escrow, $2.0 million of which was released in November 2011 and $2.0 million of which will be held in escrow until September 2012 to satisfy any indemnification obligations under the purchase agreement.

In December 2010, we completed a distribution to our stockholders of substantially all of the Codexis, Inc. common stock we held. In aggregate, we distributed approximately 5.4 million shares of Codexis, Inc. common stock to our stockholders on December 14, 2010. The 449,134 shares of Codexis, Inc. common stock that we continued to hold at March 31, 2012 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $29.2 million in the aggregate.

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

Net cash used in operating activities was $2.6 million in the three months ended March 31, 2012, compared to $2.5 million in the comparable period in 2011. The net cash used in operating activities in the 2012 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, and a reduction in other accrued liabilities. The net cash used in operating activities in the 2011 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, a reduction in accrued compensation, partially offset by a collection of receivables from Perseid. The non-cash adjustments to reconcile loss from continuing operations to net cash used in operating activities for the 2011 period included an income tax benefit of $1.7 million, partially offset by $1.0 million in non-cash stock compensation, while the 2012 period included $526,000 in non-cash stock compensation.

Net cash used in investing activities was $8.0 million in the three months ended March 31, 2012. No cash was used in or provided by investing activities in the three months ended March 31, 2011. The net cash used in investing activities during the 2012 period was primarily attributable to purchases of available-for-sale securities. We may use a portion of our cash to acquire or invest in businesses, products or technologies, or to obtain the right to use such technologies.

Net cash used in financing activities was $1.7 million in the three months ended March 31, 2012, compared with $286,000 provided by financing activities in the comparable period in 2011. The net cash used in financing activities during 2012 was primarily due to repurchases of our common stock. The net cash provided by financing activities during the 2011 period was primarily attributable to the net proceeds received from issuance of common stock pursuant to stock option exercises.

Net cash used in discontinued operations was $181,000 in the three months ended March 31, 2011. No cash was used in or provided by discontinued operations in the three months ended March 31, 2012 as a result of the purchase of Perseid by Astellas in May 2011. The net cash used in discontinued operations in the 2011 period was primarily attributable to the payment of certain license fees.

The following are contractual commitments as of March 31, 2012, which consist solely of our operating lease obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$104	$104	$—	$—	$—

Total	$104	$104	$—	$—	$—

We are eligible for a potential payment of up to $30.0 million from Bayer based on the achievement of certain events related to the potential initiation of a phase II clinical trial of MAXY-VII and the satisfaction of certain patent related conditions associated with the MAXY-VII program. However, there can be no assurances that we will receive any portion of such payment from Bayer.

As of March 31, 2012, we had $155.3 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

We are exposed to market risks, including changes in interest rates, foreign currency exchange rates, and the price fluctuations of certain equity securities. To mitigate some foreign currency exchange rate risk, we from time to time enter into currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. There were no significant changes in our market risk exposures during the three months ended March 31, 2012. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in claims and legal proceedings that arise in the ordinary course of our business. Currently, we are not a party to any legal proceedings that we believe would have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about repurchases of our common stock during the quarterly period ended March 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Jan. 1, 2012 through Jan. 31, 2012	180,143	$5.47	180,143	$9,014,861
Feb. 1, 2012 through Feb. 29, 2012	78,060	$5.47	78,060	$8,587,896
Mar. 1, 2012 through Mar. 31, 2012	21,067	$5.50	21,067	$8,472,130

Total	279,270	$5.47	279,270	$8,472,130

(1)	On January 10, 2012, we announced that our Board authorized a new stock repurchase program under which we are authorized to purchase up to $10.0 million of our common stock through December 31, 2012.
(2)	The price paid per share of common stock does not include any related transaction costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

MAXYGEN, INC.

May 7, 2012	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer