Form 10-Q
period 2012-06-30
MAXYGEN INC
filed 2012-08-07
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 27,791,951 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

INDEX

Part I FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2011 and June 30, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flow for the six month periods ended June 30, 2011 and June 30, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	20

Item 4: Controls and Procedures	20

Part II OTHER INFORMATION

Item 1: Legal Proceedings	21

Item 1A: Risk Factors	21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3: Defaults Upon Senior Securities	27

Item 4: Mine Safety Disclosures	27

Item 5: Other Information	27

Item 6: Exhibits	27

SIGNATURES	28

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc. In this report, “Maxygen,” the “company,” “we,” “us,” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. In any forward-looking statement in which we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	strategic alternatives and transactions with respect to our MAXY-G34 product candidate or our company and the timing, likelihood and outcome thereof;

•	our implementation, or our failure to implement, any additional distributions of our cash resources to stockholders and the treatment of any such distributions for tax purposes;

•

our ability to estimate and maintain adequate reserves to fund our current and longer term operational requirements, pursue our ongoing strategic evaluation and provide for potential future liabilities and claims, such as liabilities, claims, adjustments, penalties, interest and other amounts resulting from potential future tax audits or potential future litigation;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	our ability to retain key employees to maintain our ongoing operations and, if necessary, our ability to successfully hire qualified personnel;

•	our ability to protect our intellectual property portfolio and rights;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors described in the section entitled “Item 1A—Risk Factors” and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. While we may elect to update these forward-looking statements at some point in the future, Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise, except to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,572	$144,731
Short-term investments	4,999	37,992
Available-for-sale investment in equity securities	2,478	1,599
Prepaid expenses and other current assets	2,317	2,202

Total current assets	164,366	186,524
Property and equipment, net	143	139
Other non-current assets	124	—

Total assets	$164,633	$186,663

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$439
Accrued compensation	1,426	1,120
Distribution payable	704	443
Other accrued liabilities	831	338

Total current liabilities	3,214	2,340
Non-current distribution payable	372	121
Other non-current liabilities	103	103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,398,829 and 27,342,267 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	3	3
Additional paid-in capital	311,302	310,924
Accumulated other comprehensive income	1,205	399
Accumulated deficit	(151,775)	(127,227)

Total Maxygen, Inc. stockholders’ equity	160,735	184,099
Non-controlling interest	209	—

Total stockholders’ equity	160,944	184,099

Total liabilities and stockholders’ equity	$164,633	$186,663

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Technology and license revenue	$3	$30,000	$3	$30,006
Operating expenses:
Research and development	783	—	1,350	65
General and administrative	2,638	2,418	5,778	5,185

Total operating expenses	3,421	2,418	7,128	5,250
Income (loss) from operations	(3,418)	27,582	(7,125)	24,756
Gain on distribution of equity securities	164	68	249	143
Interest and other income (expense), net	432	(10)	309	169

Income (loss) from continuing operations before income taxes	(2,822)	27,640	(6,567)	25,068
Income tax benefit (expense)	638	(70)	2,374	(70)

Income (loss) from continuing operations	(2,184)	27,570	(4,193)	24,998
Discontinued operations:
Income (loss) from discontinued operations	(4,735)	—	1,302	—
Gain on sale of discontinued operations	62,219	—	62,219	—
Income tax expense for discontinued operations	(1,521)	—	(3,038)	—

Income from discontinued operations, net of taxes	55,963	—	60,483	—

Net income	53,779	27,570	56,290	24,998
Net income (loss) attributable to non-controlling interests	(742)	450	310	450

Net income attributable to Maxygen, Inc.	$54,521	$27,120	$55,980	$24,548

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.05)	$1.00	$(0.15)	$0.90
Attributable to Maxygen, Inc. from discontinued operations	$1.91	$—	$2.06	$—
Attributable to Maxygen, Inc.	$1.86	$1.00	$1.91	$0.90
Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.05)	$0.99	$(0.15)	$0.90
Attributable to Maxygen, Inc. from discontinued operations	$1.91	$—	$2.06	$—
Attributable to Maxygen, Inc.	$1.86	$0.99	$1.91	$0.90
Shares used in basic net income (loss) per share calculations	29,344	27,250	29,284	27,241
Shares used in diluted net income (loss) per share calculations	29,344	27,388	29,284	27,424

Comprehensive income attributable to Maxygen, Inc.	$53,781	$27,153	$55,558	$23,742

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2011	2012
	(unaudited)
Operating activities
Income (loss) from continuing operations	$(4,193)	$24,998
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5	27
Gain on distribution of equity securities	(249)	(143)
Non-cash stock compensation	1,954	1,248
Amortization of discount on investments	—	(14)
Income tax expense (benefit)	(2,374)	70
Loss (gain) on disposal of fixed assets	—	4
Valuation of stock portion of distribution payable	(221)	(161)
Changes in operating assets and liabilities:
Receivable from Perseid	465	—
Prepaid expenses and other current assets	65	115
Deposits and other non-current assets	17	124
Accounts payable	(66)	186
Accrued compensation	(787)	(357)
Other accrued liabilities	(342)	(486)

Net cash provided by (used in) operating activities	(5,726)	25,611

Investing activities
Purchases of available-for-sale securities	—	(37,975)
Maturities of available-for-sale securities	—	5,000
Acquisition of property and equipment	—	(27)
Proceeds from sale of discontinued operations	76,000	—

Net cash provided by (used in) investing activities	76,000	(33,002)

Financing activities
Cash distributions paid to common stockholders	(103)	(207)
Net liquidating dividend of subsidiary	—	(659)
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	303	(48)
Repurchase of common stock	(1,255)	(1,536)

Net cash used in financing activities	(1,055)	(2,450)

Cash provided by (used in) discontinued operations:
Operating activities	568	—
Investing activities	(750)	—

Net cash used in discontinued operations	(182)	—

Net increase (decrease) in cash and cash equivalents	69,037	(9,841)
Cash and cash equivalents at beginning of period	102,335	154,572

Cash and cash equivalents at end of period	$171,372	$144,731

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Principles of Consolidation

The condensed consolidated financial statements include the amounts of the Company, its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc. The condensed consolidated financial statements also include the amounts of the Company’s former majority-owned subsidiaries, Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 6) and Maxygen Holdings LLC (through its dissolution on June 21, 2012).

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

In addition, prior to its dissolution on June 21, 2012, the Company was the primary beneficiary of its majority-owned subsidiary, Maxygen Holdings LLC. In May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC to a third party for $200,000 in cash and a contingent promissory note. In connection with its dissolution, Maxygen Holdings LLC issued a liquidating dividend to each of its members and, as a result, the third party received $659,000. Prior to the dissolution, amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC were reported as a non-controlling interest.

The table below reflects a reconciliation of the equity attributable to non-controlling interests (in thousands):

Non-controlling interests at December 31, 2011	$209
Income attributable to non-controlling interest	450
Liquidating dividend to non-controlling interest at June 21, 2012	(659)

Non-controlling interests at June 30, 2012	$—

Revenue Recognition

The Company has recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met. The Company estimates the selling price for each deliverable using the vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, then the Company uses its best estimate of the selling price for that deliverable. The consideration the Company receives is allocated among the separate units of accounting based on their respective estimated selling prices, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Numerator:
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from continuing operations	$(1,442)	$27,120	$(4,503)	$24,548
Numerator for basic and diluted income attributable to Maxygen, Inc. from discontinued operations	55,963	—	60,483	—

Numerator for basic and diluted income attributable to Maxygen, Inc.	$54,521	$27,120	$55,980	$24,548

Denominator:
Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share	29,344	27,250	29,284	27,241
Effect of dilutive securities	—	138	—	183

Weighted-average shares used in computing diluted net income (loss) per share	29,344	27,388	29,284	27,424

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.05)	$1.00	$(0.15)	$0.90
Attributable to Maxygen, Inc. from discontinued operations	$1.91	$—	$2.06	$—
Attributable to Maxygen, Inc.	$1.86	$1.00	$1.91	$0.90

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations.	$(0.05)	$0.99	$(0.15)	$0.90
Attributable to Maxygen, Inc. from discontinued operations	$1.91	$—	$2.06	$—

Attributable to Maxygen, Inc.	$1.86	$0.99	$1.91	$0.90

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 6,854,000 options and 785,000 shares of restricted stock at June 30, 2011 and 5,413,000 options and 11,000 shares of restricted stock at June 30, 2012. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect on results from continuing operations is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis, Inc. (“Codexis”) and its related tax effects, and foreign currency translation adjustments.

The changes in unrealized gain (loss) on available-for-sale investment in equity securities represent the change in fair value of 431,086 shares of Codexis, Inc. common stock held by the Company and the distribution of shares of Codexis, Inc. common stock upon the vesting of restricted stock awards in the three and six months ended June 30, 2012. The shares of Codexis, Inc. common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2011	June 30, 2012
Unrealized gains on available-for-sale investment in equity securities	$2,478	$1,602
Tax effects of available-for-sale securities	(1,021)	(951)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income	$1,205	$399

The tax effects of available-for-sale securities of approximately $1.0 million recorded within accumulated other comprehensive income at December 31, 2011 resulted from the application of the Company’s statutory tax rate on its gross unrealized gains on its investment in Codexis, Inc. common stock (based on the fair value of such investment at December 31, 2011). At June 30, 2012, approximately $70,000 of tax expense recorded within accumulated other comprehensive income was reclassified to expense as a result of the release of Codexis, Inc. common stock in connection with the vesting of restricted stock awards.

Stock-Based Compensation

For the three and six months ended June 30, 2011 and 2012, stock-based compensation expense was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Research and development	$390	$—	$408	$—
General and administrative	567	722	1,546	1,248

Total stock-based compensation expense	$957	$722	$1,954	$1,248

Stock Options

Stock options are generally scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The weighted average assumptions used in the model for options granted in the respective periods are outlined in the following tables:

	Three months ended June 30, 2011	Three months ended June 30, 2012 (1)
Expected dividend yield	—	—
Risk-free interest rate	2.26%	—
Expected life	6.26 years	—
Expected volatility	61.46%	—

	Six months ended June 30, 2011	Six months ended June 30, 2012 (1)
Expected dividend yield	—	—
Risk-free interest rate	2.26% to 2.42%	—
Expected life	6.26 years	—
Expected volatility	61.46% to 61.61%	—

(1)	There were no stock options granted to employees during the three and six months ended June 30, 2012.

Restricted Stock Awards

The Company has granted restricted stock awards under its 2006 Equity Incentive Plan (the “2006 Plan”) to certain employees and members of its board of directors. Restricted stock awards are generally scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In the six months ended June 30, 2012, the Company granted restricted stock awards to its board members representing an aggregate of 40,000 shares of Company common stock. For the three and six months ended June 30, 2012, the Company recognized approximately $378,000 and $829,000, respectively, of stock-based compensation expense within continuing operations, related to its restricted stock awards. For the three and six months ended June 30, 2011, the Company recognized approximately $620,000 and $1.0 million, respectively, of stock-based compensation expense within continuing operations, related to its restricted stock awards. At June 30, 2012, the unrecognized compensation cost related to these awards was approximately $2.3 million, which is expected to be recognized on a straight-line basis over the requisite service period applicable to each award. The amortization of these costs is expected to be completed by June 2016.

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

These awards were remeasured at estimated fair value as of June 30, 2012, as required for liability awards. During the six months ended June 30, 2012, approximately $42,000 in cash was paid to settle vested CPUs. The fair value of the remaining CPUs was approximately $1.1 million at June 30, 2012, as determined based on a Monte Carlo simulation.

The assumptions used in the Monte Carlo simulation to determine the fair value of the CPUs at June 30, 2011 and 2012 are outlined in the following tables:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Expected dividend yield	0%	0%
Risk-free interest rate range	0.21% – 0.38%	0.21% – 0.42%
Expected life	1.23 – 2.92 years	1.23 – 3.17 years
Expected volatility of Maxygen, Inc. common stock	21.8% to 36.5%	21.8% to 42.0%
Expected volatility of Codexis, Inc. common stock	63.0% to 67.5%	63.0% to 67.5%

	Three months ended June 30, 2011	Six months ended June 30, 2011
Expected dividend yield	0%	0%
Risk-free interest rate range	0.64% – 1.23%	0.64% – 1.41%
Expected life	2.23 – 3.67 years	2.23 – 3.67 years
Expected volatility of Maxygen, Inc. common stock	45.3% to 64.5%	45.3% to 66.4%
Expected volatility of Codexis, Inc. common stock	55.0%	55.0% to 57.1%

The estimated remaining expected life of each award is based on the estimated remaining time to settlement for each award. Expected volatility of both the Company’s common stock and the Codexis, Inc. common stock is based on the historical volatility, as available, of such stock commensurate with the expected life of each award.

The Company recognized compensation expense of approximately $153,000 and $51,000 in the three and six months ended June 30, 2012, respectively, related to changes in the fair value of the CPU liability within continuing operations. As the CPUs are accounted for as liability awards, the Company remeasures their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

As the earned distribution value of any vested CPU can be settled in shares of Company’s common stock, cash or the property distributed to stockholders, or any combination of the foregoing, and because such property has an inherent ability to appreciate or depreciate in price by the Settlement Date, the Company has reserved, from its December 2010 distribution of Codexis, Inc. common stock, the number of shares of Codexis, Inc. common stock that it deems sufficient to settle its maximum potential liability related to the earned distribution value for each CPU. At June 30, 2012, the Company had reserved 251,321 shares of Codexis, Inc. common stock for this purpose.

For the three and six months ended June 30, 2011 and 2012, stock-based compensation expense related to the remeasurement of CPUs was recorded within continuing operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Research and development	$77	$—	$105	$—
General and administrative	(58)	153	334	51

Total stock-based compensation expense within continuing operations	$19	$153	$439	$51

2. Cash Equivalents and Investments

The Company’s cash equivalents and investments as of June 30, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$144,731	$—	$—	$144,731
U.S. Treasury securities	37,989	3	—	37,992
Available-for-sale investment in equity securities	—	1,599	—	1,599

Total	182,720	1,602	—	184,322
Less amounts classified as cash equivalents	(144,731)	—	—	(144,731)

Total investments	$37,989	$1,602	$—	$39,591

The Company’s cash equivalents and investments as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,572	$—	$—	$154,572
U.S. Treasury securities	4,999	—	—	4,999
Available-for-sale investment in equity securities	—	2,478	—	2,478

Total	159,571	2,478	—	162,049
Less amounts classified as cash equivalents	(154,572)	—	—	(154,572)

Total investments	$4,999	$2,478	$—	$7,477

At June 30, 2012, all investments had a contractual maturity of less than one year.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$144,731	$144,731	$—	$—
U.S. Treasury securities	37,992	37,992	—	—
Available-for-sale investment in equity securities	1,599	1,599	—	—

Total	$184,322	$184,322	$—	$—

Liabilities:
Stock portion of distribution payable	231	231	—	—

Total	$231	$231	$—	$—

	As of December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$154,572	$154,572	$—	$—
U.S. Treasury securities	4,999	4,999	—	—
Available-for-sale investment in equity securities	2,478	2,478	—	—

Total	$162,049	$162,049	$—	$—

Liabilities:
Stock portion of distribution payable	535	535	—	—

Total	$535	$535	$—	$—

As of June 30, 2012, the Company held 431,086 shares of Codexis, Inc. common stock, which is reflected on the Company’s Condensed Consolidated Balance Sheet as available-for-sale investment in equity securities for $1.6 million. As the fair value of the Company’s investment in Codexis, Inc. common stock was based on the $3.71 closing price of such stock on June 29, 2012, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. As of December 31, 2011, the Company held 467,631 of such shares with a fair value of $2.5 million, based on the $5.30 closing price of such stock on December 30, 2011.

At June 30, 2012, the Company had an obligation to distribute 62,313 shares of Codexis, Inc. common stock to holders of the Company’s restricted stock awards. The fair value of this obligation of $231,000 is determined based on the $3.71 closing price of such stock on June 29, 2012. As of December 31, 2011, the obligation totaled $535,000, based on 101,005 shares of such stock with a $5.30 closing price on December 30, 2011. As the fair value was based on a quoted price in an active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above.

4. Repurchases of Common Stock

From December 2009 through June 30, 2012, the Company repurchased a total of 12,506,627 shares of its common stock for a total cost of approximately $67.9 million. These stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

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

In January 2012, the Company announced a new stock repurchase program under which it is authorized to purchase up to $10.0 million of its common stock through December 31, 2012. In the six months ended June 30, 2012, the Company repurchased 279,270 shares of its common stock under this program at an aggregate cost of approximately $1.5 million. There were no repurchases of common stock during the three months ended June 30, 2012.

The table below summarizes the Company’s repurchases of its common stock since 2009:

Period	Total Number of Shares Purchased	Total Costs, Net of Fees (In thousands)
Twelve months ended December 31, 2009	7,345,103	$39,170
Twelve months ended December 31, 2010	2,637,965	14,889
Twelve months ended December 31, 2011	2,244,289	12,256
Six months ended June 30, 2012	279,270	1,536

Total	12,506,627	$67,851

5. Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement, as amended to date, provides for consulting fees payable to Waverley of $50,000 per month. The consulting agreement also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 and $300,000 for each of the three and six month periods ended June 30, 2011 and 2012. At June 30, 2012, $50,000 pertaining to this consulting agreement was recorded within accounts payable on the Company’s condensed consolidated balance sheet.

6. Discontinued Operations

On May 16, 2011, Astellas acquired all of the Company’s equity interests in Perseid for $76.0 million in cash. Perseid, a former majority-owned subsidiary of the Company, conducted substantially all of the Company’s research and development operations. As a result of the acquisition of Perseid by Astellas, the Company reported the financial results of Perseid and its related business activities as discontinued operations. Summarized operating results for the discontinued operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Related party revenue	$2,136	$—	$15,979	$—
Operating expenses:
Research and development	5,331	—	11,909	—
General and administrative	1,556	—	2,756	—

Total operating expenses	6,887	—	14,665	—

Income (loss) from operations of discontinued operations	$(4,751)	$—	$1,314	$—
Interest and other income (expense), net	16	—	(12)	—

Income (loss) from discontinued operations before income taxes	(4,735)	—	1,302	—
Income tax expense	(1,521)	—	(3,038)	—
Gain on sale of discontinued operations	62,219	—	62,219	—

Income from discontinued operations	$55,963	$—	$60,483	$—

7. Receipt of Contingent Payment from Bayer

In the three months ended June 30, 2012, the Company received a $30.0 million payment from Bayer HealthCare LLC (“Bayer”) in connection with Bayer’s continued clinical development of a recombinant factor VIIa product candidate for the treatment of hemophilia. The Company sold the recombinant factor VIIa product candidate (previously designated by the Company as MAXY-VII) to Bayer, together with its other hematology assets, in July 2008 for an upfront cash payment of $90.0 million. The additional $30.0 million contingent payment was based on the further clinical development of the factor VIIa product candidate by Bayer and was also subject to the satisfaction of certain patent conditions related to these assets. The $30.0 million payment was recorded within Technology and license revenue on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income in the three months ended June 30, 2012. There are no remaining payments to be received from Bayer under our agreements with Bayer.

8. Subsequent Event

On August 7, 2012, the Company announced that its Board of Directors had authorized a special pro rata cash distribution of $3.60 for each outstanding share of the Company’s common stock owned on the close of business on the August 21, 2012 record date. The cash distribution is expected to total approximately $100.0 million in the aggregate. The cash distribution will be paid on September 6, 2012. The distribution will be funded from available cash on hand.

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

Overview

We are a biopharmaceutical company that has historically focused on the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions.

Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. In May 2012, we received a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in connection with our sale of certain hematology assets to Bayer in July 2008. In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired all of our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel, for $76.0 million in cash. In December 2010, we distributed substantially all of the shares of Codexis, Inc. common stock we held, together with approximately $29.2 million in cash, to our stockholders by way of pro rata special distributions that were classified as a return of capital to our stockholders for U.S. Federal income tax purposes. In October 2010, we sold the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis, Inc., or Codexis. In January 2010, we sold our vaccine related assets, including the related government grants to Altravax, Inc., or Altravax, a privately-held biopharmaceutical company. In addition, from December 2009 through June 30, 2012, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million.

On August 7, 2012, we announced plans to distribute approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution that we expect will primarily be classified as a return of capital to our stockholders for U.S. Federal income tax purposes. The cash distribution will result in the payment of $3.60 for each outstanding share of our common stock owned on the close of business on the August 21, 2012 record date. The cash distribution will be paid on September 6, 2012 and will be funded from available cash on hand.

We continue to retain all rights to our MAXY-G34 product candidate, a next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia and acute radiation syndrome, or ARS, and we continue to focus on creating value from this program for our stockholders, principally through a sale or other transaction involving the program. We have no current plans to independently continue the further development of this product candidate for either indication and, to date, we have not been successful in identifying any potential transaction for the MAXY-G34 program. Accordingly, there can be no assurances we will be successful in identifying and consummating any such transaction in the future or be able to realize any value from this program.

We also continue to evaluate potential strategic options for our company as a whole, including a merger, reverse merger, sale or other strategic transaction. We also expect to evaluate and consider additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, amounts we consider appropriate to pursue our ongoing strategic evaluation and adequate reserves for potential future liabilities. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. We may also decide to cease all of our operations and seek stockholder approval of a plan of liquidation and dissolution so that we may liquidate all of our remaining assets, pay our known liabilities, distribute our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities, including potential tax liabilities and potential claims in litigation) and dissolve. However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

We currently have seven employees, all of whom are engaged in general and administrative activities, and we have significantly curtailed our operations and decreased our operating expenses. However, we expect our operating expenses to increase if we pursue any strategic combination or other transactions.

At present, we have no significant source of recurring revenues. Our cash, cash equivalents and short-term investments totaled $182.7 million as of June 30, 2012.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and its wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc., Maxygen ApS and Maxygen Holdings, Inc., as well as its majority-owned subsidiary, Maxygen Holdings LLC (through its dissolution on June 21, 2012). Discontinued operations consist of the results of Perseid prior to the acquisition by Astellas of our interests in Perseid in May 2011.

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

Results of Operations

Revenues

Our revenues have historically been derived primarily from the sale of certain assets, collaboration agreements, technology and license arrangements and government research grants. Technology and license revenue in each of the three and six month periods ended June 30, 2012 was approximately $30.0 million, which consisted of revenue attributable to the payment received from Bayer. We are not eligible for any further payments from Bayer related to these assets and, at present, we have no further significant sources of revenue. No significant revenue was recorded in either of the three and six month periods ended June 30, 2011.

Research and Development Expenses

Our research and development expenses have historically consisted of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. As a result of the acquisition of Perseid by Astellas in May 2011, our research and development expenses have been substantially reduced and are currently attributable to limited research and development activities related to our MAXY-G34 product candidate. No research and development expenses were recorded in the three months ended June 30, 2012, compared to $783,000 in the three months ended June 30, 2011. Research and development expenses were $65,000 in the six months ended June 30, 2012, compared to $1.4 million in the six months ended June 30, 2011. The decreases in our research and development expenses from both of the three and six month periods ended June 30, 2012 to the comparable periods ended June 30, 2011 were primarily due to reductions in salary related costs and patent research expenses as a result of the cessation of substantially all research and development activities.

We expect our research and development expenses to be limited and maintained well below historical levels. However, any further development of our MAXY-G34 product candidate that we may undertake in connection with a potential strategic combination or other transaction, could result in a significant increase in our research and development expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums, business consultants and professional expenses, such as external expenditures for legal, accounting services and board fees. General and administrative expenses were $2.4 million and $5.2 million for the three and six months ended June 30, 2012, compared to $2.6 million and $5.8 million in the comparable periods in 2011. The decreases in our general and administrative expenses from both of the three and six month periods ended June 30, 2012 compared to the periods ended June 30, 2011 were primarily due to the elimination of consulting expenses in connection with the proposal we submitted to BARDA in May 2011. Additional decreases in both periods were attributable to reductions in salaries and benefits and accounting fees. These decreases were partially offset by the elimination of expense allocations under our transition services agreement with Perseid, under which a portion of our administrative costs was previously charged to Perseid. In addition, for the six months ended June 30, 2012, there was a decrease in stock compensation expense attributable to a decline in the valuation of our contingent performance unit, or CPU, awards.

We expect our general and administrative expenses for the remainder of 2012 to be comparable to 2011, depending on, among other things, the use of external consultants, expenditures for legal and accounting services, and stock compensation charges pertaining to our CPU awards, which are remeasured to estimated fair value on a recurring basis. Our general and administrative expenses may increase significantly if we pursue any strategic transactions or may decrease if we further wind-down our operations.

Gain on Distribution of Equity Securities

In connection with the distribution to our stockholders on December 14, 2010 of substantially all of the Codexis, Inc. common stock we held, we retained shares of such stock on behalf of the holders of certain outstanding equity awards. As of June 30, 2012, we held 431,086 shares of such stock. In the three and six months ended June 30, 2012, we recorded a gain on distribution of equity securities of $68,000 and $143,000, compared to $164,000 and $249,000 in the comparable periods in 2011, as a result of the release of such stock pursuant to the vesting of restricted stock awards.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash, cash equivalents and short-term investments, foreign currency gains or losses, changes in value of stock portion of distribution payable and other expenses. Amounts included in interest income and other income (expense), net, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Interest income	$39	$15	$77	$21
Foreign exchange gains (losses)	(12)	(17)	11	(9)
Change in value of stock portion of distribution payable	405	(4)	221	161
Gain (loss) on disposal of equipment	—	(4)	—	(4)

Total interest income and other income (expense), net	$432	$(10)	$309	$169

The decreases in interest income and other income (expense), from both of the three and six month periods ended June 30, 2012 to the comparable periods ended June 30, 2011 were primarily as a result of the change in value of the stock portion of distribution payable.

Provision for Income Taxes

We recorded tax expense of $70,000 in both the three and six months ended June 30, 2012. This provision was recorded as a result of the gain on Codexis, Inc. common stock in connection with the release of such shares upon the vesting of restricted stock awards. We recorded tax benefits of $638,000 and $2.4 million in the three and six months ended June 30, 2011. These tax benefits were attributable to the tax effects of changes in unrealized gains on our available-for-sale investments in other comprehensive income and allocations of tax expense to discontinued operations.

Due to the expected utilization of net operating loss carryforwards and other tax credits, we do not believe we will have a material tax liability for the fiscal year ended December 31, 2012 associated with the receipt of the $30.0 million payment from Bayer and the resulting income from continuing operations through June 30, 2012. However, the calculation of our 2012 federal and state tax will be based on any additional operating activities conducted throughout the remainder of the year and any potential changes in applicable tax regulations.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $450,000 for each of the three and six month periods ended June 30, 2012 reflect the portion of the income of Maxygen Holdings LLC allocated to a third party member. Net income (loss) attributable to non-controlling interests for the three and six month periods ended June 30, 2011 reflect the portion of Perseid’s income or loss allocated to Astellas, based on Astellas’ equity interest in Perseid during each reporting period.

Discontinued Operations

We did not record any income from discontinued operations for the three and six months ended June 30, 2012 as a result of the sale of Perseid to Astellas in May 2011. Income from discontinued operations for the three and six months ended June 30, 2011 was $56.0 million and $60.5 million, respectively. Income from discontinued operations in 2011 was primarily generated from the $62.2 million gain on the sale of Perseid to Astellas and secondarily from the operating activities of Perseid and its predecessor operation. The majority of these operating expenses were reimbursed by Astellas.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. As of June 30, 2012, we had $182.7 million in cash, cash equivalents and short-term investments.

During the six months ended June 30, 2012, we repurchased approximately 279,000 shares of common stock through a stock repurchase program at an aggregate purchase price of approximately $1.5 million. During 2011, we repurchased approximately 2.2 million shares of our common stock under a stock repurchase program at an aggregate purchase price of approximately $12.3 million. Since we began repurchasing our common stock in 2009, we have repurchased a total of 12.5 million shares of our common stock at an aggregate purchase price of $67.9 million, through June 30, 2012.

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

In December 2010, we completed a distribution to our stockholders of substantially all of the Codexis, Inc. common stock we held. In aggregate, we distributed approximately 5.4 million shares of Codexis, Inc. common stock to our stockholders on December 14, 2010. The 431,086 shares of Codexis, Inc. common stock that we continued to hold at June 30, 2012 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $29.2 million in the aggregate.

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

In May 2012, we received the remaining $30.0 million payment from Bayer related to the sale of our hematology assets to Bayer in July 2008.

Net cash provided by operating activities was $25.6 million in the six months ended June 30, 2012, compared to net cash used in operating activities of $5.7 million in the comparable period in 2011. The net cash provided by operating activities in the 2012 period was primarily attributable to the $30.0 million payment received from Bayer and the resulting net income from continuing operations, adjusted to exclude certain non-cash items, and a reduction in other accrued liabilities and accrued compensation. The net cash used in operating activities in the 2011 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items and a reduction in accrued compensation, partially offset by a collection of receivables from Perseid. The non-cash adjustments to reconcile loss from continuing operations to net cash used in operating activities for the 2011 period included an income tax benefit of $2.4 million, partially offset by $1.9 million in non-cash stock compensation, while the 2012 period included $1.2 million in non-cash stock compensation.

Net cash used in investing activities was $33.0 million in the six months ended June 30, 2012, compared to net cash provided by investing activities of $76.0 million in the comparable period in 2011. The net cash used in investing activities during the 2012 period was primarily attributable to purchases of available-for-sale securities. The net cash provided by investing activities during the 2011 period was attributable to the sale of Perseid to Astellas.

Net cash used in financing activities was $2.4 million in the six months ended June 30, 2012, compared to $1.1 million used in financing activities in the comparable period in 2011. The net cash used in financing activities during 2012 was primarily due to repurchases of our common stock and the payment of a liquidating dividend to a minority investor in connection with the dissolution of Maxygen Holdings LLC, a former majority owned subsidiary. The net cash used in financing activities during the 2011 period was primarily due to repurchases of our common stock.

Net cash used in discontinued operations was $182,000 in the six months ended June 30, 2011. No cash was used in or provided by discontinued operations in the six months ended June 30, 2012 as a result of the purchase of Perseid by Astellas in May 2011. The net cash used in discontinued operations in the 2011 period was primarily attributable to the payment of certain license fees.

The following are contractual commitments as of June 30, 2012, which consist solely of our operating lease obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$65	$65	$—	$—	$—

Total	$65	$65	$—	$—	$—

As of June 30, 2012, we had $182.7 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

On August 7, 2012 we announced plans to distribute approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution that we expect will primarily be classified as a return of capital to our stockholders for U.S. Federal income tax purposes. Given that we will continue to have large cash reserves after such distribution, our board of directors expects to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

The amount and timing of any future distributions will also be largely dependent upon any amounts we consider appropriate to retain in order to pursue our ongoing strategic evaluation and to provide adequate reserves for any potential future liabilities and claims, such as liabilities and claims resulting from any potential future tax audits or legal proceedings.

For example, we remain subject to examination for certain tax years by U.S. Federal and state income tax authorities and by various international tax authorities, including years in which we did not incur a tax liability, despite the recognition of significant income and capital gains, due to our utilization of sufficient capital losses, net operating losses and certain tax credits. As a result, U.S. Federal and state income tax authorities could challenge tax positions we have taken with respect to these losses and credits, which may result in adjustments, penalties, interest and other amounts.

In particular, we recognized approximately $70.0 million in capital losses in the 2010 tax year pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary. These capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations for each applicable reporting period. Because these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year. Characterization of these transactions as reportable transactions may increase the likelihood that we will be audited for such tax year.

In addition, while we are not currently a party to any material legal proceedings or otherwise aware of any potential or threatened claims, we may in the future become involved in claims and legal proceedings that arise in the ordinary course of our business. In any such legal proceeding, we could incur substantial legal fees in responding to the litigation and, if such litigation were to be decided adversely to us, we could be required to pay monetary damages and other amounts.

We cannot predict the likelihood of any potential future tax audits or legal proceedings and cannot guarantee the outcome of any such audits or legal proceedings. Any such audits or legal proceedings may result in material liabilities, such as adjustments, damages, penalties, interest and other amounts. The possibility of such audits and legal proceedings and our need to reserve amounts from time to time that we deem appropriate to cover any possible exposure from such potential future audits and legal proceedings could impede our ability to enter into a strategic transaction or effect a wind-down or dissolution and could significantly delay, and if they ultimately materialize, diminish, any future distributions to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

We are exposed to market risks, including changes in interest rates, foreign currency exchange rates, and the price fluctuations of certain equity securities. To mitigate some foreign currency exchange rate risk, we from time to time enter into currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. There were no significant changes in our market risk exposures during the three months ended June 30, 2012. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have implemented a substantial restructuring of our operations over the past several years, which may make it difficult to evaluate our current business and future prospects.

In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel. The acquisition of Perseid by Astellas, our receipt of the final $30.0 million payment from Bayer HealthCare LLC, or Bayer, and the planned distribution of approximately $100.0 million in cash to our stockholders are all part of a multi-year strategic process to restructure our operations and maximize stockholder value, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of the shares of Codexis, Inc. common stock we held. In addition, we continue to focus our efforts on creating value from our MAXY-G34 program for our stockholders through a sale or other transaction involving the program and pursuing potential strategic options for our company as a whole. As a result, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

If we are not able to consummate a strategic transaction for our MAXY-G34 product candidate, we may fail to realize any value from this program for our stockholders.

Our current non-financial assets primarily consist of our MAXY-G34 product candidate, a granulocyte colony stimulating factor, or G-CSF, and we continue to evaluate potential strategic options for our MAXY-G34 program, including a sale or other transaction involving the program. To date, we have not been successful in identifying any potential transaction for the MAXY-G34 program and there can be no assurances we will be successful in identifying and consummating any such transaction in the future. If we are unable to consummate a strategic transaction for our MAXY-G34 product candidate, we may fail to realize any value from this program.

Moreover, we have incurred, and may in the future incur, significant costs related to the continued evaluation of potential strategic options for our MAXY-G34 product candidate, including research and development expenses that we may incur in connection with any potential transaction, as well as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such transaction is completed. These expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan and may diminish or delay any future distributions to our stockholders.

The prospects for further development and commercialization of our MAXY-G34 product candidate are highly uncertain, which will likely make it more difficult for us to secure a strategic transaction or other arrangement for this product candidate or to realize any value for this program.

The further development and commercialization of our MAXY-G34 product candidate is subject to numerous significant risks, including, but not limited to, risks of failure inherent in drug development, risks associated with the maintenance of adequate protection of our intellectual property for this program and our ability to avoid the infringement of the intellectual property of third parties, competition from existing G-CSF products, as well as potential biosimilar G-CSF products, and risks that regulatory action may prevent or limit the commercial potential of the program.

Drug development and the conduct of preclinical studies, clinical trials and other studies, is a time-consuming, expensive and uncertain process. Further, results from preclinical testing in in vitro and animal models, as well as early clinical trials of our MAXY-G34 product candidate may not be predictive of results obtained in larger, later stage clinical trials. Accordingly, there can be no assurances that clinical trials or other studies of MAXY-G34 can be completed or produce sufficient safety and efficacy data necessary to obtain regulatory approval. In addition, our MAXY-G34 product candidate is based on modifications to a natural human protein and such altered properties may render MAXY-G34 unsuitable or less beneficial than expected for one or more diseases or medical conditions of possible interest or make the product candidate unsuitable for further development.

Our ability to realize any value for our MAXY-G34 program will depend in part on our ability to maintain adequate protection of our intellectual property for this program in the United States and other countries and to avoid infringing patents or other proprietary rights of third parties. In particular, we believe that the existence of a U.S. patent issued to Amgen in 2008 with certain claims to mutated G-CSF molecules (Patent No. 7,381,804) has made it more difficult for us to secure a strategic transaction or other arrangement for our MAXY-G34 product candidate or otherwise realize any value from this product candidate. While we are currently engaged in an inter partes reexamination of the Amgen patent with the U.S. Patent Office, or PTO, and the PTO has issued a right of appeal notice to Amgen maintaining the PTO’s rejection of the claims in the Amgen patent, Amgen is appealing this decision and any final ruling by the PTO may be appealed to the U.S. federal courts. As a result, there can be no assurances that we will ultimately prevail or do so in a timely manner, or that a third party would be successful in the development, commercialization or other utilization of the MAXY-G34 program, even if ultimately successful in this reexamination process.

If approved for sale by regulatory authorities for chemotherapy-induced neutropenia, our MAXY-G34 product candidate would likely compete with already approved earlier-generation products based on the same protein, primarily Neulasta® and Neupogen®, and we would expect the product to face significant competition from biosimilar drug products. We are aware that Teva Pharmaceutical Industries Ltd. and Sandoz International GmbH are currently developing biosimilar G-CSF products to compete in this market. Further, even if regulatory approval to sell MAXY-G34 is received, the approved label may entail limitations on the indicated uses for which the product can be marketed and any failure to obtain broad labeling for this product allowing approved use with multiple chemotherapy regimens for multiple cancers would limit its adoption by hospital formularies and its commercial success.

We have been seeking government funding for the development of this program for the ARS indication and, in May 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of this product candidate as a potential medical countermeasure for ARS. However, in November 2011, our proposal was rejected by BARDA primarily due to BARDA’s lack of available funding. Although BARDA indicated that our MAXY-G34 program would be reconsidered by BARDA if the circumstances related to BARDA’s funding availability changed in the future, there can be no assurances that the circumstances related to BARDA’s funding availability will change, that BARDA will open a future solicitation applicable to the MAXY-G34 program or ARS, or that we would submit a proposal for, or be awarded a contract under, any potential future BARDA solicitation or any other government funded program. The rejection of our proposal by BARDA significantly impaired our ability to realize any value from this program.

Finally, our suspension of manufacturing and development activities for our MAXY-G34 product candidate for the treatment of chemotherapy-induced neutropenia in 2008 has likely had an adverse impact on the timeline for any potential commercialization of MAXY-G34 for chemotherapy-induced neutropenia, which could limit any commercial potential of MAXY-G34.

Any of the foregoing factors could make it more difficult for us to identify and consummate a strategic transaction or other arrangement for our MAXY-G34 product candidate or realize any value for this program.

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In addition to our efforts to maximize the value of our MAXY-G34 program, we also continue to evaluate all potential strategic options for the company, including a merger, reverse merger, sale, wind-down, liquidation, dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. For example, a transaction may require us to increase our near and long-term expenditures, pose significant integration challenges or result in dilution to our existing stockholders. Accordingly, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We may choose to further wind down or dissolve the company, which may be a lengthy process, yield unexpected results and delay any potential distributions to our stockholders.

If we are not successful in consummating a strategic transaction for our company or for our MAXY-G34 program, we may decide to further wind down or cease all of our operations. We also may seek stockholder approval of a plan of liquidation so that we may liquidate all of our remaining assets, pay our known liabilities, distribute our remaining cash on hand (subject to the set aside of adequate reserves to cover known, unknown and contingent liabilities, including potential tax liabilities and potential claims in litigation) and dissolve.

However, any further wind-down or dissolution of our company may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of company resources, such as legal and accounting fees and expenses and other related charges, which would decrease the amount of resources available for distributions to our stockholders.

We may make additional distributions to our stockholders of a portion of our cash resources, which may restrict our funds available for other actions and negatively affect the market price of our securities.

Given that we continue to have large cash reserves, our board of directors may consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, amounts we consider appropriate to pursue our ongoing strategic evaluation and adequate reserves for potential future liabilities. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities or result in unintended tax consequences. The full implementation of any additional distribution could use a significant portion of our remaining cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets or pursue other transactions. In particular, our planned distribution of approximately $100.0 million in cash to our stockholders, and any future distribution we may make, could significantly impair our ability to enter into a strategic transaction for our MAXY-G34 program or for our company as a whole.

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

Potential future liabilities and claims, such as liabilities and claims resulting from any potential future tax audits or legal proceedings, may result in material liabilities that could cause our stock price to decline or could impede our ability to enter into a strategic transaction or could significantly diminish or delay potential future distributions to our stockholders.

We remain subject to examination for certain tax years by U.S. Federal and state income tax authorities and by various international tax authorities. In addition, Danish tax authorities are currently auditing our Danish tax filings for the years 2007 through 2009. The years that remain subject to examination by U.S. Federal and state tax authorities include years in which we did not incur a tax liability, despite the recognition of significant income and capital gains, due to our utilization of sufficient capital losses, net operating losses and certain tax credits. As a result, U.S. Federal and state income tax authorities could challenge tax positions we have taken with respect to these losses and credits.

In particular, we recognized approximately $70.0 million in capital losses in the 2010 tax year pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary. These capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations for each applicable reporting period. Because these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year. Characterization of these transactions as reportable transactions may increase the likelihood that we will be audited for such tax year.

In addition, while we are not currently a party to any material legal proceedings or otherwise aware of any potential or threatened claims, we may in the future become involved in claims and legal proceedings that arise in the ordinary course of our business. In any such legal proceeding, we could incur substantial legal fees in responding to the litigation and, if such litigation were to be decided adversely to us, we could be required to pay monetary damages and other amounts.

We cannot predict the likelihood of any potential future tax audits or legal proceedings and cannot guarantee the outcome of any such audits or legal proceedings. Any such audits or legal proceedings may result in material liabilities, such as adjustments, damages, penalties, interest and other amounts. The possibility of such audits and legal proceedings and our need to reserve amounts from time to time that we deem appropriate to cover any possible exposure from such potential future audits and legal proceedings could impede our ability to enter into a strategic transaction or effect a wind-down or dissolution and could significantly delay, and if they ultimately materialize, diminish, any future distributions to our stockholders.

If we do not retain key employees, our ability to maintain our ongoing operations or execute a potential strategic option could be impaired.

As of June 30, 2012, we had seven employees and we will rely heavily on the services of our existing employees to manage our ongoing operations and execute our strategic plans. The loss of services from any of our existing employees could substantially disrupt our operations. To be successful and achieve our strategic objectives, we must retain qualified personnel. Our recent restructurings and the continued review of our strategic options may create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business.

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

We currently have no significant source of revenues and expect that our operating expenses, including costs associated with operating as a public company, will exceed our revenues, if any, for the foreseeable future. In addition, we may incur increased expenses in connection with any research and development activities for our MAXY-G34 program that we may undertake in connection with any potential strategic transaction for the program or our company. These operating expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan and will diminish any future distributions to our stockholders.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend time and money, which could impede our ability to enter into a strategic transaction or could significantly diminish or delay potential future distributions to our stockholders.

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

Because we have conducted clinical trials in humans in the past, we face the risk that the prior use of our product candidates may have resulted in adverse effects. We expect to maintain product liability insurance for these prior clinical trials, however, such liability insurance may not be adequate to fully cover any liabilities that arise from these clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, such insurance coverage.

Any claims relating to improper handling, storage or disposal of the hazardous chemicals and radioactive and biological materials that we used, or may in the future use, in our business could be time-consuming and costly.

Our research and development processes have in the past involved the controlled use of hazardous materials, including chemicals and radioactive and biological materials and our operations have in the past produced hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that resulted from our use or the use by third parties of these materials. Compliance with environmental laws and regulations is expensive and any claims relating to improper handling, storage or disposal of the hazardous chemicals and radioactive and biological materials we use in our business could be time-consuming and costly.

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

Our revenues, expenses and operating results have fluctuated in the past and may do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our revenues, expenses and operating results to fluctuate include:

•	strategic alternatives and transactions with respect to our MAXY-G34 product candidate or our company and the timing, likelihood and outcome thereof;

•	our implementation, or our failure to implement, any additional distributions of our cash resources to stockholders;

•

our ability to estimate and maintain adequate reserves to fund our current and longer term operational requirements, pursue our on-going strategic evaluation and provide for potential future liabilities and claims, such as liabilities, claims, adjustments, penalties, interest and other amounts resulting from potential future tax audits or potential future litigation;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	our ability to retain key employees to maintain our ongoing operations and, if necessary, our ability to successfully hire qualified personnel;

•	our ability to protect our intellectual property portfolio and rights; and

•	general and industry specific economic conditions.

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

As of June 30, 2012, we had $182.7 million in cash, cash equivalents and short-term investments and have announced plans to make a distribution of approximately $100.0 million in cash to our stockholders, which we expect to be paid in September 2012.

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

•

developments in or challenges relating to our patent or other proprietary rights, including lawsuits or proceedings alleging patent infringement based on the development, manufacturing or commercialization of MAXY-G34; and

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about repurchases of our common stock during the quarterly period ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Apr. 1, 2012 through Apr. 30, 2012	—	—	—	$8,472,130
May 1, 2012 through May 31, 2012	—	—	—	$8,472,130
Jun. 1, 2012 through Jun. 30, 2012	—	—	—	$8,472,130

Total	—	—	—	$8,472,130

(1)	On January 10, 2012, we announced that our Board authorized a new stock repurchase program under which we are authorized to purchase up to $10.0 million of our common stock through December 31, 2012. The amount shown as available for future purchases reflects the amounts remaining under this authorization.
(2)	The price paid per share of common stock does not include any related transaction costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 7, 2012	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer