Form 10-Q
period 2012-09-30
MAXYGEN INC
filed 2012-11-06
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 27,801,220 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

INDEX

Part I FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2011 and September 30, 2012 (unaudited)	3

Condensed Consolidated Statements of Cash Flow for the nine month periods ended September 30, 2011 and September 30, 2012 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	21

Item 4: Controls and Procedures	21

Part II OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 1A: Risk Factors	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3: Defaults Upon Senior Securities	28

Item 4: Mine Safety Disclosures	28

Item 5: Other Information	28

Item 6: Exhibits	29

SIGNATURES	30

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiary, Maxygen ApS. In this report, “Maxygen,” the “company,” “we,” “us,” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,572	$57,231
Short-term investments	4,999	24,999
Available-for-sale investment in equity securities	2,478	1,251
Prepaid expenses and other current assets	2,317	2,128

Total current assets	164,366	85,609
Property and equipment, net	143	126
Other non-current assets	124	—

Total assets	$164,633	$85,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$261
Accrued compensation	1,426	1,658
Distribution payable	704	1,303
Other accrued liabilities	831	456

Total current liabilities	3,214	3,678
Non-current distribution payable	372	310
Other non-current liabilities	103	103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and September 30, 2012	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,398,829 and 27,462,144 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	3	3
Additional paid-in capital	311,302	211,436
Accumulated other comprehensive income	1,205	86
Accumulated deficit	(151,775)	(129,881)

Total Maxygen, Inc. stockholders’ equity	160,735	81,644
Non-controlling interest	209	—

Total stockholders’ equity	160,944	81,644

Total liabilities and stockholders’ equity	$164,633	$85,735

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Technology and license revenue	$555	$5	$558	$30,011
Operating expenses:
Research and development	7	147	1,357	212
General and administrative	2,343	2,598	8,121	7,783

Total operating expenses	2,350	2,745	9,478	7,995
Income (loss) from operations	(1,795)	(2,740)	(8,920)	22,016
Gain on distribution of equity securities	44	64	293	207
Interest and other income, net	659	58	968	227

Income (loss) from continuing operations before income taxes	(1,092)	(2,618)	(7,659)	22,450
Income tax benefit (expense)	727	(36)	3,101	(106)

Income (loss) from continuing operations	(365)	(2,654)	(4,558)	22,344
Discontinued operations:
Income from discontinued operations	—	—	1,302	—
Gain on sale of discontinued operations	—	—	62,219	—
Income tax expense for discontinued operations	(1,948)	—	(4,986)	—

Income (loss) from discontinued operations, net of taxes	(1,948)	—	58,535	—

Net income (loss)	(2,313)	(2,654)	53,977	22,344
Net income attributable to non-controlling interests	—	—	310	450

Net income (loss) attributable to Maxygen, Inc.	$(2,313)	$(2,654)	$53,667	$21,894

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.01)	$(0.10)	$(0.17)	$0.80
Attributable to Maxygen, Inc. from discontinued operations	$(0.07)	$—	$2.02	$—
Attributable to Maxygen, Inc.	$(0.08)	$(0.10)	$1.85	$0.80
Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.01)	$(0.10)	$(0.17)	$0.80
Attributable to Maxygen, Inc. from discontinued operations	$(0.07)	$—	$2.02	$—
Attributable to Maxygen, Inc.	$(0.08)	$(0.10)	$1.85	$0.80
Cash distribution declared per common share	$—	$3.60	$—	$3.60

Shares used in basic net income (loss) per share calculations	28,358	27,358	28,976	27,280
Shares used in diluted net income (loss) per share calculations	28,358	27,358	28,976	27,467

Comprehensive income (loss) attributable to Maxygen, Inc.	$(3,820)	$(2,967)	$51,738	$20,775

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Operating activities
Income (loss) from continuing operations	$(4,558)	$22,344
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7	41
Gain on distribution of equity securities	(293)	(207)
Non-cash stock compensation	2,235	2,147
Amortization of discount on investments	—	(21)
Income tax (benefit) expense	(3,101)	106
Loss on disposal of property and equipment	42	4
Valuation of stock portion of distribution payable	(869)	(196)
Changes in operating assets and liabilities:
Receivable from Perseid	1,123	—
Prepaid expenses and other current assets	(1,699)	189
Deposits and other non-current assets	2,017	124
Accounts payable	(163)	8
Accrued compensation	(810)	(123)
Other accrued liabilities	(455)	(367)

Net cash provided by (used in) operating activities	(6,524)	24,049

Investing activities
Purchase of available-for-sale securities	—	(42,978)
Maturities of available-for-sale securities	—	23,000
Acquisition of property and equipment	(46)	(27)
Proceeds from sale of discontinued operations	76,000	—

Net cash provided by (used in) investing activities	75,954	(20,005)

Financing activities
Cash distributions paid to common stockholders	(187)	(99,170)
Net liquidating dividend of subsidiary	—	(659)
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	523	(20)
Repurchase of common stock	(11,094)	(1,536)

Net cash used in financing activities	(10,758)	(101,385)

Cash used in discontinued operations:
Operating activities	453	—
Investing activities	(750)	—

Net cash used in discontinued operations	(297)	—

Net increase (decrease) in cash and cash equivalents	58,375	(97,341)
Cash and cash equivalents at beginning of period	102,335	154,572

Cash and cash equivalents at end of period	$160,710	$57,231

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Principles of Consolidation

The condensed consolidated financial statements include the amounts of the Company and its wholly-owned subsidiary, Maxygen ApS. The condensed consolidated financial statements also include the amounts of the Company’s former majority-owned subsidiaries, Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 7) and Maxygen Holdings LLC (through its dissolution on June 21, 2012) and the Company’s former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012).

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

In addition, prior to its dissolution on June 21, 2012, the Company was the primary beneficiary of its majority-owned subsidiary, Maxygen Holdings LLC. In May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC to a third party for $200,000 in cash and a contingent promissory note. In connection with its dissolution, Maxygen Holdings LLC issued a liquidating dividend to each of its members and, as a result, the third party received $659,000 (net of payments made by the third party to the Company pursuant to the contingent promissory note). Prior to the dissolution, amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC were reported as a non-controlling interest.

The table below reflects a reconciliation of the equity attributable to non-controlling interests (in thousands):

Non-controlling interests at December 31, 2011	$209
Income attributable to non-controlling interest	450
Liquidating dividend to non-controlling interest at June 21, 2012	(659)

Non-controlling interests at September 30, 2012	$—

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Numerator:
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from continuing operations	$(365)	$(2,654)	$(4,868)	$21,894
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from discontinued operations	$(1,948)	$—	$58,535	$—

Numerator for basic and diluted income (loss) attributable to Maxygen, Inc.	$(2,313)	$(2,654)	$53,667	$21,894

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Denominator:
Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share	28,358	27,358	28,976	27,280
Effect of dilutive securities	—	—	—	187

Weighted-average shares used in computing diluted net income (loss) per share	28,358	27,358	28,976	27,467

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.01)	$(0.10)	$(0.17)	$0.80
Attributable to Maxygen, Inc. from discontinued operations	$(0.07)	$—	$2.02	$—

Attributable to Maxygen, Inc.	$(0.08)	$(0.10)	$1.85	$0.80

Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations.	$(0.01)	$(0.10)	$(0.17)	$0.80
Attributable to Maxygen, Inc. from discontinued operations	$(0.07)	$—	$2.02	$—

Attributable to Maxygen, Inc.	$(0.08)	$(0.10)	$1.85	$0.80

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 6,854,000 options and 785,000 shares of restricted stock at September 30, 2011 and 5,401,000 options and 17,000 shares of restricted stock at September 30, 2012. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect on results from continuing operations is anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, including the Company’s equity investment in Codexis, Inc. (“Codexis”) and its related tax effects, and foreign currency translation adjustments.

The changes in unrealized gain (loss) on available-for-sale investment in equity securities represent the change in fair value of 413,033 shares of Codexis, Inc. common stock held by the Company and the distribution of shares of Codexis, Inc. common stock upon the vesting of restricted stock awards in the three and nine months ended September 30, 2012. The shares of Codexis, Inc. common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2011	September 30, 2012
Unrealized gains on available-for-sale investment in equity securities	$2,478	$1,251
Tax effects of available-for-sale securities	(1,021)	(913)
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income	$1,205	$86

The tax effects of available-for-sale securities of approximately $1.0 million recorded within accumulated other comprehensive income at December 31, 2011 resulted from the application of the Company’s statutory tax rate on its gross unrealized gains on its investment in Codexis, Inc. common stock (based on the fair value of such investment at December 31, 2011). In the nine months ended September 30, 2012, changes in tax effects of available for sale securities recorded within accumulated other comprehensive income were reclassified to expense as a result of the release of Codexis, Inc. common stock in connection with the vesting of restricted stock awards.

Stock-Based Compensation

For the three and nine months ended September 30, 2011 and 2012, stock-based compensation expense was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Research and development	$—	$—	$408	$—
General and administrative	281	899	1,827	2,147

Total stock-based compensation expense	$281	$899	$2,235	$2,147

Stock Options

Stock options are generally scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The weighted average assumptions used in the model for options granted in the respective periods are outlined in the following tables:

	Three months ended September 30, 2011	Three months ended September 30, 2012 (1)
Expected dividend yield	—	—
Risk-free interest rate	—	—
Expected life	—	—
Expected volatility	—	—

	Nine months ended September 30, 2011	Nine months ended September 30, 2012 (1)
Expected dividend yield	—	—
Risk-free interest rate	2.26% to 2.42%	—
Expected life	6.26 years	—
Expected volatility	61.46% to 61.61%	—

(1)	There were no stock options granted to employees during the three and nine months ended September 30, 2012.

Restricted Stock Awards

The Company has granted restricted stock awards under its 2006 Equity Incentive Plan (the “2006 Plan”) to certain employees and members of its board of directors. Restricted stock awards are generally scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In the nine months ended September 30, 2012, the Company granted restricted stock awards to its board members representing an aggregate of 40,000 shares of Company common stock. For the three and nine months ended September 30, 2012, the Company recognized approximately $407,000 and $1.2 million, respectively, of stock-based compensation expense within continuing operations, related to its restricted stock awards. For the three and nine months ended September 30, 2011, the Company recognized approximately $391,000 and $1.4 million, respectively, of stock-based compensation expense within continuing operations related to these restricted stock awards. At September 30, 2012, the unrecognized compensation cost related to these awards was approximately $1.9 million, which is expected to be recognized on a straight-line basis over the requisite service period applicable to each award. The amortization of these costs is expected to be completed by June 2016.

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

These awards were remeasured at estimated fair value as of September 30, 2012, as required for liability awards. During the nine months ended September 30, 2012, approximately $42,000 in cash was paid to settle vested CPUs. The fair value of the remaining CPUs was approximately $1.5 million at September 30, 2012, as determined based on a Monte Carlo simulation.

The assumptions used in the Monte Carlo simulation to determine the fair value of the CPUs at September 30, 2011 and 2012 are outlined in the following tables:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Expected dividend yield	0%	0%
Risk-free interest rate range	0.18% – 0.34%	0.18% – 0.42%
Expected life	0.98 – 2.67 years	0.98 – 3.17 years
Expected volatility of Maxygen, Inc. common stock	18.8% to 29.1%	18.8% to 42.0%
Expected volatility of Codexis, Inc. common stock	64.9% to 74.4%	63.0% to 74.4%

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Expected dividend yield	0%	0%
Risk-free interest rate range	0.23% – 0.60%	0.23% – 1.41%
Expected life	1.98 – 3.67 years	1.98 – 3.67 years
Expected volatility of Maxygen, Inc. common stock	40.00% to 63.1%	40.0% to 66.4%
Expected volatility of Codexis, Inc. common stock	57.7%	55.0% to 57.7%

The estimated remaining expected life of each award is based on the estimated remaining time to settlement for each award. Expected volatility of both the Company’s common stock and the Codexis, Inc. common stock is based on the historical volatility, as available, of such stock commensurate with the expected life of each award.

The Company recognized compensation expense of approximately $305,000 and $356,000 in the three and nine months ended September 30, 2012, respectively, related to changes in the fair value of the CPU liability within continuing operations. As the CPUs are accounted for as liability awards, the Company remeasures their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

As the earned distribution value of any vested CPU can be settled in shares of the Company’s common stock, cash or the property distributed to stockholders, or any combination of the foregoing, and because such property has an inherent ability to appreciate or depreciate in price by the Settlement Date, the Company has reserved, from its December 2010 distribution of Codexis, Inc. common stock, the number of shares of Codexis, Inc. common stock that it deems sufficient to settle its maximum potential liability related to the earned distribution value for each CPU. At September 30, 2012, the Company had reserved 189,008 shares of Codexis, Inc. common stock for this purpose.

For the three and nine months ended September 30, 2011 and 2012, stock-based compensation expense related to the remeasurement of CPUs was recorded within continuing operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Research and development	$—	$—	$106	$—
General and administrative	(322)	305	12	356

Total stock-based compensation expense within continuing operations	$(322)	$305	$118	$356

2. Cash Equivalents and Investments

The Company’s cash equivalents and investments as of September 30, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$57,231	$—	$—	$57,231
U.S. Treasury securities	24,997	2	—	24,999
Available-for-sale investment in equity securities	—	1,251	—	1,251

Total	82,228	1,253	—	83,481
Less amounts classified as cash equivalents	(57,231)	—	—	(57,231)

Total investments	$24,997	$1,253	$—	$26,250

The Company’s cash equivalents and investments as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,572	$—	$—	$154,572
U.S. Treasury securities	4,999	—	—	4,999
Available-for-sale investment in equity securities	—	2,478	—	2,478

Total	159,571	2,478	—	162,049
Less amounts classified as cash equivalents	(154,572)	—	—	(154,572)

Total investments	$4,999	$2,478	$—	$7,477

At September 30, 2012, all investments had a contractual maturity of less than one year.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,231	$57,231	$—	$—
U.S. Treasury securities	24,999	24,999	—	—
Available-for-sale investment in equity securities	1,251	1,251	—	—

Total	$83,481	$83,481	$—	$—

Liabilities:
Stock portion of distribution payable	132	132	—	—

Total	$132	$132	$—	$—

	As of December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$154,572	$154,572	$—	$—
U.S. Treasury securities	4,999	4,999	—	—
Available-for-sale investment in equity securities	2,478	2,478	—	—

Total	$162,049	$162,049	$—	$—

Liabilities:
Stock portion of distribution payable	535	535	—	—

Total	$535	$535	$—	$—

As of September 30, 2012, the Company held 413,033 shares of Codexis, Inc. common stock, which is reflected on the Company’s Condensed Consolidated Balance Sheet as available-for-sale investment in equity securities for $1.3 million. As the fair value of the Company’s investment in Codexis, Inc. common stock was based on the $3.03 closing price of such stock on September 28, 2012, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. As of December 31, 2011, the Company held 467,631 of such shares with a fair value of $2.5 million, based on the $5.30 closing price of such stock on December 30, 2011.

At September 30, 2012, the Company had an obligation to distribute 43,556 shares of Codexis, Inc. common stock to holders of the Company’s restricted stock awards. The fair value of this obligation of $132,000 is determined based on the $3.03 closing price of such stock on September 28, 2012. As of December 31, 2011, the obligation totaled $535,000, based on 101,005 shares of such stock with a $5.30 closing price on December 30, 2011. As the fair value was based on a quoted price in an active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above.

4. Cash Distribution

On September 6, 2012, the Company distributed $3.60 in cash for each outstanding share of the Company’s common stock, equal to approximately $98.5 million in the aggregate. For U.S. Federal income tax purposes, the distribution will be a dividend to the extent it is paid out of the Company’s current or accumulated earnings and profits, as determined under U.S. Federal income tax principles. The Company currently estimate that less than 10% of the payment will be treated as a dividend for tax purposes, with the balance being a return of capital. This estimate is preliminary and subject to change based upon a comprehensive review and analysis of the Company’s historical results as well as actual results for the entire 2012 taxable year. Stockholders will receive a Form 1099-DIV in early 2013 notifying them of the portion of the special cash distribution that is treated as a dividend for U.S. Federal income tax purposes.

5. Repurchases of Common Stock

From December 2009 through September 30, 2012, the Company repurchased a total of 12,506,627 shares of its common stock for a total cost of approximately $67.9 million. As further summarized below, these stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

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

In January 2012, the Company announced a new stock repurchase program under which it is authorized to purchase up to $10.0 million of its common stock through December 31, 2012. In the nine months ended September 30, 2012, the Company repurchased 279,270 shares of its common stock under this program at an aggregate cost of approximately $1.5 million. There were no repurchases of common stock during the three months ended September 30, 2012.

The table below summarizes the Company’s repurchases of its common stock since 2009:

Period	Total Number of Shares Purchased	Total Costs, Net of Fees (In thousands)
Year ended December 31, 2009	7,345,103	$39,170
Year ended December 31, 2010	2,637,965	14,889
Year ended December 31, 2011	2,244,289	12,256
Nine months ended September 30, 2012	279,270	1,536

Total	12,506,627	$67,851

6. Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement, as amended to date, provides for consulting fees payable to Waverley of $50,000 per month. The consulting agreement also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 and $450,000 for each of the three and nine month periods ended September 30, 2011 and 2012. At September 30, 2012, $50,000 pertaining to this consulting agreement was recorded within accounts payable on the Company’s condensed consolidated balance sheet.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Related party revenue (1)	$—	$—	$15,979	$—
Operating expenses:
Research and development	—	—	11,909	—
General and administrative	—	—	2,756	—

Total operating expenses	—	—	14,665	—

Income (loss) from operations of discontinued operations	$—	$—	$1,314	$—
Interest and other income (expense), net	—	—	(12)	—

Income (loss) from discontinued operations before income taxes	—	—	1,302	—
Income tax expense	(1,948)	—	(4,986)	—
Gain on sale of discontinued operations	—	—	62,219	—

Income from discontinued operations	$(1,948)	$—	$58,535	$—

(1)	Related party revenue consists of revenue recognized pursuant to the Company and Perseid’s various agreements with Astellas. Astellas owned approximately 16.7% of Perseid, prior to its purchase of the Company’s equity interests on May 16, 2011, and was therefore a related party in all periods prior to such sale.

8. Receipt of Contingent Payment from Bayer

In May, 2012, the Company received a $30.0 million payment from Bayer HealthCare LLC (“Bayer”) in connection with Bayer’s continued clinical development of a recombinant factor VIIa product candidate for the treatment of hemophilia. The Company sold the recombinant factor VIIa product candidate (previously designated by the Company as MAXY-VII) to Bayer, together with its other hematology assets, in July 2008 for an upfront cash payment of $90.0 million. The additional $30.0 million contingent payment was based on the further clinical development of the factor VIIa product candidate by Bayer and was also subject to the satisfaction of certain patent conditions related to these assets. The $30.0 million payment was recorded within Technology and license revenue on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income in the nine months ended September 30, 2012. There are no remaining payments to be received from Bayer under our agreements with Bayer.

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

Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. In May 2012, we received a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in connection with our sale of certain hematology assets to Bayer in July 2008. In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired all of our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel, for $76.0 million in cash. In December 2010, we distributed substantially all of the shares of Codexis, Inc. common stock we held, together with approximately $29.2 million in cash, to our stockholders by way of pro rata special distributions that were classified as a return of capital to our stockholders for U.S. Federal income tax purposes. In October 2010, we sold the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis, Inc., or Codexis. In January 2010, we sold our vaccine related assets, including the related government grants to Altravax, Inc., or Altravax, a privately-held biopharmaceutical company. In addition, from December 2009 through September 30, 2012, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million.

In September 2012, we distributed $3.60 in cash for each outstanding share of our common stock, equal to approximately $98.5 million in the aggregate, to our stockholders by way of a pro rata special distribution that we expect will primarily be classified as a return of capital to our stockholders for U.S. Federal income tax purposes.

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

We currently have six employees, all of whom are engaged in general and administrative activities, and we have significantly curtailed our operations and decreased our operating expenses. However, we expect our operating expenses to increase if we pursue any strategic combination or other transactions.

At present, we have no significant source of recurring revenues. Our cash, cash equivalents and short-term investments totaled $82.2 million as of September 30, 2012.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiary, Maxygen ApS. Our condensed consolidated financial statements also include the amounts of our former majority-owned subsidiaries, Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 7 of the Notes to Consolidated Financial Statements) and Maxygen Holdings LLC (through its dissolution on June 21, 2012), and our former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012). Discontinued operations consist of the results of Perseid prior to the acquisition by Astellas of our interests in Perseid in May 2011.

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

Results of Operations

Revenues

Our revenues have historically been derived primarily from the sale of certain assets, collaboration agreements, technology and license arrangements and government research grants. Technology and license revenue in the nine month period ended September 30, 2012 was approximately $30.0 million, which consisted primarily of revenue attributable to the final payment we received from Bayer. No significant revenue was recorded in the three month period ended September 30, 2012. Technology and license revenue in the three and nine month periods ended September 30, 2011 was $555,000 and $558,000, respectively, which consisted primarily of the final payment we received in July 2011 from Altravax in connection with its acquisition of substantially all of our vaccines assets in January 2010.

Research and Development Expenses

Our research and development expenses have historically consisted of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. As a result of the acquisition of Perseid by Astellas in May 2011, our research and development expenses have been substantially reduced and are currently attributable to limited research and development activities related to our MAXY-G34 product candidate. Research and development expenses were $147,000 and $212,000 for the three and nine months ended September 30, 2012, compared to $7,000 and $1.4 million in the comparable periods in 2011. The increase in research and development expenses from the three month period ended September 30, 2012 to the comparable period ended September 30, 2011 was primarily attributable to limited stability and analytical testing of our MAXY-G34 product candidate. The decrease in our research and development expenses from the nine month period ended September 30, 2012 to the comparable period ended September 30, 2011 was primarily due to reductions in salary related costs and patent research expenses as a result of the cessation of substantially all research and development activities.

We expect our research and development expenses to continue to be limited and maintained well below historical levels. However, any further development of our MAXY-G34 product candidate that we may undertake in connection with a potential strategic combination or other transaction, could result in a significant increase in our research and development expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums, business consultants and professional expenses, such as expenditures for legal, accounting services and board fees. General and administrative expenses were $2.6 million and $7.8 million for the three and nine months ended September 30, 2012, compared to $2.3 million and $8.1 million in the comparable periods in 2011. The increase in our general and administrative expenses from the three month period ended September 30, 2012 to the comparable period ended September 30, 2011 was primarily attributable to an increase in stock compensation expense due to an increase in the valuation of our contingent performance unit, or CPU, awards resulting from our recent cash distribution. This increase was partially offset by the elimination of consulting expenses in connection with the proposal we submitted to BARDA in May 2011 and a decrease in patent administration costs. The decrease in our general and administrative expenses from the nine month period ended September 30, 2012 to the comparable period ended September 30, 2011 was primarily due to the reduction of consulting expenses, accounting fees and salaries and benefits. These decreases were partially offset by the elimination of expense allocations under our transition services agreement with Perseid, under which a portion of our administrative costs was previously reimbursed by Perseid, and an increase in stock compensation expense due to an increase in the valuation of our CPU awards.

We expect our general and administrative expenses for the remainder of 2012 to be comparable to, or slightly lower than, our average over the first nine months of 2012. However, our general and administrative expenses can vary, depending on, among other things, the use of external consultants, expenditures for legal and accounting services, and stock compensation charges pertaining to our CPU awards, which are remeasured to estimated fair value on a recurring basis. Our general and administrative expenses may increase significantly if we pursue any strategic transactions or may decrease if we further wind-down our operations.

Gain on Distribution of Equity Securities

In connection with the distribution to our stockholders on December 14, 2010 of substantially all of the Codexis, Inc. common stock we held, we retained shares of such stock on behalf of the holders of certain outstanding equity awards. As of September 30, 2012, we held 413,033 shares of such stock. In the three and nine months ended September 30, 2012, we recorded a gain on distribution of equity securities of $64,000 and $207,000, compared to $44,000 and $293,000 in the comparable periods in 2011, as a result of the release of such stock pursuant to the vesting of restricted stock awards.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash, cash equivalents and short-term investments, foreign currency gains or losses, changes in value of stock portion of distribution payable and other expenses. Amounts included in interest income and other income (expense), net, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Interest income	$19	$15	$96	$36
Foreign exchange gains (losses)	(8)	8	3	(1)
Change in value of stock portion of distribution payable	648	35	869	196
Loss on disposal of equipment	—	—	—	(4)

Total interest income and other income (expense), net	$659	$58	$968	$227

The decreases in interest income and other income (expense), net from both of the three and nine month periods ended September 30, 2012 to the comparable periods ended September 30, 2011 were primarily as a result of the change in value of the stock portion of distribution payable.

Provision for Income Taxes

We recorded tax expense of $36,000 and $106,000 in the three and nine month periods ended September 30, 2012. Tax expense was recorded in both periods as a result of the gain on Codexis, Inc. common stock in connection with the release of such shares upon the vesting of restricted stock awards. We recorded tax benefits of $727,000 and $3.1 million in the three and nine months ended September 30, 2011. These tax benefits were attributable to the tax effects of changes in unrealized gains on our available-for-sale investments in other comprehensive income and allocations of tax expense to discontinued operations.

Due to the expected utilization of net operating loss carryforwards and other tax credits, we do not believe we will have a material tax liability for the fiscal year ended December 31, 2012 associated with the receipt of the $30.0 million payment from Bayer and the resulting income from continuing operations through September 30, 2012. However, the calculation of our 2012 federal and state tax will be based on any additional operating activities conducted throughout the remainder of the year and any potential changes in applicable tax regulations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $450,000 for the nine month period ended September 30, 2012 reflects the portion of the income of Maxygen Holdings LLC allocated to a third party member. Net income attributable to non-controlling interests of $310,000 for the nine month period ended September 30, 2011 reflects the portion of Perseid’s income allocated to Astellas, based on Astellas’ equity interest in Perseid.

Discontinued Operations

We did not record any income from discontinued operations for the three and nine months ended September 30, 2012 as a result of the sale of Perseid to Astellas in May 2011. Income from discontinued operations of $58.5 million for the nine months ended September 30, 2011 was primarily generated from the $62.2 million gain on the sale of Perseid to Astellas and secondarily from the operating activities of Perseid and its predecessor operation. The majority of these operating expenses were reimbursed by Astellas.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through private placements and public offerings of equity securities, research and development funding from collaborators and government grants and through the sale or license of various assets. As of September 30, 2012, we had $82.2 million in cash, cash equivalents and short-term investments.

During the nine months ended September 30, 2012, we repurchased approximately 279,000 shares of common stock through a stock repurchase program at an aggregate purchase price of approximately $1.5 million. During 2011, we repurchased approximately 2.2 million shares of our common stock under a stock repurchase program at an aggregate purchase price of approximately $12.3 million. Since we began repurchasing our common stock in 2009, we have repurchased a total of 12.5 million shares of our common stock at an aggregate purchase price of $67.9 million, through September 30, 2012.

In October 2010, we sold substantially all of the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis and cancelled all payment and potential royalty obligations of Codexis to us relating to biofuels and other energy products, for $20.0 million. We received $16.0 million in cash upon closing of the sale in October 2010, with the remaining $4.0 million held in escrow, $2.0 million of which was released in November 2011 and $2.0 million of which was released in October 2012.

In December 2010, we completed a distribution to our stockholders of substantially all of the Codexis, Inc. common stock we held. In aggregate, we distributed approximately 5.4 million shares of Codexis, Inc. common stock to our stockholders on December 14, 2010. The 413,033 shares of Codexis, Inc. common stock that we continued to hold at September 30, 2012 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $29.2 million in the aggregate.

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

In May 2012, we received the final $30.0 million payment from Bayer related to the sale of our hematology assets to Bayer in July 2008.

On September 6, 2012 we made a special cash distribution of $3.60 for each outstanding share of our common stock, equal to approximately $98.5 million in the aggregate. For U.S. Federal income tax purposes, the distribution will be a dividend to the extent it is paid out of our current or accumulated earnings and profits, as determined under U.S. Federal income tax principles. Based on these rules, we currently estimate that less than 10% of the payment will be treated as a dividend for tax purposes, with the balance being a return of capital. This estimate is preliminary and subject to change based upon a comprehensive review and analysis of our historical results as well as actual results for the entire 2012 taxable year. Stockholders will receive a Form 1099-DIV in early 2013 notifying them of the portion of the special cash distribution that is treated as a dividend for U.S. Federal income tax purposes.

Net cash provided by operating activities was $24.0 million in the nine months ended September 30, 2012, compared to net cash used in operating activities of $6.5 million in the comparable period in 2011. The net cash provided by operating activities in the 2012 period was primarily attributable to the $30.0 million payment received from Bayer and the resulting net income from continuing operations, adjusted to exclude certain non-cash items, partially offset by a reduction in other accrued liabilities. The net cash used in operating activities in the 2011 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items and a reduction in accrued compensation and other accrued liabilities, partially offset by a collection of receivables from Perseid. The non-cash adjustments to reconcile loss from continuing operations to net cash used in operating activities for the 2011 period included an income tax benefit of $3.1 million, partially offset by $2.2 million in non-cash stock compensation, while the 2012 period included $2.1 million in non-cash stock compensation.

Net cash used in investing activities was $20.0 million in the nine months ended September 30, 2012, compared to net cash provided by investing activities of $76.0 million in the comparable period in 2011. The net cash used in investing activities during the 2012 period was primarily attributable to purchases of available-for-sale securities in excess of maturities of such securities. The net cash provided by investing activities during the 2011 period was attributable to the sale of Perseid to Astellas.

Net cash used in financing activities was $101.4 million in the nine months ended September 30, 2012, compared to $10.8 million used in financing activities in the comparable period in 2011. The net cash used in financing activities during 2012 was primarily due to the $3.60 per share cash distribution paid in September 2012, repurchases of our common stock and the payment of a liquidating dividend to a minority investor in connection with the dissolution of Maxygen Holdings LLC. The net cash used in financing activities during the 2011 period was primarily due to repurchases of our common stock.

Net cash used in discontinued operations was $297,000 in the nine months ended September 30, 2011. No cash was used in or provided by discontinued operations in the nine months ended September 30, 2012 as a result of the acquisition of Perseid by Astellas in May 2011. The net cash used in discontinued operations in the 2011 period was primarily attributable to the payment of certain license fees.

The following are contractual commitments as of September 30, 2012, which consist solely of our operating lease obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$195	$153	$42	$—	$—

Total	$195	$153	$42	$—	$—

As of September 30, 2012, we had $82.2 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Given that we continue to have large cash reserves, our board of directors expects to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, although none are specifically contemplated at the current time. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

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

In particular, we recognized approximately $70.0 million in capital losses in the 2010 tax year pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary, that resulted in a federal tax benefit of approximately $24.5 million. The transactions included the sale of a minority membership interest in Maxygen Holdings LLC, the then-parent company of Maxygen Holdings Ltd., to a third party for $200,000 in cash and a contingent promissory note and the subsequent liquidation of Maxygen Holdings Ltd. The related capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations for each applicable reporting period. Since these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year. Characterization of these transactions as reportable transactions may increase the likelihood that we will be audited for such tax year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

We are exposed to market risks, including changes in interest rates and the price fluctuations of certain equity securities. There were no significant changes in our market risk exposures during the three months ended September 30, 2012. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel. The acquisition of Perseid by Astellas, our receipt of the final $30.0 million payment from Bayer HealthCare LLC and the distribution of approximately $98.5 million in cash to our stockholders in September 2012 are all part of a multi-year strategic process to restructure our operations and maximize stockholder value, a process that also included the sale or distribution of various other assets, such as our vaccines assets, the patent rights relating to the MolecularBreeding™ directed evolution platform, and substantially all of the shares of Codexis, Inc. common stock we held. In addition, we continue to focus our efforts on creating value from our MAXY-G34 program for our stockholders through a sale or other transaction involving the program and pursuing potential strategic options for our company as a whole. As a result, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

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

Given that we continue to have large cash reserves, our board of directors may consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, amounts we consider appropriate to pursue our ongoing strategic evaluation and adequate reserves for potential future liabilities. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities or result in unintended tax consequences. The full implementation of any additional distribution could use a significant portion of our remaining cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets or pursue other transactions. In particular, our recent distribution of approximately $98.5 million in cash to our stockholders, and any future distribution we may make, could significantly impair our ability to enter into a strategic transaction for our MAXY-G34 program or for our company as a whole.

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

In particular, we recognized approximately $70.0 million in capital losses in the 2010 tax year pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary, that resulted in the utilization of a federal tax benefit of approximately $24.5 million in that tax year. The transactions included the sale of a minority membership interest in Maxygen Holdings LLC, the then-parent company of Maxygen Holdings Ltd., to a third party for $200,000 in cash and a contingent promissory note and the subsequent liquidation of Maxygen Holdings Ltd. The related capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations for each applicable reporting period. Since these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year. Characterization of these transactions as reportable transactions may increase the likelihood that we will be audited for such tax year.

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

As of September 30, 2012, we had six employees and we will rely heavily on the services of our existing employees to manage our ongoing operations and execute our strategic plans. The loss of services from any of our existing employees could substantially disrupt our operations. To be successful and achieve our strategic objectives, we must retain qualified personnel. Our recent restructurings and the continued review of our strategic options may create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business.

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

As of September 30, 2012, we had $82.2 million in cash, cash equivalents and short-term investments. While we maintain an investment portfolio typically consisting of money market funds, U.S. Treasury securities and short-term commercial paper and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

Our stock price has been, and may continue to be, volatile, and an investment in our stock could decline in value.

The trading prices of life science company stocks in general have experienced significant price fluctuations in the last several years and broad market and industry factors may decrease the trading price of our common stock, regardless of our performance or financial condition. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

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

Our common stock trading volume is low and thus the market price of our common stock is particularly sensitive to trading volume. If our stockholders sell substantial amounts of our common stock, including shares released pursuant to the vesting of equity awards, the market price of our common stock may decline. Significant sales of our common stock may adversely impact the then-prevailing market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below summarizes information about repurchases of our common stock during the quarterly period ended September 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Jul. 1, 2012 through Jul. 31, 2012	—	—	—	$8,472,130
Aug. 1, 2012 through Aug. 31, 2012	—	—	—	$8,472,130
Sept. 1, 2012 through Sept. 30, 2012	—	—	—	$8,472,130

Total	—	—	—	$8,472,130

(1)	On January 10, 2012, we announced that our Board authorized a new stock repurchase program under which we are authorized to purchase up to $10.0 million of our common stock through December 31, 2012. The amount shown as available for future purchases reflects the amounts remaining under this authorization.
(2)	The price paid per share of common stock does not include any related transaction costs.

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

MAXYGEN, INC.

November 6, 2012	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer