Form 10-K
period 2012-12-31
MAXYGEN INC
filed 2013-03-12
CIK 1068796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Global Stock Market as of that date, was approximately $155,901,000. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2013, there were 27,797,936 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders (hereinafter referred to as the “2013 Proxy Statement”) are incorporated by reference into Part III of this report.

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

•

our ability to estimate and maintain adequate reserves to fund our current and longer term operational requirements, pursue our ongoing strategic evaluation and provide for potential future liabilities and claims, such as liabilities, claims, adjustments, penalties, interest and other amounts resulting from current tax audits or potential future tax audits or from potential future litigation;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	our ability to retain key employees to maintain our ongoing operations and, if necessary, our ability to successfully hire qualified personnel;

•	our ability to protect and maintain our intellectual property portfolio and associated rights and obligations;

•	our business strategies and plans; and

•	other economic, business, competitive, and/or regulatory factors affecting our business and the market we serve generally.

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

Overview

We are a biopharmaceutical company that has historically focused on the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. Key developments during this period have included:

•

On September 6, 2012, we distributed approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution that was primarily classified as a return of capital to our stockholders for U.S. Federal income tax purposes. The cash distribution resulted in the payment of $3.60 for each outstanding share of our common stock.

•	In May 2012, we received a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in connection with our sale of certain hematology assets to Bayer in July 2008.

•

In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired all of our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel, for $76.0 million in cash.

•

In December 2010, we distributed substantially all of the shares of the common stock of Codexis, Inc., or Codexis, that we held, together with approximately $30.0 million in cash, to our stockholders by way of pro rata special distributions that were classified as a return of capital to our stockholders for U.S. Federal income tax purposes.

•	In October 2010, we sold the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis for $20.0 million in cash.

•

In January 2010, we sold our vaccine related assets, including the related government grants to Altravax, Inc., or Altravax, a privately-held biopharmaceutical company, for payments totaling approximately $1.6 million.

•	From December 2009 through December 31, 2012, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million.

In connection with these transactions, we have returned over $250.0 million in cash and property to our stockholders since 2009 through our stock repurchases and our distributions of cash and Codexis common stock.

We continue to retain all rights to our MAXY-G34 product candidate, a next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia and acute radiation syndrome, or ARS, and, as of December 31, 2012, we held cash, cash equivalents and short-term investments totaling $82.8 million.

Our Strategy

We continue to focus on creating value from our MAXY-G34 program for our stockholders, principally through a sale or other transaction involving the program. We have no current plans to independently continue the further development of this product candidate, and to date, we have not been successful in identifying any potential transaction for the MAXY-G34 program. Accordingly, there can be no assurances we will be successful in identifying and consummating any such transaction in the future or be able to realize any value from this program.

We also continue to evaluate potential strategic options for our company as a whole, including a merger, reverse merger, sale or other strategic transaction. Also, although none are currently contemplated, we expect to evaluate and consider additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, amounts we consider appropriate to pursue our ongoing strategic evaluation and adequate reserves for potential future liabilities. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

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

To date, we have not identified a suitable partner for this program for chemotherapy-induced neutropenia. In addition, we believe that a U.S. patent issued to Amgen Inc., or Amgen, in 2008 with certain claims to mutated G-CSF molecules (Patent No. 7,381,804), has made it more difficult for us to secure a collaborative or other arrangement for our MAXY-G34 program. In particular, Amgen’s patent includes certain claims to mutated granulocyte colony stimulating factor (G-CSF) molecules that potentially cover our MAXY-G34 product candidate. In 2009, we submitted a request to the United States Patent and Trademark Office, or PTO, for an inter partes reexamination of the Amgen patent and, in October 2011, the PTO issued a right of appeal notice in the proceeding that included a final rejection of all claims in the Amgen patent. Amgen has appealed the decision to the PTO’s Board of Patent Appeals and Interferences and we cannot predict the outcome of this appeal or any further proceedings related to the inter partes reexamination of Amgen’s patent. As a result, there can be no assurances that we will ultimately prevail, that we will be able to secure a partnership or other arrangement for our MAXY-G34 program, or that we (or a third party) will be able to recommence development activities and be successful in the development and commercialization of the MAXY-G34 program, even if we are successful in the reexamination process.

Acute Radiation Syndrome

G-CSF products such as our MAXY-G34 product candidate may also have potential application in the treatment of ARS, an acute illness caused by irradiation of the entire body by a high dose of penetrating radiation in a very short period of time. A significant portion of the general funding for the treatment of ARS to date has come from various government entities for the development of therapeutics as a medical countermeasure to nuclear terrorism and other radiological emergencies.

In May 2011, we submitted a proposal to BARDA for the development of our MAXY-G34 product candidate as a potential medical countermeasure for ARS. The submission was in response to a Broad Agency Announcement (BAA-10-100-SOL-00012) under which BARDA sought to fund the advanced research and development of potential treatments for the sub-syndromes associated with ARS, including neutropenia. In November 2011, BARDA advised us that our proposal would not be considered for a contract award and indicated in a subsequent notification received in January 2012 that its decision with respect to our proposal was primarily based on BARDA’s availability of funding. However, there can be no assurances that the circumstances related to BARDA’s funding availability will change, that BARDA will open a future solicitation applicable to the MAXY-G34 program or ARS, or that we or a third party would submit a proposal for, or be awarded a contract under, any potential future BARDA solicitation or other government funded programs.

We continue to retain all rights to the MAXY-G34 program for commercial development of all therapeutic areas, including all rights for chemotherapy-induced neutropenia and ARS indications, and our current focus is to create value from this program for our stockholders, through a sale, licensing, partnering or other transaction involving the program. However, as noted above, we have no current plans to independently continue the further development of this product candidate for either indication and, to date, we have not been successful in identifying any potential transaction for the MAXY-G34 program. Accordingly, there can be no assurances we will be successful in identifying and consummating any such transaction in the future or be able to realize any value from this program.

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2012, we held approximately $82.8 million in cash, cash equivalents and short-term investments. We currently maintain an investment portfolio primarily consisting of money market funds and U.S. treasury securities and have not experienced any liquidity issues to date with respect to these securities.

Recent Asset Sales and Distributions

As noted above, we have been pursuing a multi-year strategic process to maximize stockholder value through the sales, distributions or other arrangements involving our various assets. A summary of our recent asset sales and distributions is provided below.

Cash Distributions and Stock Repurchases

On September 6, 2012, we distributed approximately $100.0 million in cash to our stockholders. As a result of the distribution, each stockholder received $3.60 in cash for each outstanding share of Maxygen common stock such shareholder held as of the August 21, 2012 record date. For U.S. Federal income tax purposes and based on a determination of our current or cumulative earnings and profits through 2012, approximately 4.7% of the payment was treated as a dividend for tax purposes, with the balance being treated as a return of capital to our stockholders.

In December 2010, together with our distribution of Codexis, Inc. common stock to our stockholders, we also made a special cash distribution in the amount of $1.00 for each outstanding share of our common stock, equal to approximately $30.0 million in the aggregate. Because we had no current or cumulative earnings and profits for tax purposes in 2010, the distribution was treated as a return of capital to our stockholders for U.S. Federal income tax purposes.

From December 2009 through December 31, 2012, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million. These stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

Under our current stock repurchase program, which commenced on January 1, 2012, we have repurchased 279,270 shares of our common stock at an aggregate cost of approximately $1.5 million and are authorized to purchase up to an additional $8.5 million of our common stock through December 31, 2013. Given that we continue to have large cash reserves, we may continue to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our current and longer term operational requirements, although none are currently contemplated. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

Receipt of Contingent Payment from Bayer

In May 2012, we received a $30.0 million payment from Bayer in connection with Bayer’s continued clinical development of a recombinant factor VIIa product candidate for the treatment of hemophilia. We sold the recombinant factor VIIa product candidate (previously designated by us as MAXY-VII) to Bayer, together with our other hematology assets, in July 2008 for an upfront cash payment of $90.0 million. The additional $30.0 million contingent payment was based on the further clinical development of the factor VIIa product candidate by Bayer and was also subject to the satisfaction of certain patent conditions related to these assets. There are no remaining payments to be received by us under our agreements with Bayer.

Acquisition of Perseid Therapeutics LLC by Astellas

On May 16, 2011, we entered into a unit purchase agreement with Astellas Bio Inc., or Bio, a wholly-owned subsidiary of Astellas, and Perseid, pursuant to which Bio acquired all of our equity interests in Perseid for $76.0 million in cash. The purchase agreement included customary representations, warranties and covenants of Bio and us.

Perseid began operations on September 18, 2009 in connection with the consummation of the joint venture transaction between Astellas and us pursuant to which we contributed substantially all of our protein pharmaceutical programs and related assets, together with $10.0 million in cash, to Perseid. Astellas also invested $10.0 million in Perseid. As part of the joint venture arrangement, Astellas was granted an option to acquire all of our ownership interest in Perseid at specified exercise prices that were to increase each quarter from $53.0 million to $123.0 million over the term of the option, which was scheduled to expire on September 18, 2012 (the third anniversary of the closing). Astellas exercised its option on March 17, 2011 at the $76.0 million option price in effect on the date of exercise.

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

Distribution of Codexis Stock to our Stockholders

We formed Codexis in January 2002 as a wholly owned subsidiary to operate our former chemicals business. Codexis received financing from third party investors and operated as an independent subsidiary beginning in September 2002 and, in April 2010, Codexis completed an initial public offering of its common stock. At the time of the Codexis initial public offering, we held approximately 6.0 million shares, or approximately 17.0%, of the outstanding common stock of Codexis. In December 2010, we completed the distribution of substantially all of the shares of Codexis, Inc. common stock we owned to our stockholders. As a result of the distribution, each of our stockholders received 0.187039 of a share of Codexis, Inc. common stock for each outstanding share of our common stock such stockholder held as of the December 3, 2010 record date. Our stockholders also received cash in lieu of any fraction of a Codexis share that they would have otherwise received in the distribution.

In aggregate, we distributed 5,445,274 shares of Codexis, Inc. common stock to our stockholders valued at approximately $53.1 million (based on the $9.75 closing price of the Codexis, Inc. common stock on the date of distribution). Because we had no current or cumulative earnings and profits for tax purposes in 2010, the distribution was treated as a return of capital to our stockholders for U.S. Federal income tax purposes.

Sale of Platform Technology to Codexis

In October 2010, we consummated an asset purchase agreement with Codexis pursuant to which Codexis acquired substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ directed evolution platform. The MolecularBreeding™ directed evolution platform consisted of an extensive patent portfolio relating to recombination-based directed molecular evolution technologies, specialized screening technologies, and the application of these technologies to the development of protein pharmaceuticals and other industries, including agriculture, vaccines, gene therapy and chemicals. The assets acquired by Codexis included patents, trademarks, copyrights, software and certain assumed contracts. The intellectual property assets and rights acquired by Codexis continue to be subject to existing license rights previously granted by us to third parties. See “Intellectual Property and Licensing Arrangements—Licensing Arrangements” below.

In consideration for the assets acquired by Codexis under the purchase agreement and the termination of our prior license agreement with Codexis, Codexis paid a total purchase price to us of $20.0 million. We received $16.0 million in cash upon closing of the sale in October 2010, with the remaining $4.0 million held in escrow to satisfy any of our indemnification obligations under the purchase agreement, $2.0 million of which was released in November 2011 and $2.0 million of which was released in October 2012.

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

Intellectual Property and Licensing Arrangements

Patents and Intellectual Property

Patents are very important to us in establishing proprietary rights to our MAXY-G34 program and we attempt to protect our intellectual property position by filing, prosecuting and maintaining United States and foreign patents and patent applications that we believe are important to the continued development of our MAXY-G34 program. Our patent portfolio currently includes 50 granted or issued patents and 7 pending applications directed to our MAXY-G34 product candidate. We have generally sought claims directed to compositions of matter, as well as methods of using such compositions.

Our 50 issued and granted patents will expire between 2021 and 2026. Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and terminal disclaimers. The patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. In addition, limitations on patent protection in countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have on patents issued to us outside the United States. As a result, there can be no assurance that the patents granted to us will afford adequate legal protection against competitors or provide significant proprietary protection or competitive advantage. We may not be able to obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue. In the event of issuance, the patents may not be sufficient to protect the proprietary technology owned by us. Our current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented. Our patents have been and may in the future be challenged by third parties in post-issuance administrative proceedings or in litigation as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. In addition, competitors or potential competitors, as well as universities and research institutions, may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes that are competitive with or cover our MAXY-G34 product candidate.

As a result, we are, or may be, from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, PTO interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. For example, in 2008, a U.S. patent issued to Amgen with certain claims to mutated G-CSF molecules (Patent No. 7,381,804) that potentially cover our MAXY-G34 product candidate. In 2009, we submitted a request to the PTO for an inter partes reexamination of the Amgen patent and, in October 2011, the PTO issued a right of appeal notice in the proceeding that included a final rejection of all claims in the Amgen patent. Amgen has appealed the decision to the PTO’s Board of Patent Appeals and Interferences and we cannot predict the outcome of this appeal or any further proceedings related to the inter partes reexamination of Amgen’s patent. As a result, there can be no assurances that we will ultimately prevail, that we will be able to secure a transaction or other arrangement for our MAXY-G34 program, or that we (or a third party) will be able to recommence development activities and be successful in the development and commercialization of the MAXY-G34 program, even if we are successful in the reexamination process.

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

Competition

If commercialized, we would expect MAXY-G34 to compete with Neulasta® and Neupogen® (both from Amgen Inc.) in chemotherapy-induced neutropenia. In addition, given the limited remaining terms of the patents covering Neulasta® and Neupogen®, we would also expect MAXY-G34 to face competition from biologic generics (i.e. bioequivalent protein drugs, generic biologicals and biogenerics) and are aware that Teva Pharmaceutical Industries Ltd. and Sandoz International GmbH are currently developing biologic generic G-CSF products to compete in this market.

Research and Development Expenses

We have largely discontinued our research and development activities. Our research and development expenses were $226,000 in 2012, $1.4 million in 2011 and $1.9 million in 2010.

Operations

Our operations are based in the United States, however, certain of our former collaborators and licensees have been based outside the United States. Additional information required by this item is included in Note 15 of the Notes to Consolidated Financial Statements and incorporated herein by reference.

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

To date, we have not successfully completed all stages of clinical development for our MAXY-G34 product candidate. If we (or a third party collaborator or licensee) are unable to continue or successfully commence, continue or complete clinical trials of our MAXY-G34 product candidate or any other products we may acquire in the future, or decide not to continue clinical trials for a particular indication, we will not be able to seek or obtain regulatory approval for commercialization of the applicable product candidate for the relevant indication.

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

Employees

As of February 28, 2013, we had six employees, all of whom were engaged in general and administrative activities. None of our employees is represented by a labor union, and we consider our employee relations to be good.

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

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is set forth below. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The impact and results of our ongoing strategic process are uncertain and may not be successful.

Over the past several years, we have focused our strategic efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. The acquisition of Perseid Therapeutics LLC, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel, by Astellas Pharma Inc., in May 2011, our receipt of the final $30.0 million payment from Bayer HealthCare LLC and the distribution of approximately $100.0 million in cash to our stockholders in September 2012 have all been part of this multi-year strategic process to restructure our operations and maximize stockholder value. We continue to focus our efforts on creating value from our MAXY-G34 program for our stockholders through a sale or other transaction involving the program and pursuing potential strategic options for our company as a whole.

Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the company and its stockholders. There can be no assurance, however, that the company’s current strategic direction, or the board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.

In addition, given the substantial restructuring of our operations over the past several years, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

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

We had been seeking government funding for the development of this program for the ARS indication and, in May 2011, we submitted a proposal to the Biomedical Advanced Research and Development Authority, or BARDA, for the development of this product candidate as a potential medical countermeasure for ARS. However, in November 2011, our proposal was rejected by BARDA primarily due to BARDA’s lack of available funding. Although BARDA indicated that our MAXY-G34 program would be reconsidered by BARDA if the circumstances related to BARDA’s funding availability changed in the future, there can be no assurances that the circumstances related to BARDA’s funding availability will change, that BARDA will open a future solicitation applicable to the MAXY-G34 program or ARS, or that we or a third party would submit a proposal for, or be awarded a contract for MAXY-G34 under, any potential future BARDA solicitation or any other government funded program. The rejection of our proposal by BARDA significantly impaired our ability to realize any value from this program.

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

In addition to our efforts to maximize the value of our MAXY-G34 program, we also continue to evaluate all potential strategic options for the company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

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

One of the strategic alternatives that our board of directors could pursue is the dissolution and liquidation of the company, which may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our stockholders.

If we are not successful in consummating a strategic transaction for our company or for our MAXY-G34 program, we may decide to further wind down or cease all of our operations. We also may seek stockholder approval of a plan of liquidation and dissolution.

If our board of directors and stockholders were to approve a plan of liquidation and dissolution, we would be required, as part of the liquidation process under Delaware law, to pay our outstanding obligations and to make reasonable provision for contingent obligations, as well as unknown obligations that could arise during the dissolution process or during the post-dissolution period, including potential tax liabilities and potential claims in litigation.

In particular, as previously disclosed and discussed further below, we remain subject to examination for certain tax years by U.S. Federal and state income tax authorities and these authorities could challenge tax positions we have taken with respect to certain losses and credits we have utilized (see “Potential future liabilities and claims, such as liabilities and claims resulting from any current or potential future tax audits or potential future legal proceedings, may result in material liabilities that could cause our stock price to decline or could impede our ability to enter into a strategic transaction or could significantly diminish or delay potential future distributions to our stockholders”). We cannot predict the outcome of the current examination by the IRS of our federal tax return for the 2010 tax year, or the likelihood and the outcome of any potential future tax audits (or other legal proceedings). However, as a result of the requirement under Delaware law that our board of directors make reasonable provision for contingent and unknown obligations in connection with a dissolution and liquidation of the Company, a portion of our assets may need to be reserved until the appropriate resolution of such matters. This would impact the amount and timing of a portion of the distributions in liquidation to our stockholders. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

In addition, any further wind-down or dissolution of our company may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of company resources, such as legal and accounting fees and expenses and other related charges, which would decrease the amount of resources available for distributions to our stockholders.

We may make additional distributions to our stockholders of a portion of our cash resources, which may restrict our funds available for other actions and negatively affect the market price of our securities.

Given that we continue to have large cash reserves, our board of directors may consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements, amounts we consider appropriate to pursue our ongoing strategic evaluation and adequate reserves for potential future liabilities. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our board of directors and may instead harm the market price and liquidity of our securities or result in unintended tax consequences. The full implementation of any additional distribution could use a significant portion of our remaining cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets or pursue other transactions. In particular, our recent distribution of approximately $100.0 million in cash to our stockholders, and any future distribution we may make, could significantly impair our ability to enter into a strategic transaction for our MAXY-G34 program or for our company as a whole.

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

Potential future liabilities and claims, such as liabilities and claims resulting from any current or potential future tax audits or potential future legal proceedings, may result in material liabilities that could cause our stock price to decline or could impede our ability to enter into a strategic transaction or could significantly diminish or delay potential future distributions to our stockholders.

We remain subject to examination for certain tax years by U.S. Federal and state income tax authorities. In addition, Danish tax authorities are currently auditing our Danish tax filings for the years 2007 through 2009. The years that remain subject to examination by U.S. Federal and state tax authorities include years in which we did not incur a tax liability, despite the recognition of significant income and capital gains, due to our utilization of sufficient capital losses, net operating losses and certain tax credits. As a result, U.S. Federal and state income tax authorities could challenge tax positions we have taken with respect to these losses and credits.

In particular, the IRS has commenced an examination of our federal tax return for the 2010 tax year, a year in which we recognized approximately $70.0 million in capital losses pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary. These losses resulted in the utilization of a federal tax benefit of approximately $24.5 million in that tax year. The transactions included the sale of a minority membership interest in Maxygen Holdings LLC, the then-parent company of Maxygen Holdings Ltd., to a third party for $200,000 in cash and a contingent promissory note and the subsequent liquidation of Maxygen Holdings Ltd. The related capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations and comprehensive income for each applicable reporting period. Since these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year.

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

We cannot predict the outcome of the current tax audit or the likelihood and outcome of any potential future tax audits or legal proceedings and cannot guarantee the outcome of any such audits or legal proceedings. Any such audits or legal proceedings may result in material liabilities, such as adjustments, damages, penalties, interest and other amounts. The possibility of such audits and legal proceedings and our need to reserve amounts from time to time that we deem appropriate to cover any possible exposure from such potential future audits and legal proceedings could impede our ability to enter into a strategic transaction or effect a wind-down or dissolution and could significantly delay, and if they ultimately materialize, diminish, any future distributions to our stockholders.

If we do not retain key employees, our ability to maintain our ongoing operations or execute a potential strategic option could be impaired.

As of February 28, 2013, we had six employees and we will rely heavily on the services of our existing employees to manage our ongoing operations and execute our strategic plans. The loss of services from any of our existing employees could substantially disrupt our operations. To be successful and achieve our strategic objectives, we must retain qualified personnel. Our recent restructurings and the continued review of our strategic options may create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including the de-listing of our common stock from The NASDAQ Global Market, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In particular, our internal control over financial reporting is required to comply with the standards adopted by the PCAOB in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, we are currently required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is currently required to report on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. If we fail to maintain effective internal control over financial reporting in accordance with Section 404, we will not be able to conclude that we have and maintain effective internal control over financial reporting or our independent registered accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The NASDAQ Global Market and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. In addition, testing and maintaining internal control in accordance with Section 404 requires increased management time and resources. Any failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could materially harm our business and cause our stock price to decline.

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

•

our ability to estimate and maintain adequate reserves to fund our current and longer term operational requirements, pursue our on-going strategic evaluation and provide for potential future liabilities and claims, such as liabilities, claims, adjustments, penalties, interest and other amounts resulting from current or potential future tax audits or potential future litigation;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	our ability to retain key employees to maintain our ongoing operations and, if necessary, our ability to successfully hire qualified personnel;

•	our ability to protect our intellectual property portfolio and rights; and

•	general and industry specific economic conditions.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of investors. In that case, our stock price would likely decline.

If current levels of market disruption and volatility continue or worsen, we may not be able to preserve our cash balances or access such sources if necessary.

As of December 31, 2012, we had $82.8 million in cash, cash equivalents and short-term investments. While we maintain an investment portfolio typically consisting of money market funds, U.S. Treasury securities and short-term commercial paper and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

We lease an aggregate of 5,773 square feet of office space in San Mateo, California. Our lease expires on December 31, 2013 and includes an option to extend the lease for an additional year. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “MAXY” since December 16, 1999. During the last two fiscal years, through December 31, 2012, the high and low sale prices for our common stock, as reported on the Nasdaq Global Market, were as follows:

	High	Low
Year ended December 31, 2012
First Quarter	$5.94	$5.44
Second Quarter	5.97	5.51
Third Quarter	6.25	2.64
Fourth Quarter	2.70	2.41

Year ended December 31, 2011
First Quarter	$5.33	$3.92
Second Quarter	5.54	5.07
Third Quarter	5.67	5.21
Fourth Quarter	6.20	5.34

Holders

As of February 28, 2013, there were approximately 160 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore, are considered to be held of record by Cede & Co. as one stockholder.

Dividends

In September 2012, we distributed approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution that was primarily classified as a return of capital to our stockholders for U.S. Federal income tax purposes. The cash distribution resulted in the payment of $3.60 for each outstanding share of our common stock owned on the close of business on the August 21, 2012 record date. In December 2010, we distributed substantially all of the shares of Codexis, Inc. common stock we held, valued at $53.2 million on the date of distribution, together with approximately $30.0 million in cash, to our stockholders by way of pro rata special distributions. Prior to those distributions, we had not previously declared or paid any cash dividends or other distributions on our capital stock. Our payment of future dividends or distributions, if any, will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

On January 10, 2012, we announced that our board authorized a new stock repurchase program under which we were authorized to purchase up to $10.0 million of our common stock through December 31, 2012. In November 2012, we announced the extension of this stock repurchase program through December 31, 2013. There were no stock repurchase activities from October 1, 2012 through December 31, 2012. The approximate dollar value of shares that may yet be purchased under the programs is $8.5 million at December 31, 2012.

Company Stock Price Performance(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2007 through December 31, 2012 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends or distributions. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Maxygen, Inc., The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of distributions.
Fiscal year ending December 31.

Total Return Analysis

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Maxygen, Inc.	$100.00	$111.08	$75.84	$83.71	$119.93	$122.01
Nasdaq Composite Index	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
Nasdaq Biotechnology Index	$100.00	$93.40	$103.19	$113.89	$129.12	$163.33

(1)	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Technology and license revenue	$90,584	$15	$1,543	$561	$30,011
Related party revenue	664	4,630	2,021	—	—
Grant revenue	5,074	4,545	—	—	—

Total revenues	96,322	9,190	3,564	561	30,011
Operating expenses:
Research and development	32,250	8,962	1,902	1,358	226
General and administrative	11,443	14,668	9,536	10,911	9,524
Goodwill impairment	12,192	—	—	—	—
Restructuring charge	1,987	15,964	(98)	—	—

Total operating expenses	57,872	39,594	11,340	12,269	9,750

Income (loss) from operations	38,450	(30,404)	(7,776)	(11,708)	20,261
Gain on distribution of equity securities(1)	—	—	53,180	396	229
Gain on sale of equity securities	—	—	—	—	790
Sale of platform technology(2)	—	—	20,000	—	—
Interest and other income, net	4,914	972	87	864	279

Income (loss) from continuing operations before taxes	43,364	(29,432)	65,491	(10,448)	21,559
Income tax benefit (expense)	—	588	2,238	4,253	(986)

Income (loss) from continuing operations	43,364	(28,844)	67,729	(6,195)	20,573
Discontinued Operations:
Income (loss) from discontinued operations	(13,039)	(3,313)	703	1,302	—
Gain on sale of discontinued operations(3)	—	—	—	62,219	—
Income tax expense for discontinued operations	—	—	—	(5,579)	—

Income (loss) from discontinued operations, net of taxes	(13,039)	(3,313)	703	57,942	—

Net income (loss)	30,325	(32,157)	68,432	51,747	20,573
Net income (loss) attributable to non-controlling interest	—	245	(452)	310	450

Net income (loss) attributable to Maxygen, Inc.	$30,325	$(32,402)	$68,884	$51,437	$20,123

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$1.17	$(0.76)	$2.28	$(0.23)	$0.74
Attributable to Maxygen, Inc. from discontinued operations	$(0.35)	$(0.09)	$0.02	$2.03	$—
Attributable to Maxygen, Inc.	$0.82	$(0.85)	$2.30	$1.80	$0.74
Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$1.16	$(0.76)	$2.26	$(0.23)	$0.73
Attributable to Maxygen, Inc. from discontinued operations	$(0.35)	$(0.09)	$0.03	$2.03	$—
Attributable to Maxygen, Inc.	$0.81	$(0.85)	$2.29	$1.80	$0.73
Cash distribution declared per common share	$—	$—	$1.00	$—	$3.60
Shares used in basic net income (loss) per share calculations	37,100	38,236	29,949	28,574	27,327
Shares used in diluted net income (loss) per share calculations	37,358	38,236	30,128	28,574	27,471

(1)	For 2010, gain on distribution of equity securities resulted from the fair value recorded for the 5.4 million shares of Codexis, Inc. common stock distributed.
(2)	Sale of platform technology resulted from our sale of substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ directed evolution platform to Codexis, Inc. in October 2010.
(3)	Gain on sale of discontinued operations resulted from the sale of our equity interests in Perseid Therapeutics LLC to Astellas Bio Inc. on May 16, 2011.

	December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$206,483	$139,209	$102,335	$159,571	$82,780
Working capital	194,449	155,974	129,458	161,152	80,409
Total assets	213,557	186,223	148,113	164,633	83,221
Accumulated deficit	(239,694)	(272,096)	(203,212)	(151,775)	(131,652)
Total Maxygen, Inc. stockholders’ equity(1)	194,512	151,604	126,103	160,735	80,187
Non-controlling interest	—	3,907	3,664	209	—
Total stockholders’ equity	194,512	155,511	129,767	160,944	80,187

(1)	We made a special cash distribution of $1.00 per share and distributed 5.4 million shares of Codexis, Inc. common stock in December 2010. In addition, we distributed $3.60 in cash for each outstanding share of our common stock in September 2012. Both distributions were reflected as a reduction in Additional paid-in capital, a component of Stockholders’equity.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company that has historically focused on the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. Key developments during this period have included:

•

On September 6, 2012, we distributed approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution that was primarily classified as a return of capital to our stockholders for U.S. Federal income tax purposes. The cash distribution resulted in the payment of $3.60 for each outstanding share of our common stock.

•	In May 2012, we received a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in connection with our sale of certain hematology assets to Bayer in July 2008.

•

In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired all of our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel, for $76.0 million in cash.

•

In December 2010, we distributed substantially all of the shares of the common stock of Codexis, Inc., or Codexis, that we held, together with approximately $30.0 million in cash, to our stockholders by way of pro rata special distributions that were classified as a return of capital to our stockholders for U.S. Federal income tax purposes.

•	In October 2010, we sold the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis for $20.0 million in cash.

•

In January 2010, we sold our vaccine related assets, including the related government grants to Altravax, Inc., or Altravax, a privately-held biopharmaceutical company, for payments totaling approximately $1.6 million.

•	From December 2009 through December 31, 2012, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million.

In connection with these transactions, we have returned over $250.0 million in cash and property to our stockholders since 2009 through our stock repurchases and our distributions of cash and Codexis common stock.

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

At present, we have no significant source of recurring revenues. Our cash, cash equivalents and short-term investments totaled $82.8 million as of December 31, 2012.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiary, Maxygen ApS. Our consolidated financial statements also include the amounts of our former majority-owned subsidiaries, Perseid (through its acquisition by Astellas on May 16, 2011) (see Note 14 of the Notes to Consolidated Financial Statements) and Maxygen Holdings LLC (through its dissolution on June 21, 2012), and our former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012). Discontinued operations consist of the results of Perseid prior to the acquisition by Astellas of our interests in Perseid in May 2011.

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

Stock Based Compensation Expense

The accounting treatment for stock options, restricted stock units, restricted stock awards and shares previously purchased under our Employee Stock Purchase Plan, or ESPP, requires us to recognize the fair value of the equity-based awards. In addition, we are required to recognize the fair value of our liability-based awards, which as of December 31, 2012, consisted solely of contingent performance units, or CPUs. We estimate the fair value of stock options and ESPP shares using the Black-Scholes-Merton valuation model and, for CPUs, we use a Monte Carlo simulation model. These models require the input of subjective assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, and for our CPUs, the market price of Codexis, Inc. common stock, and the expected term of each award. We estimate expected volatility based on historical volatilities. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option or CPU. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. For restricted stock units and restricted stock awards, we estimate fair value based on the closing price of our common stock on the date of grant.

We did not award any stock options in 2012. For stock option awards to employees in 2011, the expected life of the stock options was calculated using the shortcut method permitted under applicable SEC accounting guidance. When establishing the expected life assumption in prior periods, we review annual historical employee exercise behavior of option grants with similar vesting periods. Due to the change in our structure and operations and the small number of individuals receiving option awards since 2009, we no longer consider our historical experience or that of our peers to be representative of future expected life. Therefore in 2009, we changed to the shortcut method for establishing the expected life assumption. For non-employee awards, the expected life of the stock options was based on the life of the stock option. The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock-based compensation expense recognized within continuing operations in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010, 2011 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Employee stock options	$1,055	$925	$747
Restricted stock units	(279)	—	—
Restricted stock awards	1,525	1,807	1,626
Contingent performance units	565	323	132

Total stock-based compensation expense	$2,866	$3,055	$2,505

Restricted Stock Awards

We have granted restricted stock awards under our 2006 Equity Incentive Plan, or 2006 Plan, to certain employees and members of our board of directors. Restricted stock awards are scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of us. Compensation cost for these awards is based on the closing price of our common stock on the date of grant and is recognized as compensation expense on a straight-line basis over the requisite service period. Given the relative lack of sufficient history of granting restricted stock awards coupled with the fact that restricted stock awards outstanding are concentrated among a few individuals, we have not applied a forfeiture discount to our stock compensation expense for restricted stock awards. During the twelve months ended December 31, 2011 and 2012, we granted restricted stock awards to employees and the members of our board of directors representing an aggregate of 99,500 and 40,000 shares of common stock, respectively.

For the years ended December 31, 2010, 2011 and 2012, stock-based compensation expense related to the grant of restricted stock awards was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$20	$194	$—
General and administrative	1,505	1,613	1,626

Total stock-based compensation expense	$1,525	$1,807	$1,626

Contingent Performance Units

In September 2009, we granted CPUs under the 2006 Plan to all employees and board members who held options to purchase our common stock, and since that date we have also granted CPUs in connection with the grant of new stock option awards. CPUs vest on the earliest to occur of (i) a change in control of Maxygen, (ii) a corporate dissolution or liquidation of Maxygen, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for us on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of our stock options against a reduction in the share price of our common stock resulting from dividends or distributions to our stockholders, which could negatively affect outstanding options held by our option holders since the options would not otherwise participate in any dividends or distributions to our stockholders. The earned value of any vested CPU will generally be settled in shares of our common stock, but may also be settled entirely in cash. All unvested CPUs remaining following the Settlement Date will expire immediately.

As a result of the distribution of 5,445,274 shares of Codexis, Inc. common stock and special cash distribution in the amount of $1.00 per share in December 2010, the value of the CPU awards became reasonably estimable for financial reporting purposes. These awards were remeasured as of December 31, 2012, as required for liability awards. As a result of the acquisition by Astellas of our equity interests in Perseid, all vested CPU awards held by employees of Perseid were settled in full on May 16, 2011. The value of the settled CPUs was based on (i) the fair value of our common stock; (ii) the fair value of the Codexis, Inc. common stock; and (iii) the $1.00 per share cash distribution made in December 2010. During 2012, approximately $63,000 in cash was paid to settle vested CPUs. The fair value of the remaining CPUs was approximately $1.1 million at December 31, 2012, as determined based on a Monte Carlo simulation using the following assumptions:

	2010	2011	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate range	0.89 – 1.34%	0.22 – 0.50%	0.16 – 0.42%
Expected life	2.75 – 3.75 years	1.73 – 3.42 years	0.73 – 3.17 years
Expected volatility of Maxygen, Inc. common stock	65.2% – 69.1%	37.7% – 57.2%	18.8% – 42.0%
Expected volatility of Codexis, Inc. common stock	60.81%	63.70%	63.0% – 74.4%

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

As the CPUs are accounted for as liability awards, we re-measure their fair value at each reporting date and record compensation expense utilizing a straight-line attribution method. For the years ended December 31, 2010, 2011 and 2012, stock-based compensation expense related to the grant of CPUs was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$5	$105	$—
General and administrative	560	218	132

Total stock-based compensation expense	$565	$323	$132

Restricted Stock Units

During 2008, we granted restricted stock unit awards under the 2006 Plan representing an aggregate of 1,283,000 shares of our common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to us. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the formation of Perseid, certain of these restricted stock units became fully vested on November 30, 2009. This did not affect the restricted stock units held by our former executive officers, who had different equity acceleration provisions in their employment related agreements. Compensation cost for these awards was based on the estimated fair value of our common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In 2010, we recognized a credit to stock-based compensation expense of $279,000 within continuing operations resulting from the actual forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate of terminated employees. At December 31, 2010, there were no restricted stock unit awards that remained outstanding and there were no further grants of restricted stock units during 2011 or 2012. Thus, there was no unrecognized compensation cost related to these awards at December 31, 2011 and 2012.

For the years ended December 31, 2010, 2011 and 2012, stock-based compensation expense within continuing operations related to the grant of restricted stock units was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$(187)	$—	$—
General and administrative	(92)	—	—

Total stock-based compensation expense	$(279)	$—	$—

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

We have recorded compensation expense associated with the PIUs of $4.4 million within discontinued operations in the year ended December 31, 2011, and there was no compensation expense related to PIUs recorded in the year ended December 31, 2010. Since we deconsolidated Perseid’s financial results from our consolidated financial statements on May 16, 2011, the date of the acquisition of Perseid by Astellas, no further compensation expense was recorded after such date in connection with these awards. The value of the PIUs was determined based on the option exercise price of $76.0 million on March 17, 2011, the date Astellas exercised its option.

Results of Operations

The discussion of our results of operations that follows is based on amounts reported in our financial statements which are classified as continuing operations, unless otherwise noted.

Revenues

Our revenues have been derived primarily from collaboration agreements and technology and license arrangements. Total revenues were $30.0 million in 2012, $561,000 in 2011 and $3.6 million in 2010.

Technology and license revenue was $30.0 million in 2012, $561,000 in 2011 and $1.5 million in 2010. The technology and license revenue in 2012 consisted primarily of the $30.0 million payment we received in May 2012 from Bayer in connection with our sale of certain hematology assets in July 2008. The technology and license revenue in 2011 consisted primarily of the final payment we received in July 2011 from Altravax, Inc., or Altravax, in connection with its acquisition of substantially all of our vaccine assets in January 2010. The technology and license revenue in 2010 consisted of $1.0 million related to the sale to Altravax and a $500,000 non-refundable option fee we received from Cangene Corporation, or Cangene, in 2009, which we recognized in the third quarter of 2010 as a result of the termination of our prior option and license agreement with Cangene in July 2010.

We recorded related party revenue of $2.0 million in 2010, which consisted of revenues received by us under our prior licensing arrangement with Codexis. This prior licensing agreement was terminated in October 2010 in connection with the acquisition by Codexis of the intellectual property rights associated with the MolecularBreeding™ directed evolution platform and we are no longer eligible for any further payments or potential royalties from Codexis under that agreement. No related party revenue was recorded in 2012 or 2011.

Research and Development Expenses

Our research and development expenses have historically consisted of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. As a result of the acquisition of Perseid by Astellas in May 2011, our research and development expenses have been substantially reduced and are currently attributable to limited research and development activities related to our MAXY-G34 product candidate. Research and development expenses were $226,000 in 2012, $1.4 million in 2011 and $1.9 million in 2010.

The decrease in our research and development expenses in 2012 compared to 2011 was primarily due to reductions in patent research expenses, stock compensation expense and salary related costs as a result of the cessation of substantially all research and development activities. The decrease in our research and development expenses in 2011 compared to 2010 was primarily due to lower patent research costs, partially offset by an increase in stock compensation expense.

We expect our research and development expenses to continue to be limited and maintained well below historical levels. However, any further development of our MAXY-G34 product candidate that we may undertake in connection with a potential strategic combination or other transaction could result in a significant increase in our research and development expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums, business consultants and professional expenses, such as external expenditures for legal, accounting services and board fees. General and administrative expenses were $9.5 million in 2012, $10.9 million in 2011 and $9.5 million in 2010.

The decrease in general and administrative expenses in 2012 compared to 2011 was primarily due to reductions in fees paid to consultants who assisted us in the preparation of the proposal we submitted to BARDA in May 2011 with respect to our MAXY-G34 program. The decrease was also due to a reduction in accounting fees and salary and related costs. These decreases were partially offset by the elimination of expense allocations under our transition services agreement with Perseid, under which a portion of our administrative costs was previously reimbursed by Perseid. The increase in general and administrative expenses in 2011 compared to 2010 was primarily due to an increase in consulting fees related to the BARDA proposal, increased patent administration costs, an increase in salaries and benefits, and a lower allocation of administrative costs charged to Perseid. The activities of the consultants who assisted us in the preparation of the proposal we submitted to BARDA were primarily advisory in nature and no product development efforts were undertaken by such consultants. These increases were partially offset by decreases in stock compensation expense and external legal costs.

Our general and administrative expenses for 2013 are expected to decrease for the full year, however individual quarters may vary significantly. Such decrease is dependent on, among other things, the use of external consultants, expenditures for legal and accounting services and stock compensation charges pertaining to our CPU awards, which are remeasured to estimated fair value on a recurring basis. Our general and administrative expenses may increase significantly if we pursue any strategic transactions or may decrease if we further wind-down our operations.

Restructuring Charges

We recorded a credit to restructuring charges of $98,000 in 2010 related to a reversal of our restructuring accrual for which we had no further payment obligations. No restructuring charges were recorded in 2012 or 2011.

Gain on Distribution of Equity Securities

In connection with the distribution to our stockholders on December 14, 2010 of substantially all of the Codexis, Inc. common stock we held, we retained shares of such stock on behalf of the holders of certain outstanding equity awards. As of December 31, 2012, we held 34,450 shares of such stock. In 2012 and 2011, we recorded a gain on distribution of equity securities of $229,000 and $396,000, respectively, as a result of the release of such stock pursuant to the vesting of restricted stock awards. In 2010 we recorded the fair value of $53.2 million for the 5,445,274 shares of Codexis, Inc. common stock that were distributed. The fair value was determined based on the closing price of the Codexis, Inc. common stock on the December 14, 2010 distribution date. See Note 4 of the Notes to Consolidated Financial Statements under the heading 2010 Distribution of Codexis, Inc. Common Stock and Cash.

Gain on Sale of Equity Securities

In 2012, we sold approximately 369,000 shares of Codexis, Inc. common stock in the open market for total net proceeds of $790,000, at a weighted average price of $2.14 per share. The shares sold were in excess of the obligation that we have to holders of certain outstanding equity awards. At December 31, 2012, we held 33,988 shares of Codexis, Inc. common stock to distribute to the holders of such awards upon vesting.

Sale of Platform Technology

On October 28, 2010, we sold substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ directed evolution platform to Codexis for a purchase price of $20.0 million. We received $16.0 million in October 2010, with the remaining $4.0 held in escrow, $2.0 million of which was released in November 2011 and $2.0 million of which was released in October 2012.

Interest and Other Income, Net

Interest and other income (expense), net represents income earned on our cash, cash equivalents and short-term investments, change in value of stock portion of distribution payable, foreign currency gains or losses, and other expenses. Amounts included in interest and other income (expense), net, are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Interest income	$284	$103	$47
Change in value of stock portion of distribution payable	(135)	772	232
Foreign exchange gains (losses)	(62)	(11)	4
Loss on disposal of equipment	—	—	(4)

Total interest and other income, net	$87	$864	$279

The decrease in interest and other income, net from 2011 to 2012 primarily reflects the change in value of the stock portion of distribution payable. The increase in interest and other income, net, net from 2010 to 2011 reflects the change in value of the stock portion of distribution payable, partially offset by lower interest income due to lower yields in our investment portfolio.

Net Income (Loss) Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest of $450,000 for 2012 reflects the portion of the income of Maxygen Holdings LLC allocated to a third party member. Net income (loss) attributable to non-controlling interest of $310,000 and ($452,000) for 2011 and 2010, respectively, reflects the portion of Perseid’s income or loss allocated to Astellas, based on Astellas’ equity interest in Perseid.

Provision for Income Taxes

We recorded a tax expense of $1.0 million within continuing operations for the year ended December 31, 2012. This amount reflects the recognition of tax expense, previously recorded within Accumulated other comprehensive income (loss), upon sale of substantially all of our remaining shares of Codexis, Inc. common stock in 2012. For 2012, despite income before taxes, we did not incur a tax liability due the sufficiency of net operating losses and certain tax credits.

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

We recorded a $2.2 million tax benefit within continuing operations for the year ended December 31, 2010. This tax benefit relates to net operating loss carryforwards for tax purposes that we concluded are realizable based on income recognized in other comprehensive income related to the shares of Codexis, Inc. common stock that were held by us as of December 31, 2010. This recognized benefit was offset by tax expense in other comprehensive income.

For 2010, despite income before taxes, we did not incur a tax liability due to our utilization of sufficient capital losses, net operating losses and certain tax credits. In particular, we recognized approximately $70.0 million in capital losses in the 2010 tax year pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary, that resulted in a federal tax benefit of approximately $24.5 million. The transactions included the sale of a minority membership interest in Maxygen Holdings LLC, the then-parent company of Maxygen Holdings Ltd., to a third party for $200,000 in cash and a contingent promissory note and the subsequent liquidation of Maxygen Holdings Ltd. The related capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations and comprehensive income for each applicable reporting period. Since these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year. The IRS has recently commenced an examination of our federal tax return for the 2010 tax year.

Discontinued Operations

Income from discontinued operations for the years ended December 31, 2011 and 2010 was $58.0 million and $703,000, respectively. As a result of the sale of Perseid to Astellas, which was consummated in May 2011, we did not record any income from discontinued operations for the year ended December 31, 2012. Income from the 2011 period was primarily attributable to the gain on sale of discontinued operations of $62.2 million as a result of the acquisition of our interests in Perseid by Astellas. In all periods prior to May 16, 2011, discontinued operations before tax included the operating activities of Perseid and its predecessor operations, which reflected the development of its programs for such activities. The majority of these operating activities were reimbursed by Astellas and reflected as Related party revenue within discontinued operations.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through the sale or license of various assets, the public offerings and private placements of equity securities and research and development funding from collaborators and government grants. As of December 31, 2012, we had $82.8 million in cash, cash equivalents and short-term investments.

In December 2009, we completed the repurchase of approximately 7.3 million shares of our outstanding common stock in a modified “Dutch auction” tender offer for a total cost of approximately $39.2 million. In March 2010, we repurchased an additional 1.4 million shares of our common stock in a private transaction for an aggregate purchase price of approximately $8.0 million. From June 1, 2010 through December 31, 2010, we repurchased an additional 1.2 million shares of our common stock under an open market repurchase program at an aggregate purchase price of approximately $6.9 million. During 2011, we repurchased approximately 2.2 million shares of our common stock under a stock repurchase program at an aggregate purchase price of approximately $12.3 million. During 2012, we repurchased approximately 279,000 shares of common stock under a stock repurchase program at an aggregate purchase price of approximately $1.5 million.

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

In December 2010, we completed a distribution to our stockholders of substantially all of the Codexis, Inc. common stock we held. In aggregate, we distributed approximately 5.4 million shares of Codexis, Inc. common stock to our stockholders on December 14, 2010. The 34,450 shares of Codexis, Inc. common stock that we continued to hold at December 31, 2012 primarily represent shares that are being retained by us on behalf of the holders of certain outstanding equity awards. We also made a special cash distribution of $1.00 for each outstanding share of our common stock in December 2010, equal to approximately $30.0 million in the aggregate.

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

On September 6, 2012 we made a special cash distribution of $3.60 for each outstanding share of our common stock, equal to approximately $100.0 million in the aggregate. For U.S. Federal income tax purposes, approximately 4.7% of the payment was deemed a dividend, with the balance being treated as a return of capital. The tax treatment to our stockholders of such distribution was based on our current and cumulative earnings and profits through 2012.

Net cash provided by operating activities was $24.9 million in 2012 and net cash used in operating activities was $6.3 million in 2011 and $11.0 million in 2010. The net cash provided by operating activities in the 2012 period was primarily attributable to the $30.0 million payment received from Bayer and the resulting net income from continuing operations, adjusted to exclude certain non-cash items, and receipt of $2.0 million from escrow related to the sale of our platform technology to Codexis in October 2010. These sources of cash were partially offset by a reduction in accrued compensation. The net cash used in operating activities in 2011 was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, and a reduction in accounts payable, accrued compensation and other accrued liabilities. These uses of cash were partially offset by collection of receivables from Perseid and the receipt of $2.0 million from escrow related to the sale of our platform technology to Codexis in October 2010. The net cash used in operating activities in 2010 was primarily attributable to net income, adjusted to exclude certain non-cash items and the collection of receivables from Perseid, partially offset by severance payments issued in connection with our 2009 restructuring. The non-cash adjustments to reconcile income or loss from continuing operations to net cash provided by or used in operating activities included $2.5 million in stock compensation expense and $1.0 million in tax expense for the 2012 period, while the 2011 period included $3.1 million in stock compensation expense and $4.3 million in tax benefit. The non-cash adjustments to reconcile net income from continuing operations to net cash used in operating activities for 2010 consisted primarily of a $53.2 million gain on distribution of equity securities and the sale of platform technology for $20.0 million.

Net cash used in investing activities was $15.0 million in 2012 and net cash provided by investing activities was $70.9 million in 2011 and $53.5 million in 2010. The net cash used in investing activities in 2012 was primarily attributable to the purchases of available-for-sale securities in excess of maturities of such securities.

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

Net cash used in financing activities was $101.7 million in 2012, $12.0 million in 2011 and $44.4 million in 2010. The net cash used in financing activities in 2012 was primarily due to the $3.60 per share cash distribution paid in September 2012, repurchases of our common stock and the payment of a liquidating dividend to a minority investor in connection with the dissolution of Maxygen Holdings LLC. The net cash used in financing activities in the 2011 and 2010 periods was primarily attributable to the repurchase of our common stock. Additionally, in 2010, the $29.2 million cash distribution to stockholders contributed to the net cash used in financing activities for that period.

Net cash used in discontinued operations was $297,000 in 2011 and $1.4 million in 2010. No cash was used in or provided by discontinued operations in 2012 as a result of the acquisition of Perseid by Astellas in May 2011. The net cash used in discontinued operations for 2011 and 2010 was primarily attributable to the payment of certain license fees.

The following are contractual commitments as of December 31, 2012 consisting solely of our operating lease obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$156	$156	$—	$—	$—

Total	$156	$156	$—	$—	$—

As of December 31, 2012, we had $82.8 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

The amount and timing of any future distributions will also be largely dependent upon any amounts we consider appropriate to retain in order to pursue our ongoing strategic evaluation and to provide adequate reserves for any potential future liabilities and claims, such as liabilities and claims resulting from any current or potential future tax audits or potential future legal proceedings.

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

In particular, the IRS has commenced an examination of our federal tax return for the 2010 tax year, a year in which we recognized approximately $70.0 million in capital losses pursuant to transactions involving Maxygen Holdings Ltd., our former Cayman Islands subsidiary. These losses resulted in a federal tax benefit of approximately $24.5 million. The transactions included the sale of a minority membership interest in Maxygen Holdings LLC, the then-parent company of Maxygen Holdings Ltd., to a third party for $200,000 in cash and a contingent promissory note and the subsequent liquidation of Maxygen Holdings Ltd. The related capital losses represented the accumulated tax basis of Maxygen Holdings Ltd., which was derived from the cash we contributed to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in our consolidated statements of operations and comprehensive income for each applicable reporting period. Since these transactions resulted in claimed losses in excess of certain threshold amounts, they represented “loss transactions” (as defined in Treasury Regulation §1.6011-4(b)(5)) and constituted “reportable transactions” under such treasury regulations. These regulations required us to make detailed disclosures regarding the transactions in our federal tax return for the 2010 tax year.

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

We cannot predict the outcome of the current tax audit or the likelihood and outcome of any potential future tax audits or legal proceedings. Any such audits or legal proceedings may result in material liabilities, such as adjustments, damages, penalties, interest and other amounts. The possibility of such audits and legal proceedings and our need to reserve amounts from time to time that we deem appropriate to cover any possible exposure from such current or potential future audits and potential future legal proceedings could impede our ability to enter into a strategic transaction or effect a wind-down or dissolution and could significantly delay, and if they ultimately materialize, diminish, any future distributions to our stockholders.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates.

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while, at the same time, maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including corporate obligations and money market funds, although more recently we have restricted our investments to money market funds containing primarily U.S. treasury securities and the direct investment of U.S. treasury securities. As of December 31, 2012, all of our investments in U.S. treasury securities were scheduled to mature in five months or less. The average investment yield for our total cash, cash equivalents and short- term investments of $82.8 million at December 31, 2012 was 0.05%.

We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2012, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2012 levels, the fair value of our portfolio would decrease by $58,000.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Maxygen, Inc.

We have audited the accompanying consolidated balance sheets of Maxygen, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxygen, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxygen, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

March 12, 2013

MAXYGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2011	2012
A S S E T S
Current assets:
Cash and cash equivalents	$154,572	$62,784
Short-term investments	4,999	19,996
Available-for-sale investment in equity securities	2,478	76
Prepaid expenses and other current assets	2,317	252

Total current assets	164,366	83,108
Property and equipment, net	143	113
Other non-current assets	124	—

Total assets	$164,633	$83,221

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$253	$245
Accrued compensation	1,426	947
Distribution payable	704	1,002
Other accrued liabilities	831	505

Total current liabilities	3,214	2,699
Non-current distribution payable	372	283
Other non-current liabilities	103	52
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2012	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,398,829 and 27,512,340 shares issued and outstanding at December 31, 2011 and December 31, 2012, respectively	3	3
Additional paid-in capital	311,302	212,008
Accumulated other comprehensive income (loss)	1,205	(172)
Accumulated deficit	(151,775)	(131,652)

Total Maxygen, Inc. stockholders’ equity	160,735	80,187
Non-controlling interest	209	—

Total stockholders’ equity	160,944	80,187

Total liabilities and stockholders’ equity	$164,633	$83,221

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012
Technology and license revenue	$1,543	$561	$30,011
Related party revenue	2,021	—	—

Total revenues	3,564	561	30,011
Operating expenses:
Research and development	1,902	1,358	226
General and administrative	9,536	10,911	9,524
Restructuring charge	(98)	—	—

Total operating expenses	11,340	12,269	9,750

Income (loss) from operations	(7,776)	(11,708)	20,261
Gain on distribution of equity securities	53,180	396	229
Gain on sale of equity securities	—	—	790
Sale of platform technology	20,000	—	—
Interest and other income, net	87	864	279

Income (loss) from continuing operations before taxes	65,491	(10,448)	21,559
Income tax benefit (expense)	2,238	4,253	(986)

Income (loss) from continuing operations	67,729	(6,195)	20,573
Discontinued Operations:
Income from discontinued operations	703	1,302	—
Gain on sale of discontinued operations	—	62,219	—
Income tax expense for discontinued operations	—	(5,579)	—

Income from discontinued operations, net of taxes	703	57,942	—
Net income	68,432	51,747	20,573
Net income (loss) attributable to non-controlling interest	(452)	310	450

Net income attributable to Maxygen, Inc.	$68,884	$51,437	$20,123
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	3,204	(1,772)	(1,377)

Comprehensive income attributable to Maxygen, Inc.	$72,088	$49,665	$18,746

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$2.28	$(0.23)	$0.74
Attributable to Maxygen, Inc. from discontinued operations	$0.02	$2.03	$—
Attributable to Maxygen, Inc.	$2.30	$1.80	$0.74
Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$2.26	$(0.23)	$0.73
Attributable to Maxygen, Inc. from discontinued operations	$0.03	$2.03	$—
Attributable to Maxygen, Inc.	$2.29	$1.80	$0.73
Shares used in basic net income (loss) per share calculations	29,949	28,574	27,327
Shares used in diluted net income (loss) per share calculations	30,128	28,574	27,471
Cash distribution declared per common share	$1.00	$—	$3.60

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2009	31,448,056	$3	$423,924	$(227)	$(272,096)	$3,907	$155,511

Issuance of common stock upon exercise of options for cash and for services rendered	82,133	—	243	—	—	—	243
Issuance of common stock upon vesting of restricted stock	318,187	—	(695)	—	—	—	(695)
Stock based compensation expense	—	—	2,642	—	—	—	2,642
Repurchase of common stock	(2,637,965)	—	(14,889)	—	—	—	(14,889)
Sale of subsidiary shares to non-controlling interest	—	—	(9)	—	—	209	200
Distribution of cash to common stockholders at $1.00 per share, including $891,082 due to holders of restricted stock awards	—	—	(30,058)	—	—	—	(30,058)
Distribution of equity securities to common stockholders, including 158,338 shares of Codexis common stock with a fair value of $1,678,383 payable to holders of restricted stock awards	—	—	(54,823)	—	—	—	(54,823)
Net income (loss) attributable to Maxygen, Inc.	—	—	—	—	68,884	(452)	68,432
Change in unrealized gain on available-for-sale securities, net of tax effects	—	—	—	3,204	—	—	3,204

Balance at December 31, 2010	29,210,411	$3	$326,335	$2,977	$(203,212)	$3,664	$129,767

Issuance of common stock upon exercise of options for cash and for services rendered	172,056	—	663	—	—	—	663
Issuance of common stock upon vesting of restricted stock units and awards	260,651	—	(161)	—	—	—	(161)
Stock based compensation expense	—	—	3,059	—	—	—	3,059
Repurchase of common stock	(2,244,289)	—	(12,256)	—	—	—	(12,256)
Deconsolidation of Perseid	—	—	(6,338)	—	—	(3,765)	(10,103)
Net income attributable to Maxygen, Inc.	—	—	—	—	51,437	310	51,747
Change in unrealized gain on available-for-sale securities, net of tax effects	—	—	—	(1,772)	—	—	(1,772)

Balance at December 31, 2011	27,398,829	$3	$311,302	$1,205	$(151,775)	$209	$160,944

Issuance of common stock upon exercise of options for cash and for services rendered	27,615	—	96	—	—	—	96
Issuance of common stock upon vesting of restricted stock units and awards	365,166	—	(125)	—	—	—	(125)
Stock based compensation expense	—	—	2,373	—	—	—	2,373
Repurchase of common stock	(279,270)	—	(1,536)	—	—	—	(1,536)
Liquidating dividend to non-controlling interest	—	—	9	—	—	(659)	(650)
Distribution of cash to common stockholders at $3.60 per share, including $1,028,146 payable to holders of restricted stock	—	—	(100,111)	—	—	—	(100,111)
Net income attributable to Maxygen, Inc.	—	—	—	—	20,123	450	20,573
Change in unrealized gain on available-for-sale securities, net of tax effects	—	—	—	(1,377)	—	—	(1,377)

Balance at December 31, 2012	27,512,340	$3	$212,008	$(172)	$(131,652)	$—	$80,187

MAXYGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2011	2012
Operating activities
Income (loss) from continuing operations	$67,729	$(6,195)	$20,573
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	19	14	54
Loss on disposal of property and equipment	1	55	4
Gain on distribution of equity securities	(53,180)	(396)	(229)
Non-cash stock compensation	2,866	3,055	2,505
Amortization of discount on investments	—	—	(32)
Income tax expense (benefit)	(2,238)	(4,253)	986
Valuation of stock portion of distribution payable	135	(772)	(232)
Sale of platform technology	(20,000)	—	—
Non-cash restructuring charges	(98)	—	—
Changes in operating assets and liabilities:
Related party receivable	26	—	—
Receivable from Perseid	3,421	1,127	—
Accounts receivable and other receivables	473	—	—
Prepaid expenses and other current assets	(715)	247	2,065
Deposits and other non-current assets	(2,141)	2,017	124
Accounts payable	(335)	(339)	(8)
Accrued compensation	(524)	(729)	(611)
Accrued restructuring charges	(4,286)	—	—
Accrued project costs	(322)	(34)	—
Other accrued liabilities	(499)	(85)	(332)
Deferred revenue	(1,365)	—	—

Net cash provided by (used) in operating activities	(11,033)	(6,288)	24,867

Investing activities
Purchases of available-for-sale securities	(11,926)	(5,199)	(62,961)
Maturities of available-for-sale securities	45,512	200	48,000
Proceeds from sale of discontinued operations	—	76,000	—
Proceeds from sale of platform technology	20,000	—	—
Acquisition of property and equipment	(50)	(144)	(28)

Net cash provided by (used) by investing activities	53,536	70,857	(14,989)

Financing activities
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	(452)	502	(29)
Sale of subsidiary shares to non-controlling interest	200	—	—
Cash distributions paid to common stockholders	(29,212)	(281)	(99,442)
Net liquidating dividend of subsidiary	—	—	(659)
Repurchase of common stock	(14,887)	(12,256)	(1,536)

Net cash used in financing activities	(44,351)	(12,035)	(101,666)

Cash flows used in discontinued operations
Operating activities	(608)	453	—
Investing activities	(807)	(750)	—

Net cash used in discontinued operations	(1,415)	(297)	—

Net increase (decrease) in cash and cash equivalents	(3,263)	52,237	(91,788)
Cash and cash equivalents at beginning of year	105,598	102,335	154,572

Cash and cash equivalents at end of year	$102,335	$154,572	$62,784

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Polices

Organization and Principles of Consolidation

Maxygen, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 7, 1996. The Company is a biopharmaceutical company that has historically focused on the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. The Company began operations in March 1997 with the mission to develop important commercial products through the use of biotechnology. The Company’s current focus is to create value from its MAXY-G34 program for its stockholders, either through a sale, or other transaction involving the program. The Company also continues to evaluate potential strategic options for the company as a whole.

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiary, Maxygen ApS. The consolidated financial statements also include the amounts of the Company’s former majority-owned subsidiaries, Perseid Therapeutics LLC (“Perseid”) (through its acquisition by Astellas Bio Inc., a wholly-owned subsidiary of Astellas Pharma Inc. (collectively, “Astellas”) on May 16, 2011) (see Note 14) and Maxygen Holdings LLC (through its dissolution on June 21, 2012) and the Company’s former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012).

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

The table below reflects a reconciliation of the equity attributable to non-controlling interests (in thousands):

Non-controlling interests at December 31, 2011	$209
Income attributable to non-controlling interest	450
Liquidating dividend to non-controlling interest at June 21, 2012	(659)

Non-controlling interest December 31, 2012	$—

Sale of Perseid Therapeutics LLC

The Company operated substantially all of its research and development operations through Perseid, which was formed in September 2009 in connection with the consummation of the transactions contemplated by the joint venture arrangement entered into between the Company and Astellas. The Company owned 83.3% of Perseid and Astellas owned 16.7% of Perseid from September 2009 until Astellas purchased all of the Company’s equity interests on May 16, 2011. As a result of the acquisition of Perseid by Astellas, the Company has no further interests or obligations with respect to the business and operations of Perseid, except for the ongoing technology license agreement between the companies entered into as a part of the 2009 joint venture

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement. The Company has reclassified Perseid’s operating activities, including those of its predecessor operations prior to the joint venture formation, assets and liabilities, as discontinued operations for all periods presented. See Note 14.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of investments. The Company is exposed to credit risks in the event of default by financial issuers to the extent of the amount recorded on the balance sheet. The Company does not require collateral or other security to support the financial instruments subject to credit risk.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development Expenses

The Company’s research and development expenses have consisted primarily of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. Research and development expenses were $226,000 in 2012, $1.4 million in 2011 and $1.9 million in 2010.

Stock-Based Compensation

As of December 31, 2012, the Company had five stock option plans: the 2006 Equity Incentive Plan (the “2006 Plan”); the 1997 Stock Option Plan (the “1997 Plan”); the 1999 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”); the 2000 International Stock Option Plan (the “International Plan”); and the 2000 Non-Officer Stock Option Plan (the “2000 Plan”). These stock plans generally provide, or provided, for the grant of stock options to employees, directors and/or consultants. The 2006 Plan, which replaced the 1997 Plan as to future awards, also provides for the grant of additional equity-based awards, including stock appreciation rights, restricted stock, contingent performance units (“CPUs”), restricted stock units, performance shares, performance units and dividend equivalents. In connection with stockholder approval of the 2006 Plan, the 1997 Plan was terminated as to future awards. The International Plan was terminated as to future awards as a result of the cessation of operations at Maxygen ApS. Each of the Directors’ Plan and the 2000 Plan expired in 2010. The Company also has an Employee Stock Purchase Plan (“ESPP”) that enables eligible employees to purchase Company’s common stock, however, effective from September 1, 2009, the Company suspended all future employee purchases of Company’s common stock under the ESPP.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. In addition, the Company is required to recognize the fair value of its liability-based awards, which as of December 31, 2012, consisted solely of CPUs. The fair value of stock options and ESPP shares is estimated using the Black-Scholes-Merton option valuation model and for CPUs, the Company uses a Monte Carlo simulation. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award.

No stock options were awarded in 2012. For stock option awards to employees in 2010 and 2011, the expected life of the stock options was calculated using the simplified method permitted under applicable SEC accounting guidance. The simplified method estimates the option life as the midpoint between the average vesting term and the contractual term of the award. These models require the input of subjective assumptions, the most significant of which are the Company’s estimates of the expected volatility of the market price of the Company’s stock, and for its CPUs, the market price of the Codexis, Inc. common stock as well, and the expected term of each award. For non-employee awards, the expected life of the stock options was based on the

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

life of the stock option. The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on historical volatilities. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Stock-based compensation expense recognized within continuing operations in the Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Employee stock options	$1,055	$925	$747
Restricted stock units	(279)	—	—
Restricted stock awards	1,525	1,807	1,626
Contingent performance units	565	323	132

Total stock-based compensation expense	$2,866	$3,055	$2,505

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

The weighted average assumptions used in the model are outlined in the following table:

	2010	2011	2012
Expected dividend yield	—	—	—
Risk-free interest rate range	1.58% to 2.96%	2.26% to 2.42%	—
Expected life	6.26 years	6.26 years	—
Expected volatility	57.62% to 58.64%	61.46% to 61.61%	—

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2012 is presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2012	5,818,739	$8.47	3.79	$144
Exercised	(35,846)	$4.09
Canceled	(736,867)	$10.22
Options outstanding at December 31, 2012	5,046,026	$8.24	3.09	$—
Options vested and expected to vest at December 31, 2012	5,046,026	$8.24	3.09	$—
Options exercisable at December 31, 2012	4,861,950	$8.32	2.94	$—

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $67,000, $227,000 and $289,000, respectively. The estimated fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $844,000 and $1.1 million, respectively. There were no options granted during the year ended December 31, 2012. At December 31, 2012, the Company had $606,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 1.0 years. Cash received from stock option exercises was $96,000 during the year ended December 31, 2012.

The following table summarizes outstanding and exercisable options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$3.51 – $6.49	268,884	5.82	$5.81	232,684	$5.97
$6.53 – $6.53	750,000	6.73	$6.53	609,374	$6.53
$6.64 – $7.00	510,178	2.09	$6.96	502,928	$6.96
$7.08 – $7.40	852,361	1.19	$7.32	852,361	$7.32
$7.53 – $7.54	289,356	3.38	$7.53	289,356	$7.53
$7.89 – $7.89	509,668	3.01	$7.89	509,668	$7.89
$8.06 – $9.55	653,182	3.29	$8.73	653,182	$8.73
$9.78 – $10.69	519,001	2.56	$10.47	519,001	$10.47
$10.76 – $11.14	314,896	0.49	$10.82	314,896	$10.82
$12.17 – $12.17	378,500	2.01	$12.17	378,500	$12.17

	5,046,026	3.09	$8.24	4,861,950	$8.32

Restricted Stock Awards

The Company has granted restricted stock awards under the 2006 Plan to certain employees and members of its board of directors. Restricted stock awards are generally scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During the years ended December 31, 2011 and 2012, the Company granted restricted stock awards to employees and the members of its board of directors representing an aggregate of 99,500 and 40,000 shares of common stock, respectively. For the years ended December 31, 2010, 2011 and 2012, the Company recognized approximately $1.5 million, $1.8 million and $1.6 million, respectively, in stock-based compensation expense within continuing operations, related to these restricted stock awards. At December 31, 2012, the unrecognized compensation cost related to these awards was approximately $1.5 million, which is expected to be recognized on a straight-line basis over the requisite service period through June 2016.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in restricted stock awards outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2012 is presented below:

	Shares	Weighted- Average Purchase Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Awards outstanding at January 1, 2012	636,523	$—	2.00	$3,584
Awards granted	40,000	—
Released	(390,927)	—

Awards outstanding at December 31, 2012	285,596	$—	1.43	$703

Contingent Performance Units

In September 2009, the Company granted CPUs under the 2006 Plan to all employees and board members who held options to purchase Company’s common stock, and since that date the Company has also granted CPUs in connection with the grant of new stock option awards. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any dividends or distributions to the Company’s stockholders. The earned value of any vested CPU will generally be settled in shares of common stock of the Company, but may also be settled entirely in cash. All unvested CPUs remaining following the Settlement Date will expire immediately.

As a result of the Company’s distribution of 5,445,274 shares of Codexis, Inc. common stock and special cash distribution in the amount of $1.00 per share in December 2010, the value of the CPU awards became reasonably estimable for financial reporting purposes. These awards were remeasured as of December 31, 2012, as required for liability awards. As a result of the acquisition by Astellas of the Company’s equity interests in Perseid, all vested CPU awards held by employees of Perseid were settled in full on May 16, 2011. The value of the settled CPUs was based on (i) the fair value of the Company’s common stock; (ii) the fair value of the Codexis, Inc. common stock; and (iii) the $1.00 per share cash distribution made in December 2010. During 2012, approximately $63,000 in cash was paid to settle vested CPUs. The fair value of the remaining CPUs was approximately $1.1 million at December 31, 2012, as determined based on a Monte Carlo simulation using the following assumptions:

	2010	2011	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate range	0.89 – 1.34%	0.22 – 0.50%	0.16 – 0.42%
Expected life	2.75 – 3.75 years	1.73 – 3.42 years	0.73 – 3.17 years
Expected volatility of Maxygen, Inc. common stock	65.20% – 69.10%	37.70% – 57.20%	18.80% – 42.00%
Expected volatility of Codexis, Inc. common stock	60.81%	63.70%	63.00% – 74.40%

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

For the years ended December 31, 2010, 2011 and 2012, the Company recognized approximately $565,000, $323,000 and $132,000, respectively, related to changes in the fair value of the CPU liability within continuing operations. As the CPUs are accounted for as liability awards, the Company re-measures their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

For the years ended December 31, 2010, 2011 and 2012, stock-based compensation expense related to the grant of CPUs was recorded within continuing operations as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$5	$105	$—
General and administrative	560	218	132

Total stock-based compensation expense	$565	$323	$132

Restricted Stock Units

During 2008, the Company granted restricted stock unit awards under the 2006 Plan representing an aggregate of 1,283,000 shares of Company’s common stock. The restricted stock units granted represented a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment were not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration was furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units were originally scheduled to vest over two years. However, in connection with the formation of Perseid, the vesting of certain of these restricted stock units was accelerated and became fully vested on November 30, 2009. This did not affect the restricted stock units held by certain of the Company’s former executive officers, who had different equity acceleration provisions in their employment related agreements. Compensation cost for these awards was based on the estimated fair value of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. In 2010, the Company recognized a credit to stock-based compensation expense of $279,000 within continuing operations resulting from the actual forfeiture rate of restricted stock units scheduled to vest in 2010 being greater than the estimated forfeiture rate of terminated employees. At December 31, 2010, there were no restricted stock unit awards that remained outstanding and no further grants of restricted stock units were made during 2011 or 2012. Thus, there was no unrecognized compensation cost related to these awards at December 31, 2011 and 2012.

For the years ended December 31, 2010, 2011 and 2012, stock-based compensation expense recorded within continuing operations related to the grant of restricted stock units was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$(187)	$—	$—
General and administrative	(92)	—	—

Total stock-based compensation expense	$(279)	$—	$—

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation and Expense Information

For the years ended December 31, 2010, 2011 and 2012, stock-based compensation expense was recorded within continuing operations as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$(100)	$408	$—
General and administrative	2,966	2,647	2,505

Total stock-based compensation expense	$2,866	$3,055	$2,505

There was no capitalized stock-based employee compensation cost as of December 31, 2012. There were no recognized tax benefits related to stock-based compensation expense during the years ended December 31, 2010, 2011 or 2012. As a result of the acquisition by Astellas of the Company’s equity interests in Perseid, the vesting of all unvested stock options and restricted stock awards held by Perseid employees was accelerated in full on May 16, 2011, resulting in a compensation expense charge of approximately $494,000, which was recorded in 2011.

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2011	2012
Numerator:
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc. from continuing operations	$67,729	$(6,195)	$20,123
Numerator for basic and diluted income attributable to Maxygen, Inc. from discontinued operations	$1,155	$57,632	$—

Numerator for basic and diluted income attributable to Maxygen, Inc.	$68,884	$51,437	$20,123

Denominator:
Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share	29,949	28,574	27,327
Effect of dilutive securities	179	—	144

Weighted-average shares used in computing diluted net income (loss) per share	30,128	28,574	27,471

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$2.28	$(0.23)	$0.74
Attributable to Maxygen, Inc. from discontinued operations	$0.02	$2.03	$—
Attributable to Maxygen, Inc.	$2.30	$1.80	$0.74

Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$2.26	$(0.23)	$0.73
Attributable to Maxygen, Inc. from discontinued operations	$0.03	$2.03	$—
Attributable to Maxygen, Inc.	$2.29	$1.80	$0.73

In the above tables, the Company has reported net income (loss) attributable to non-controlling interest within the numerator for basic and diluted income attributable to Maxygen, Inc. from discontinued operations for the years ended December 31, 2011 and 2010. Net income (loss) attributable to non-controlling interest is reported within the numerator for basic and diluted income attributable to Maxygen, Inc. from continuing operations for the year ended December 31, 2012.

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 7,914,000 stock options and 15,000 shares of restricted stock at December 31, 2010, 5,819,000 stock options and 637,000 shares of restricted stock at December 31, 2011 and 5,318,000 stock options and 23,000 shares of restricted stock at December 31, 2012. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect is anti-dilutive.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income Attributable to Maxygen, Inc.

Comprehensive income attributable to Maxygen, Inc. is primarily comprised of net income attributable to Maxygen, Inc., net unrealized gains or losses on available-for-sale securities, net of reclassification adjustments for gains included in net income, and their related tax effects.

	Year Ended December 31,
	2010	2011	2012
Net income attributable to Maxygen, Inc.	$68,884	$51,437	$20,123
Changes in unrealized gains on available-for-sale investments	58,623	(2,594)	(1,379)
Less: reclassification adjustments for gains included in net income	53,180	396	1,019
Tax effects of Changes in unrealized gains on available-for-sale investments	(2,239)	1,218	1,021

Unrealized gains on available-for-sale investments, net	3,204	(1,772)	(1,377)

Comprehensive income attributable to Maxygen, Inc.	$72,088	$49,665	$18,746

The changes in unrealized gain (loss) on available-for-sale investment in equity securities represent the change in fair value of the Codexis, Inc. common stock held by the Company. The reclassification adjustments to changes in unrealized gains on available for-sale investments include gains associated with the distribution of such common stock in both 2011 and 2012 and sale of such common stock in 2012. See Note 4. The shares of Codexis, Inc. common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2011	2012
Unrealized gains on available-for-sale investments	$2,478	$80
Tax effects of available-for-sale investments	(1,021)	—
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive income (loss)	$1,205	$(172)

The tax effects of available-for-sale securities of approximately $1.0 million recorded within accumulated other comprehensive income at December 31, 2011 resulted from the application of the Company’s statutory tax rate on its gross unrealized gains on its investment in Codexis, Inc. common stock (based on the fair value of such investment at December 31, 2011). In the year ended December 31, 2012, changes in tax effects of available for sale securities recorded within accumulated other comprehensive income were reclassified to expense as a result of the sale of substantially all shares of Codexis, Inc. common stock.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Cash Equivalents and Investments

The Company’s cash equivalents and investments as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$62,784	$—	$—	$62,784
U.S. Treasury securities	19,992	4	—	19,996
Available-for-sale investment in equity securities	—	76	—	76

Total	82,776	80	—	82,856
Less amounts classified as cash equivalents	(62,784)	—	—	(62,784)

Total investments	$19,992	$80	$—	$20,072

The Company’s cash equivalents and investments as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$154,572	$—	$—	$154,572
U.S. Treasury securities	4,999	—	—	4,999
Available-for-sale investment in equity securities	—	2,478	—	2,478

Total	159,571	2,478	—	162,049
Less amounts classified as cash equivalents	(154,572)	—	—	(154,572)

Total investments	$4,999	$2,478	$—	$7,477

At December 31, 2012, all investments had a contractual maturity of less than one year. In 2012, the Company sold approximately 369,000 shares of Codexis, Inc. common stock in the open market for total net proceeds of $790,000, at a weighted average price of $2.14 per share. The shares sold were in excess of the obligation that the Company has to holders of certain outstanding equity awards.

3.	Fair Value

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$62,784	$62,784	$—	$—
U.S. Treasury securities	19,996	19,996	—	—
Available-for-sale investment in equity securities	76	76	—	—

Total	$82,856	$82,856	$—	$—

Liabilities:
Stock portion of distribution payable	$75	$75	$—	$—

Total	$75	$75	$—	$—

	As of December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$154,572	$154,572	$—	$—
U.S. Treasury securities	4,999	4,999	—	—
Available-for-sale investment in equity securities	2,478	2,478	—	—

Total	$162,049	$162,049	$—	$—

Liabilities:
Stock portion of distribution payable	535	$535	$—	$—

Total	$535	$535	$—	$—

As of December 31, 2012, the Company held 34,450 shares of Codexis, Inc. common stock, which is reflected on the Company’s Consolidated Balance Sheet as available-for-sale investment in equity securities for $76,000. As the fair value of the Company’s investment in Codexis, Inc. common stock was based on the $2.21 closing price of such stock on December 31, 2012, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. As of December 31, 2011, the Company held 467,631 of such shares with a fair value of $2.5 million, based on the $5.30 closing price of such stock on December 30, 2011.

At December 31, 2012, the Company had an obligation to distribute 33,988 shares of Codexis, Inc. common stock to holders of the Company’s restricted stock awards. The fair value of this obligation of $75,000 is determined based on the $2.21 closing price of such stock on December 31, 2012. As of December 31, 2011, the obligation totaled $535,000, based on 101,005 shares of such stock with a $5.30 closing price on December 30, 2011. As the fair value was based on a quoted price in an active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above.

The Company did not have any financial assets or liabilities that were required to be measured at fair value on a non-recurring basis as of December 31, 2012 or December 31, 2011.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In consideration for the assets acquired by Codexis Holdings under the asset purchase agreement and the termination of the Company’s prior license agreement with Codexis, Codexis Holdings paid a total purchase price to the Company of $20.0 million, of which $4.0 million was to be held in escrow to satisfy any indemnification obligations of the Company under the asset purchase agreement. The Company received $2.0 million from escrow in November 2011 and $2.0 million in October 2012. The $20.0 million purchase price was recorded as Sale of platform technology on the Company’s Consolidated Statement of Operations and Comprehensive Income in 2010.

Sale of Vaccines Assets

On January 5, 2010, the Company consummated a transaction with Altravax, Inc. (“Altravax”) pursuant to which Altravax acquired substantially all of the Company’s vaccines assets, including the related government grants. Under the arrangement and in consideration for the assets sold to Altravax, the Company received

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments totaling approximately $1.6 million, including an upfront payment of $500,000 in January 2010, a second payment of $525,000 in December 2010, and a final payment of $550,000 in July 2011. As part of the transaction, the Company also entered into a license agreement under which it granted Altravax certain exclusive licenses in the vaccines field and certain non-exclusive licenses in the adjuvants field to the MolecularBreeding™ directed evolution platform and certain ancillary technologies, in each case, subject to existing third party rights to such licensed assets and technology. In October 2010, the Company sold substantially all of the patents and other intellectual property rights associated with the MolecularBreeding™ directed evolution platform to Codexis. However, the license agreement between the Company and Altravax and the licenses granted to Altravax thereunder remain in effect, and the Company has been granted a license back from Codexis sufficient to satisfy the Company’s license obligations to Altravax.

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

2010 Distribution of Codexis, Inc. Common Stock and Cash

On December 16, 2010, the Company completed a distribution of a majority of the shares of Codexis, Inc. common stock it held to the Company’s stockholders. As a result of the distribution, each of the Company’s stockholders received 0.187039 of a share of Codexis, Inc. common stock for each outstanding share of Company’s common stock. The Company’s stockholders received cash in lieu of any fraction of a Codexis share that they would have otherwise received in the distribution. In aggregate, the Company distributed 5,445,274 shares of Codexis, Inc. common stock to its stockholders. The Company retained sufficient shares to settle its obligation to distribute Codexis, Inc. common stock to holders of certain outstanding Company equity awards and, at December 31, 2012, the Company held 34,450 shares of Codexis, Inc. common stock, which is reflected on the Company’s Consolidated Balance Sheet as Available-for-sale investment in equity securities for $76,000.

The fair value of $53.2 million for the shares of Codexis, Inc. common stock distributed was reported as a Gain on distribution of equity securities on the Company’s Consolidated Statement of Operations and Comprehensive Income in the year ended December 31, 2010, with a corresponding reduction in Additional paid-in capital on the Company’s Consolidated Balance Sheet at December 31, 2010. The fair value was determined based on the closing price of Codexis, Inc. common stock on the December 14, 2010 distribution date.

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

The remaining 34,450 shares of Codexis, Inc. common stock held by the Company at December 31, 2012, which are classified as an Available-for-sale investment in equity securities on the Company’s Consolidated Balance Sheet, include 33,988 shares that are reserved to settle the Company’s obligation to holders of restricted

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock awards to release the applicable portion of the Codexis stock and cash distributions upon the vesting of the underlying restricted stock award. The change in value of this obligation is charged to earnings. The current portion of this obligation at December 31, 2012 is $71,000 and the non-current portion is $4,000 with classification based on vesting provisions. For the year ended December 31, 2012, the Company recorded income of $232,000 related to the remeasurement of this obligation, and a $229,000 gain related to the distribution of Codexis, Inc. common stock in 2012. For the year ended December 31, 2011, the Company recorded income of $772,000 related to the remeasurement of this obligation and a $396,000 gain related to the distribution of Codexis, Inc. common stock in 2011. For the year ended December 31, 2010, the Company recorded a charge of $135,000 related to the remeasurement of this obligation. These amounts were included in Interest and other income, net on the Company’s Consolidated Statements of Operations and Comprehensive Income. As the 34,450 shares of Codexis, Inc. common stock are classified as an available-for-sale asset, unrealized gains and losses are recorded within Accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheet.

2012 Cash Distribution

On September 6, 2012, the Company distributed $3.60 in cash for each outstanding share of the Company’s common stock, the effect of which was recorded as a $100.1 million reduction in Additional paid-in capital in the Company’s Consolidated Balance Sheet during the year ended December 31, 2012.

Sale of Hematology Assets and Grant of Licenses to Bayer HealthCare LLC

In July 2008, the Company sold its recombinant factor VIIa product candidate (previously designated by the Company as MAXY-VII), together with its other hematology assets, to Bayer HealthCare LLC (“Bayer”) for an upfront cash payment of $90.0 million and an additional $30.0 million contingent payment based on the further clinical development of the factor VIIa product candidate by Bayer. The contingent payment was also subject to the satisfaction of certain patent conditions related to these assets. The Company received the $30.0 million cash payment from Bayer in May 2012. The payment was recorded within Technology and license revenue on the Company’s Consolidated Statements of Operations and Comprehensive Income in the year ended December 31, 2012. There are no remaining payments to be received by the Company’s under its agreements with Bayer.

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

Under the agreement, Cangene paid the Company an upfront option fee of $500,000, which was recorded as non-current deferred revenue upon receipt. The agreement expired in July 2010 and as a result of the expiration, the Company recognized the upfront option fee as revenue in the third quarter of 2010.

The Company continues to retain all rights to MAXY-G34 for commercial development of all therapeutic areas, including all rights for chemotherapy-induced neutropenia and ARS indications.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Repurchases of Common Stock

From December 2009 through December 31, 2012, the Company repurchased a total of 12,506,627 shares of its common stock for a total cost of approximately $67.9 million. As further summarized below, these stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

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

In January 2012, the Company announced a new stock repurchase program under which it was authorized to purchase up to $10.0 million of its common stock through December 31, 2012. For the year ended December 31, 2012, the Company repurchased 279,270 shares of its common stock under this program at an aggregate cost of approximately $1.5 million. In November 2012, the Company announced the extension of this stock repurchase program through December 31, 2013.

The table below summarizes the Company’s repurchases of its common stock since 2009:

Period	Total Number of Shares Purchased	Total Costs, Net of Fees (In thousands)
Year ended December 31, 2009	7,345,103	$39,170
Year ended December 31, 2010	2,637,965	14,889
Year ended December 31, 2011	2,244,289	12,256
Year ended December 31, 2012	279,270	1,536

Total	12,506,627	$67,851

6.	Stockholders’ Equity

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company is not required to contribute to the 401(k) Plan, but beginning in 2001 elected to match contributions of its participating employees in an amount up to a maximum of the lesser of (i) 50% of the employee’s 401(k) yearly contributions or (ii) 6% of the employee’s yearly base salary. The matching contributions were made in the form of newly issued shares of Company’s common stock as of each June 30 and December 31. All matching contributions vested immediately. In September 2009, the Company discontinued matching contributions under the 401(k) Plan. In January 2012, the Company reinstated matching contributions, which are made in the form of cash at each quarter end. The Company recorded $42,000 within continuing operations in 2012 for the fair value of its matching contribution to the 401(k) Plan.

2006 Equity Incentive Plan

The Company’s stockholders approved the 2006 Plan on May 30, 2006. The 2006 Plan replaced the 1997 Plan. The 2006 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock appreciation rights, restricted stock, CPUs, restricted stock units, performance shares, performance units and dividend equivalents to employees (including officers), directors and consultants of the Company and its subsidiaries and affiliates. No equity awards may be granted under the 2006 Plan after February 7, 2016. The maximum term of the options granted under the 2006 Plan is ten years. Equity awards granted under the 2006 Plan vest and become exercisable pursuant to a vesting schedule determined by the administrator of the plan. The 2006 Plan does not provide for annual increases in the number of shares available for issuance under the 2006 Plan. At December 31, 2012, 4,751,167 shares remained available for future awards under the 2006 Plan.

Expired Equity Plans

The Company’s other equity plans include the 1997 Plan, which was scheduled to expire in March 2007, but was replaced by the 2006 Plan and was terminated as to future awards, the Directors’ Plan, which expired on September 29, 2009, the International Plan, which was discontinued in 2007, and the 2000 Plan, which expired on December 6, 2010. As a result, no shares remained available for future awards under the 1997 Plan, the Directors’ Plan, the International Plan and the 2000 Plan at December 31, 2012.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity Under All Equity Plans

Activity under all of the Company’s equity plans was as follows:

		Options and Awards Outstanding
	Shares Available	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at December 31, 2009	7,939,263	9,536,975	$9.73
Options/RSUs/RSAs granted	(150,850)	150,850	$6.14
Options exercised/RSAs vested (or released)	—	(272,038)	$2.02
Options/RSAs cancelled	1,127,017	(974,432)	$24.90
Options/RSUs expired(1)	(4,866,007)	—	$—

Balance at December 31, 2010	4,049,423	8,441,355	$8.10

Options/RSUs/RSAs granted	(159,000)	159,000	$4.79
Options exercised/RSAs vested (or released)	—	(455,544)	$4.83
Options/RSAs cancelled	1,696,137	(1,689,549)	$11.09
Options/RSUs expired(1)	(1,148,401)	—	$—

Balance at December 31, 2011	4,438,159	6,455,262	$7.63

Options/RSUs/RSAs granted	(40,000)	40,000	$5.89
Options exercised/RSAs vested (or released)	—	(426,773)	$4.46
Options/RSAs cancelled	765,676	(736,867)	$10.22
Options/RSUs expired	(412,668)	—	$—

Balance at December 31, 2012	4,751,167	5,331,622	$7.80

(1)	Reflects plan shares that were terminated as a result of the expiration of the 2000 Plan.

1999 Employee Stock Purchase Plan

The Company’s stockholders approved the ESPP on December 14, 1999. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the purchase date. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each year, beginning January 1, 2001, equal to the lesser of 200,000 shares, 0.75% of the outstanding shares on the date of the annual increase, or a lower amount determined by the board of directors. The ESPP will terminate in September 2019, unless terminated earlier in accordance with the provisions of the ESPP. No shares were purchased during 2012, 2011 or 2010. At December 31, 2012, 1,446,179 shares remained available for purchase under the ESPP; however, effective from September 1, 2009, the Company suspended all future employee purchases of Company’s common stock under the ESPP. As a result, the number of shares available for issuance under the ESPP was not increased for 2011 or 2012.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes

Consolidated income (loss) from continuing operations before provision for income taxes is derived entirely from the United States.

The federal and state income tax benefit recorded within continuing operations is summarized as follows (in thousands):

	For the Twelve Months Ended December 31,
	2010	2011	2012
Current:
Federal	$—	$(3,657)	$879
State	—	(596)	107
Deferred:
Federal	(1,753)	—	—
State	(485)	—	—

Total deferred tax benefit	(2,238)	—	—

Total tax benefit	$(2,238)	$(4,253)	$986

For 2012, the Company recognized tax expense of approximately $1.0 million within continuing operations, which primarily reflected the recognition of tax expense previously recorded within Accumulated other comprehensive income (loss) upon sale of substantially all of the Company’s shares held of Codexis, Inc. common stock in 2012. For 2011, the Company recognized a tax benefit of $4.3 million within continuing operations and tax expense of $5.6 million within discontinued operations. The tax expense of $5.6 million recorded within discontinued operations was comprised of the $4.3 million tax expense allocated from continuing operations, a $1.2 million tax expense related to the tax effect of the change in unrealized gains on available-for-sale investments in other comprehensive income and a $103,000 adjustment relating to an uncertain tax position. For 2012 and 2011, despite income before taxes, the Company did not incur a tax liability due to the sufficiency of net operating losses and certain tax credits. For 2010, the Company recognized a tax benefit of $2.2 million within continuing operations related to the unrealized gains on available for sale investments in other comprehensive income. This recognized benefit was offset by tax expense in other comprehensive income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2011	2012
Net operating loss carryforwards	$9,887	$8,615
Research credits	3,091	1,864
Capitalized research	472	223
Investment in equity securities	782	25
Stock based compensation	12,795	9,673
Accrued expenses and other	535	763

Total deferred tax assets	27,562	21,163
Total deferred tax liabilities	(1,010)	—
Valuation allowance	(26,552)	(21,163)

Net deferred tax assets and liabilities	$—	$—

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance decreased by $5.4 million in 2012, $21.8 million in 2011 and $2.9 million in 2010. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered future earnings, future taxable income, and the scheduled reversal of deferred taxes in making this assessment. Based on this assessment, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2012 and 2011.

Approximately $4.3 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

Net operating losses and tax credit carryforwards as of December 31, 2012 are as follows:

	Amount (In thousands)	Expiration Years
Net operating losses, federal	$8,096	2030
Net operating losses, state	86,190	2016-2031
Tax credits, federal	2,952	2012-2031
Tax credits, state	692	N/A

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes attributable to continuing operations included in the Consolidated Statements of Operations and Comprehensive Income is as follows (in thousands):

	December 31,
	2010	2011	2012
U.S. federal taxes (benefit)
At statutory rate	$22,922	$(3,657)	$7,381
State taxes (net of federal)	163	(68)	838
Stock related deductions	191	1,154	770
Loss on sale of investment in subsidiary	(5,988)	—	(4,506)
U.S. loss on liquidation of foreign subsidiary	(18,468)	—	—
Lower tax rates in other jurisdictions	376	—	—
Other	125	(623)	527
Intraperiod tax allocation	—	(4,257)	—
Change in valuation allowance	(1,559)	3,198	(4,024)

Total	$(2,238)	$(4,253)	$986

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

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The losses recognized by the Company of $17.1 million upon the sale of the 21% of Maxygen Holdings LLC and $52.8 million upon the liquidation of Maxygen Holdings Ltd. represent the accumulated tax basis in Maxygen Holdings Ltd. The accumulated tax basis was derived from the cash contributed by the Company to Maxygen Holdings Ltd. since its formation in March 2000. These cash contributions funded the losses attributable to Maxygen Holdings Ltd., which were reflected in the Company’s Consolidated Statements of Operations and Comprehensive Income for each applicable reporting period.

For the 2012 period, the $4.5 million recorded as the Loss on sale of investment in subsidiary reflects the tax effected amount (at the U.S. statutory rate) related to $10.3 million of tax basis recognized upon the receipt of a contingent payment from Bayer Healthcare and a $2.6 million capital loss recognized as a result of the liquidation of Maxygen Holdings LLC during the year.

At December 31, 2012, the Company had a liability for unrecognized tax benefits of approximately $1.0 million (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Amount (in thousands)
Balance at December 31, 2010	$1,124
Increases (decrease) related to prior year tax positions	(70)
Increases related to current year tax positions	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Balance at December 31, 2011	$1,054

Increases (decrease) related to prior year tax positions	(15)
Increases related to current year tax positions	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Balance at December 31, 2012	$1,039

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of Interest income and other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

The Company files income tax returns in the U.S. Federal jurisdiction, California and Denmark. The Company is subject to U.S. Federal and state income tax examination for calendar tax years ended 1998 through 2011. Additionally, the Company is subject to Danish tax examination for the calendar tax years ended 2005

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through 2011. The IRS has recently commenced an examination of the Company’s federal tax return for the 2010 tax year and Danish tax authorities are currently auditing the Company’s Danish tax filings for the years 2007 through 2009.

8.	Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement, as amended to date, provides for consulting fees payable to Waverley of $50,000 per month. The consulting agreement also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $600,000 for each of the years ended December 31, 2012, 2011 and 2010. At both December 31, 2012 and 2011, $50,000 pertaining to this consulting agreement was recorded within accounts payable on the Company’s consolidated balance sheet.

9.	Guarantees and Indemnifications

Applicable accounting standards require that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements at the years ended December 31, 2012 and 2011.

In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration and licensing agreements, in agreements relating to the sale of assets, in various agreements involving parties performing services for the Company in the ordinary course of business and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration and licensing agreements and in agreements relating to the sale of assets are similar, but in addition provide some limited indemnification for the collaborator, licensee or purchaser of assets in the event of third party claims alleging infringement of certain intellectual property rights or ownership rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions can be unlimited, but is sometimes limited by the value of payments made under the agreement or by an escrow amount. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements at the years ended December 31, 2012 and 2011.

10.	Restructuring Charges

The Company restructured its operations in 2007, 2008 and 2009. During 2010, the Company recorded an adjustment of $98,000 as a change in estimate to reflect lower restructuring costs than were expected for the 2007 restructuring activities. As of December 31, 2010, substantially all amounts were paid related to the restructuring activities.

11.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2012
Computer equipment and software	$339	$277
Furniture and fixtures	101	42

	440	319
Less accumulated depreciation and amortization	(297)	(206)

Property and equipment, net	$143	$113

12.	Commitments

The Company’s current commitments are limited to its facility lease for the Company’s headquarters in San Mateo, California. The lease expires on December 31, 2013 and includes an option to extend the lease for one additional year. The minimum annual rental commitment under this facility lease through December 31, 2013 is $156,000.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Quarterly Financial Data

QUARTERLY FINANCIAL DATA

(unaudited)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2012
Technology and license revenue(1)	$6	$30,000	$5	$—
Operating expenses:
Research and development	65	—	147	14
General and administrative	2,767	2,418	2,598	1,741

Total operating expenses	2,832	2,418	2,745	1,755
Income (loss) from operations	(2,826)	27,582	(2,740)	(1,755)
Gain on distribution of equity securities	75	68	64	22
Gain on sale of equity securities	—	—	—	790
Interest and other income (expense), net	179	(10)	58	52

Income (loss) before taxes	(2,572)	27,640	(2,618)	(891)
Income tax expense	—	(70)	(36)	(880)

Net income (loss)	(2,572)	27,570	(2,654)	(1,771)
Net income attributable to non-controlling interest	—	450	—	—

Net income (loss) attributable to Maxygen, Inc.	$(2,572)	$27,120	$(2,654)	$(1,771)

Basic net income (loss) per share attributable to Maxygen, Inc.	$(0.09)	$1.00	$(0.10)	$(0.06)
Diluted net income (loss) per share attributable to Maxygen, Inc.	$(0.09)	$0.99	$(0.10)	(0.06)
Shares used in basic net income (loss) per share calculations	27,232	27,250	27,358	27,467
Shares used in diluted net income (loss) per share calculations	27,232	27,388	27,358	27,467

(1)	See Note 4.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2011
Technology and license revenue	$—	$3	$555	$3
Operating expenses:
Research and development	567	783	7	1
General and administrative	3,140	2,638	2,343	2,790

Total operating expenses	3,707	3,421	2,350	2,791
Loss from operations	(3,707)	(3,418)	(1,795)	(2,788)
Gain on distribution of equity securities	85	164	44	103
Interest and other income (expense), net	(123)	432	659	(104)

Loss from continuing operations before taxes	(3,745)	(2,822)	(1,092)	(2,789)
Income tax benefit	1,736	638	727	1,152
Loss from continuing operations	(2,009)	(2,184)	(365)	(1,637)
Discontinued Operations:(2)
Income (loss) from discontinued operations	6,037	(4,735)	—	—
Gain on sale of discontinued operations	—	62,219	—	—
Income tax expense for discontinued operations	(1,517)	(1,521)	(1,948)	(593)

Income (loss) from discontinued operations, net of taxes	4,520	55,963	(1,948)	(593)

Net income (loss)	2,511	53,779	(2,313)	(2,230)
Net income (loss) attributable to non-controlling interest	1,052	(742)	—	—

Net income (loss) attributable to Maxygen, Inc.	$1,459	$54,521	$(2,313)	$(2,230)

Basic net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.10)	$(0.05)	$(0.01)	$(0.06)
Attributable to Maxygen, Inc. from discontinued operations	$0.15	$1.91	$(0.07)	$(0.02)
Attributable to Maxygen, Inc.	$0.05	$1.86	$(0.08)	$(0.08)
Diluted net income (loss) per share:
Attributable to Maxygen, Inc. from continuing operations	$(0.10)	$(0.05)	$(0.01)	$(0.06)
Attributable to Maxygen, Inc. from discontinued operations	$0.15	$1.91	$(0.07)	$(0.02)
Attributable to Maxygen, Inc.	$0.05	$1.86	$(0.08)	$(0.08)
Shares used in basic net income (loss) per share calculations	29,225	29,344	28,358	27,368
Shares used in diluted net income (loss) per share calculations	29,225	29,344	28,358	27,368

(2)	See Note 14.

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Discontinued Operations

On May 16, 2011, Astellas acquired all of the Company’s equity interests in Perseid for $76.0 million in cash. Perseid, a former majority-owned subsidiary of the Company, conducted substantially all of the Company’s research and development operations. The Company reported a gain on the sale of $62.2 million in connection with the acquisition, which reflects the elimination of the Company’s basis, including the reversal of income allocated to non-controlling interests, of $12.5 million, $1.2 million in license fees triggered by the transaction, and related transaction costs of $115,000. As a result of the acquisition of Perseid by Astellas, the Company reported the financial results of Perseid and its related business activities as discontinued operations. Summarized operating results for the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Related party revenue	$33,304	$15,979	$—
Grant revenue	733	—	—

Total revenues	34,037	15,979	—
Operating expenses:
Research and development	30,133	11,909	—
General and administrative	3,139	2,756	—

Total operating expenses	33,272	14,665	—

Income from operations	765	1,314	—

Interest and other income (expense), net	(62)	(12)	—

Income from discontinued operations before taxes	703	1,302	—
Gain on sale of discontinued operations	—	62,219	—
Income tax expense for discontinued operations	—	(5,579)	—

Income from discontinued operations, net of taxes	$703	$57,942	$—

The results presented for the year ended December 31, 2011 represents activities through May 16, 2011, the date Astellas acquired the Company’s equity interests in Perseid. There were no activities related to discontinued operations during the remainder of 2011 or during the year ended December 31, 2012.

The Company recorded a gain from the sale of Perseid in the twelve months ended December 31, 2011, which was calculated as follows (in thousands):

Cash received from sale	$76,000
Less: Basis in Perseid	(12,486)
Less: License fee	(1,180)
Less: Transaction costs	(115)

Gain on sale of Perseid	$62,219

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collaborative Agreements

During 2011 and 2010, the Company recognized revenue, within discontinued operations, primarily from the two collaboration agreements with Astellas described below. Total revenue recognized under these collaboration agreements was $16.0 million in 2011, $33.3 million in 2010. There were no activities related to collaboration agreements during 2012.

Astellas (MAXY-4)

In September 2008, the Company entered into a co-development and collaboration agreement with Astellas, relating to the development and commercialization of the Company’s MAXY-4 product candidates for autoimmune diseases and transplant rejection. Under the agreement, the Company received an upfront fee of $10.0 million. Astellas also paid for the first $10.0 million of certain preclinical development costs that would otherwise have been shared by the parties. This agreement was assigned to Perseid on September 18, 2009, in connection with its formation. Total revenue recognized within discontinued operations under this collaboration agreement was $12.4 million in 2011 and $24.7 million in 2010. As a result of the sale of Perseid to Astellas on May 16, 2011, no revenue was recorded under this collaboration agreement in 2012.

Astellas (Other Products)

In September 2009, in connection with the formation of Perseid, Perseid entered into a new collaboration agreement with Astellas relating to the discovery, research and development by Perseid of multiple protein therapeutics (other than the MAXY-4 program). Under this agreement, Astellas funded substantially all of the costs, estimated at up to $30.0 million over three years and subject to certain limitations, of Perseid’s discovery,

MAXYGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and development activities. Total revenue recognized within discontinued operations under this collaboration agreement was $3.6 million in 2011 and $8.6 million in 2010. As a result of the sale of Perseid to Astellas on May 16, 2011, no revenue was recorded by the Company under this collaboration agreement in 2012.

15.	Segment and Geographic Information

The Company has historically focused on the discovery and development of improved next-generation protein pharmaceuticals for the treatment of disease and serious medical conditions. As such, the Company has determined that it operates in one segment because operating results are reported only on an aggregate basis to the Company’s chief operating decision maker.

The Company’s primary country of operation is the United States, its country of domicile. Revenues are attributed to geographic areas based on the location of collaborators which are derived from North America for all periods presented.

Major licensees and customers (excluding grant agencies) that represent more than 10% of total Company revenue within continuing operations are presented in the following table:

	2010	2011	2012
Party A	57.0%	98%	100%
Party B	14.0%	—	—
Party C	29.0%	—	—

No other customer, licensee or other party has comprised more than 10% of the Company’s revenue in any period presented.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A	CONTROLS AND PROCEDURES

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

Annual Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on the assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012 and has issued an unqualified opinion. Their report appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Maxygen, Inc.

We have audited Maxygen, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maxygen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Maxygen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxygen, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Maxygen, Inc. and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

March 12, 2013

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

The remaining information required by this item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Committees—Audit Committee” contained in the 2013 Proxy Statement.

Item 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” contained in the 2013 Proxy Statement.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in the 2013 Proxy Statement.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Related Party Transactions” and “Corporate Governance—Board Independence” contained in the 2013 Proxy Statement.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2013 Proxy Statement.

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

MAXYGEN, INC.

March 12, 2013	By:	/S/ JAMES R. SULAT
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

Signature	Title	Date

/S/ JAMES R. SULAT James R. Sulat	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 12, 2013

/S/ ISAAC STEIN Isaac Stein	Executive Chairman of the Board	March 12, 2013

/S/ LOUIS G. LANGE Louis G. Lange	Director	March 12, 2013

/S/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	March 12, 2013

/S/ ERNEST MARIO Ernest Mario	Director	March 12, 2013

/S/ GORDON RINGOLD Gordon Ringold	Director	March 12, 2013

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Series A Preferred Unit Purchase Agreement, dated as of May 16, 2011, between Maxygen, Inc., Astellas Bio Inc. and Perseid Therapeutics LLC	8-K	000-28401	2.1	5/20/2011

2.2+	Technology Transfer Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC	10-Q/A	000-28401	2.1	1/9/2009

2.2.1+	Intellectual Property Cross License Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC	10-Q/A	000-28401	2.1.1	1/9/2009

2.2.2+	License Agreement, dated as of July 1, 2008, by and between Maxygen, Inc. and Bayer HealthCare LLC	10-Q/A	000-28401	2.1.2	1/9/2009

2.3	Asset Purchase Agreement, dated as of October 28, 2010, between Maxygen, Inc., Codexis, Inc. and Codexis Mayflower Holdings, LLC	8-K	000-28401	2.1	8/28/2010

2.3.1	License Agreement, dated as of October 28, 2010, between Maxygen, Inc. and Codexis Mayflower Holdings, LLC	8-K	000-28401	2.1.1	8/28/2010

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-28401	3.1	8/14/2000

3.2	Amended and Restated Bylaws	8-K	000-28401	3.1	9/07/2007

4.1	Specimen Common Stock Certificate	S-1	333-89413	4.1	11/22/1999

*10.1	Form of Executive Officer and Director Indemnification Agreement	S-1	333-89413	10.7	10/20/1999

*10.2	Offer Letter to James Sulat dated September 22, 2009	8-K	000-28401	10.1	9/28/2009

*10.3	Form of Executive Officer Change of Control Agreement	8-K	000-28401	10.2	9/28/2009

*10.4	Description of Non-Employee Director Compensation	10-K	000-28401	10.13	3/11/10

*10.5	Consulting Agreement, between Maxygen, Inc. and Waverley Associates, Inc., dated as of April 1, 2006	8-K	000-28401	10.1	4/04/2006

		Incorporation by Reference
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
*10.5.1	Letter Agreement (re extension of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of December 19, 2007	10-K	000-28401	10.18.1	3/07/2008

*10.5.2	Letter Agreement (re amendment of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of May 27, 2008	10-Q	000-28401	10.2	8/05/2008

*10.5.3	Letter Agreement (re amendment of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of October 13, 2009	10-Q	000-28401	10.4	11/5/09

*10.6	1997 Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.1	8/14/2002

*10.7	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.3	8/14/2001

*10.8	1999 Employee Stock Purchase Plan, as amended	10-K	000-28401	10.11	3/21/2001

*10.9	2000 International Stock Option Plan, as amended, with applicable option agreement	10-K	000-28401	10.6	3/25/2002

10.10	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement	S-8	333-57486	99.3	3/23/2001

*10.11	2006 Equity Incentive Plan (including related form of stock option agreement)	8-K	000-28401	10.4	6/30/2006

*10.11.1	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-28401	10.5	11/5/2009

*10.11.2	Form of Amended and Restated Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan	10-K	000-28401	10.9.1	3/11/2009

*10.11.3	Form of Contingent Performance Unit Award Agreement under 2006 Equity Incentive Plan	10-Q	000-28401	10.6	11/5/09

*10.12	Technology License Agreement, dated as of September 18, 2009, by and between Maxygen, Inc. and PerseidTherapeutics LLC	8-K	000-28401	2.1.2	9/21/2009

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

Incorporation by Reference
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.