Form 10-K/A
period 2012-12-31
MAXYGEN INC
filed 2013-04-19
CIK 1068796

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

As of March 31, 2013, there were 27,792,520 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE:

This amendment to the registrant’s Annual Report on Form 10-K amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2013 (the “Original Form 10-K”). This amendment is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this amendment, the registrant does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the registrant is filing this amendment to include such omitted information as part of the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, with the only change being the addition of Exhibit 31.2 filed herewith and related footnotes. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this amendment, and this amendment does not otherwise reflect events occurring after March 12, 2013, which is the filing date of the Original Form 10-K. Accordingly, this amendment should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. This amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15) and the signature page.

In this report, “Maxygen,” the “Company,” “we,” “us” and “our” refer to Maxygen, Inc.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors consists of six directors. Each director serves until his successor has been elected at the next annual meeting of stockholders or until his earlier resignation, removal, or death. Certain information regarding our directors is set forth below:

Name of Nominee	Age	Position Held With the Company	Director Since
Louis G. Lange, M.D., Ph.D.(1)	64	Director	2005
Kenneth B. Lee, Jr.(1)	65	Director	2009
Ernest Mario, Ph.D.(1)	74	Director	2001
Gordon Ringold, Ph.D.(1)	62	Director	1997
Isaac Stein	66	Director & Executive Chairman of the Board	1996
James R. Sulat	62	Chief Executive Officer, Chief Financial Officer & Director	2003

(1)	Member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.

Louis G. Lange, M.D., Ph.D., has served as a director since December 2005. Dr. Lange is currently a partner with Asset Management Company, a venture capital firm that he joined in June 2009. Since June 2009, Dr. Lange has also served as a Senior Advisor of Gilead Sciences, Inc. From April 2009 to June 2009, Dr. Lange served as Executive Vice President, Cardiovascular Therapeutics, of Gilead. He was a founder of CV Therapeutics, Inc. and served as its Chairman and Chief Executive Officer from August 1992 until the acquisition of the company by Gilead in April 2009. Dr. Lange has served as a trustee on the University of Rochester Board of Trustees since May 1997 and was a member of the governing body of the Emerging Company Section of the Biotechnology Industry Organization from 1999 to 2009. From 1980 to 1992, Dr. Lange served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from 1985 to 1992, and as a full Professor of Medicine from 1990 until 1992. Dr. Lange holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

Kenneth B. Lee, Jr. has served as a director since September 2009. He is currently a General Partner with Hatteras Venture Partners, LLC (formerly, BioVista Capital, LLC), which he joined in 2003. From January 2002 to June 2002, Mr. Lee served as President of A.M. Pappas & Associates, an international life sciences venture development company. From 2000 to 2001, Mr. Lee was Managing Director of Ernst & Young LLP’s Health Sciences Corporate Finance Group. From 1982 through 2000, Mr. Lee was a Partner of Ernst & Young LLP. Mr. Lee is also a director of Pozen, Inc. and BioCryst Pharmaceuticals, Inc. and has previously served as a director of Abgenix, Inc., Inspire Pharmaceuticals, Inc., OSI Pharmaceuticals and CV Therapeutics, Inc. Mr. Lee also serves as a member of the executive committee of the Board of the North Carolina Biotechnology Industry Organization. Mr. Lee received a B.A. from Lenoir-Rhyne College and an M.B.A. from the University of North Carolina at Chapel Hill.

Ernest Mario, Ph.D., has served as a director since July 2001. Since August 2007, Dr. Mario has served as the Chairman of the Board and Chief Executive Officer of Capnia, Inc., a privately held pharmaceutical company. From April 2003 to August 2007, Dr. Mario served as the Chairman of the Board and Chief Executive Officer of Reliant Pharmaceuticals, Inc., a privately held pharmaceutical company. Prior to joining Reliant Pharmaceuticals, he was Chairman and Chief Executive Officer of IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company, and its predecessor Apothogen, Inc. from January 2002 until April 2003. Dr. Mario was the Chairman and Chief Executive Officer of ALZA Corporation, a pharmaceutical company, from 1997 to 2001 and was Co-Chairman and Chief Executive Officer of ALZA Corporation from 1993 to 1997. Prior to joining ALZA, Dr. Mario served as Chief Executive Officer of Glaxo Holdings plc, a pharmaceutical company, from 1989 to 1993, and as Deputy Chairman from 1992 to 1993. Dr. Mario is also a director of Boston Scientific Corporation, Celgene Corporation, Tonix Pharmaceuticals Holding Corp., Xenoport, Inc. and Vivus, Inc. and has previously served as a director of Pharmaceutical Product Development, Inc. and IntraBiotics Pharmaceuticals, Inc. Dr. Mario received a Ph.D. and an M.S. in physical sciences from the University of Rhode Island and a B.S. in pharmacy from the Ernest Mario School of Pharmacy at Rutgers University.

Gordon Ringold, Ph.D., has served as a director since September 1997. Since June 2010, Dr. Ringold has served as the Senior Director of the University of California, Santa Cruz, Silicon Valley Initiatives. Since June 2010, Dr. Ringold also has served as the Executive Chairman of Alavita Pharmaceuticals, Inc., a private biotechnology company. Dr. Ringold previously served as the Chairman and Chief Executive Officer of that company from 2005 to June 2010. From 1997 to 2005, Dr. Ringold served as Chairman and Chief Executive Officer of SurroMed, Inc., a biotechnology company focused on novel clinical databases. From March 1995 to February 2000, Dr. Ringold was Chief Executive Officer and Scientific Director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. Before serving as Chief Executive Officer of Affymax,

Dr. Ringold was the President and Scientific Director of Affymax Research Institute. Dr. Ringold is also a director of Alexza Pharmaceuticals, Inc. Dr. Ringold received a Ph.D. in microbiology from the University of California, San Francisco in the laboratory of Dr. Harold Varmus before joining the Stanford University School of Medicine, Department of Pharmacology. Dr. Ringold also received a B.S. in biology from the University of California, Santa Cruz.

Isaac Stein has served as the Company’s Chairman of the Board of Directors since June 1998 and as Executive Chairman of the Board of Directors since September 2009, and has been a director since May 1996. Since November 1982, Mr. Stein has been President of Waverley Associates, Inc., a private investment firm. He is a member of and the emeritus Chairman of the Board of Trustees of Stanford University and is a director of American Balanced Fund, Inc., International Growth and Income Fund, Inc. and The Income Fund of America, Inc. (all affiliated with the Capital Group Companies), and Alexza Pharmaceuticals, Inc. He is also a director of the James Irvine Foundation. Mr. Stein received an M.B.A. and J.D. from Stanford University and a B.A. in mathematical economics from Colgate University.

James R. Sulat has served as the Company’s Chief Executive Officer and Chief Financial Officer since October 2009 and has served as a director since October 2003. From February 2008 to November 2008, Mr. Sulat served as the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From May 2005 to February 2008, Mr. Sulat served as Chief Executive Officer of Memory Pharmaceuticals Corp. Mr. Sulat was Senior Executive Vice President and Interim Chief Financial Officer of R.R. Donnelley & Sons Co., a diversified printing company, from February 2004 until May 2004. From April 2003 to February 2004, Mr. Sulat was Senior Executive Vice President of Moore Wallace Incorporated, a diversified printing company that was acquired by R.R. Donnelley in 2004. From April 1998 to April 2003, Mr. Sulat was Vice President and Chief Financial Officer of Chiron Corporation, a biotechnology company. Mr. Sulat is also a director of Intercell AG and Momenta Pharmaceuticals, Inc., and has previously served as a director of Memory Pharmaceuticals Corp. and Vans, Inc. Mr. Sulat holds a B.S. from Yale University, an M.B.A. from Stanford University and an M.S. in health services administration from Stanford University.

Qualifications of Directors

The following table highlights the specific experience, qualifications, attributes and skills of each of our directors that led to our board of directors’ conclusion that such person should serve as a director:

Nominee	Relevant Experience and Qualifications
Louis G. Lange	Significant leadership and business experience, including as a partner of Asset Management Company, a venture capital firm focused on the information technology and life science sectors, as the founder of CV Therapeutics, Inc. and by serving as the Chairman and Chief Executive Officer of CV Therapeutics from August 1992 until the acquisition of the company by Gilead in April 2009. Significant scientific experience, as he holds a Ph.D. in biological chemistry from Harvard University and previously served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from 1985 to 1992, and as a full Professor of Medicine from 1990 until 1992. Breadth of knowledge about Maxygen’s business given service on Maxygen’s Board since 2005.

Kenneth B. Lee, Jr.	Significant business experience, including currently serving as a General Partner with Hatteras Venture Partners, LLC, a venture capital firm focused on biopharmaceuticals, medical devices, diagnostics, and related opportunities in human medicine, and as a current or former director of several other biopharmaceutical companies, including Pozen, Inc., BioCryst Pharmaceuticals, Inc., Abgenix, Inc., Inspire Pharmaceuticals, Inc., OSI Pharmaceuticals and CV Therapeutics, Inc. Significant financial expertise as he previously served as Managing Director of Ernst & Young LLP’s Health Sciences Corporate Finance Group and as a Partner of Ernst & Young LLP.

Ernest Mario	Significant leadership and business experience, including currently serving as the Chairman of the Board and Chief Executive Officer of Capnia, Inc., a privately held pharmaceutical company, and by previously serving as Chief Executive Officer of several public and private pharmaceutical and biopharmaceutical companies, including Reliant Pharmaceuticals, Inc., IntraBiotics Pharmaceuticals, Inc., ALZA Corporation and Glaxo Holdings plc. Significant scientific experience, as he holds a Ph.D. and an M.S. in physical sciences from the University of Rhode Island and a B.S. in pharmacy from the Ernest Mario School of Pharmacy at Rutgers University. Breadth of knowledge about Maxygen’s business, given service on Maxygen’s Board since 2001.

Gordon Ringold	Significant leadership and business experience, including currently serving as the Senior Director of the University of California, Santa Cruz, Silicon Valley Initiatives and as the Executive Chairman of Alavita Pharmaceuticals, Inc. and previously serving as the Chairman and Chief Executive Officer of Alavita and as the Chief Executive Officer of SurroMed, Inc. and Affymax Research Institute. Significant scientific experience, as he earned a Ph.D. in microbiology from the University of California, San Francisco in the laboratory of Dr. Harold Varmus before joining the Stanford University School of Medicine, Department of Pharmacology. Breadth of knowledge about Maxygen’s business as a result of service on Maxygen’s Board since 1997.

Isaac Stein	Significant leadership, business and financial experience across a range of industries, including biotechnology and investment management, by currently serving as the President of Waverley Associates, Inc., a private investment firm, and as a member of the board of directors of various public and private biopharmaceutical companies, including Alexza Pharmaceuticals, Inc., and various investment funds, including the American Balanced Fund, Inc., International Growth and Income Fund, Inc. and The Income Fund of America, Inc. (all affiliated with the Capital Group Companies). Significant business and legal expertise, as he holds both an M.B.A. and J.D. from Stanford University and previously served as a partner in the law firm of Heller Ehrman White & McAuliffe LLP. Breadth of knowledge about Maxygen’s business as a result of service on Maxygen’s Board since its formation in 1996, including as the Chairman of Maxygen’s Board since June 1998 and as Executive Chairman since September 2009.

James R. Sulat	Significant leadership, business and financial experience, including by serving as Maxygen’s Chief Executive Officer and Chief Financial Officer since October 2009 and previously serving as Chief Executive Officer and Chief Financial Officer of Memory Pharmaceuticals Corp, as Senior Executive Vice President and Interim Chief Financial Officer of R.R. Donnelley & Sons Co., and as Chief Financial Officer of Chiron Corporation, and by serving as a member of the board of Intercell AG and Momenta Pharmaceuticals, Inc. Breadth of knowledge about Maxygen’s business given service on Maxygen’s Board since 2005, including as Chairman of the Audit Committee until October 2009.

Executive Officers

Executive officers are elected by the Board and serve at the discretion of the Board. Certain information regarding our executive officers is set forth below:

Name of Executive Officer	Age	Position Held With the Company
James R. Sulat	62	Chief Executive Officer, Chief Financial Officer & Director
John Borkholder	44	General Counsel & Secretary

James R. Sulat’s biography is set forth under the heading “Directors” above.

John Borkholder has served as General Counsel & Secretary since January 2011. Mr. Borkholder joined Maxygen in November 2005 as Senior Counsel and served as Chief Corporate Counsel & Secretary beginning in March 2008 before being promoted to General Counsel in January 2011. Prior to joining Maxygen, Mr. Borkholder served as an attorney with the law firms of Orrick, Herrington & Sutcliffe LLP and Giancarlo & Gnazzo, P.C. Mr. Borkholder holds a B.A. in philosophy from the University of North Carolina at Wilmington and a J.D. from the University of California, Hastings College of the Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were timely met during 2012.

Code of Ethics

We have adopted a written code of ethics that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. We have posted the text of such code of ethics on our website (www.maxygen.com). We intend to satisfy the disclosure requirement of Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information on our website.

Process for Nominating Directors

We have not made any material changes to the procedures by which stockholders may recommend nominees to our board of directors since they were last disclosed in our proxy statement for the 2012 annual meeting of stockholders.

Audit Committee

We have a separately designated standing audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The membership of the audit committee is currently comprised of Kenneth Lee (Chairman), Louis Lange, Ernest Mario and Gordon Ringold. Our board has determined that all current members of the audit committee are “independent” under applicable Nasdaq listing standards and the rules of the Securities and Exchange Commission, or SEC, regarding audit committee membership. Our board has also determined that each of Mr. Lee and Dr. Mario is an “audit committee financial expert” as defined under SEC rules. Additional information regarding director independence is set forth below in Item 13 of this report.

Item 11	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion describes the principles underlying our executive compensation policies and programs. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Executive Summary

Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. In September 2012, we distributed approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution that was primarily classified as a return of capital to our stockholders for U.S. Federal income tax purposes. In May 2012, we received a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in connection with our sale of certain hematology assets to Bayer in July 2008. In May 2011, a subsidiary of Astellas Pharma Inc., or Astellas, acquired all of our interests in Perseid Therapeutics LLC, or Perseid, a former majority-owned subsidiary that included substantially all of our research and development operations and personnel, for $76.0 million in cash. In December 2010, we distributed substantially all of the shares of Codexis, Inc., or Codexis, common stock we held, together with approximately $30.0 million in cash, to our stockholders by way of pro rata special distributions that were classified as a return of capital to our stockholders for U.S. Federal income tax purposes. In October 2010, we sold the patents and other intellectual property rights associated with the Molecular Breeding™ directed evolution platform to Codexis, for $20.0 million in cash. In January 2010, we sold our vaccine related assets, including the related government grants, to Altravax, Inc., a privately-held biopharmaceutical company, for payments totaling approximately $1.6 million. From December 2009 through December 31, 2012, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million. Through these stock repurchases and our distributions of cash and Codexis common stock, we have returned over $250.0 million in cash and property to our stockholders since 2009.

We currently have four employees, including two executive officers, all of whom are engaged in general and administrative activities, and we retain all rights to our MAXY-G34 program for development of all therapeutic areas, including the chemotherapy-induced neutropenia and acute radiation syndrome, or ARS, indications. Our current focus is to create value from this program for our stockholders, either through the potential further development of the product candidate, or through a sale, licensing, partnering or other transaction involving the program. We also continue to evaluate potential strategic options for our company as a whole, including a strategic business combination, other transaction or a wind down and dissolution of the company.

Accordingly, the primary objective of the Compensation Committee and our Board of Directors during this period, including for 2012 and 2013, has been to implement and complete this strategic process and provide appropriate retention incentives intended to ensure the success of such process. In addition, given our small executive team, the Compensation Committee and our Board of Directors have also focused on tailoring each executive officer’s compensation in order to retain that executive.

For 2012, our named executive officers were as follows:

Named Executive Officer	Title
James R. Sulat	Chief Executive Officer, Chief Financial Officer & Director
John Borkholder	General Counsel & Secretary

Key compensation matters in 2012 and 2013 for the named executive officers include the following:

•

For 2012, Mr. Sulat’s annual base salary was increased to $558,600, a 3.25% increase over his 2011 base salary, and he was awarded a cash bonus of $223,440, representing approximately 80% of his target bonus. For 2013, Mr. Sulat was awarded an annual base salary of $578,100, reflecting an increase of 3.5% over his 2012 base salary, and remains eligible for an annual cash bonus of up to 100% of his base salary, with a target level of 50% of base salary. Mr. Sulat was not granted any equity awards during 2012 or 2013.

•

For 2012, Mr. Borkholder’s annual base salary was increased to $264,000, a 3.25% increase over his 2011 base salary, and he was awarded a cash bonus of $66,000, representing 100% of his target bonus. For 2013, Mr. Borkholder was awarded an annual base salary of $273,250, reflecting an increase of 3.5% over his 2012 base salary, and remains eligible for an annual cash bonus of up to 35% of his base salary, with a target level of 25% of base salary. Mr. Borkholder was not granted any equity awards during 2012 or 2013.

Compensation Philosophy and Objectives

As noted above, many of the executive compensation decisions made by the Compensation Committee and our Board of Directors for 2012 and 2013 were made in order to implement and complete our strategic plans, to provide appropriate retention incentives intended to ensure the continued success of such plans, and to recognize accomplishments made during such year, including, in 2012, the receipt of the $30.0 million payment from Bayer and our distribution of approximately $100.0 million in cash to our stockholders.

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

In addition, we conducted our annual advisory vote on executive compensation last year at our 2012 annual meeting of stockholders and our compensation program for our named executive officers was supported by over 97% of the votes cast by stockholders on the advisory vote. Based on the success of our compensation program and after consideration of last year’s advisory vote, we made no material modifications to our executive compensation program for 2012 or 2013.

Components of Executive Compensation

The principal elements of our executive compensation program include:

•	Annual base salary;

•	Annual performance-based cash bonus;

•	Equity incentives, generally consisting of a one-time grant in 2009 of stock options, restricted stock and contingent performance units, or CPUs; and

•	Other benefits and perquisites generally available to all employees.

Our goal is to position the individual elements of our compensation program, as well as the aggregate of these elements, at a level that is commensurate with our performance, and is competitive in the biotechnology industry and our geographic area.

Base Salary

The Compensation Committee views base salary as a critical element of executive compensation because it provides executive officers with a base level of monthly income. Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as competitive market conditions. We set the base salary of each of our executive officers at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. The base salaries of our executive officers are reviewed on an annual basis and adjustments are sometimes made to reflect a cost-of-living increase, performance-based factors, as well as competitive conditions. Generally, executive salaries are adjusted effective January 1 of each year.

Annual Cash Bonus

We maintain an annual cash bonus plan for executive officers and certain other officers designed to ensure that a significant portion of each executive officer’s compensation is placed at risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for our stockholders from both the short-term and long-term perspectives.

Under the cash bonus plan, annual bonus amounts are based on a percentage of the executive officer’s base salary, subject to a specific bonus range and bonus target. Bonus awards are determined based on the achievement of certain corporate and/or individual performance objectives, such as financial and strategic objectives. Under the bonus plan, no specific percentage allocation is generally established among the various objectives in order to provide discretion to the Compensation Committee to account for the quality of accomplishments and the degree to which a specific goal was accomplished. Typically, the Compensation Committee will establish a company-wide bonus pool percentage based on the achievement of corporate objectives and an individual performance factor for each employee, including executive officers, and will apply these percentages to the target bonus amount. The specific bonus ranges, bonus targets and performance objectives are generally reviewed by the Compensation Committee on an annual basis. Bonus payments are typically paid in one payment not later than February 15 following the year to which the performance relates, subject to the executive officer’s continued employment on the payment date.

Under our bonus plan for 2012, Mr. Sulat was eligible for an annual cash bonus of up to 100% of his base salary, with a target level of 50% of base salary. Mr. Borkholder was eligible for an annual cash bonus of up to 35% of his base salary, with a target level of 25% of his base salary. For 2012, our corporate goals included (i) achievements related to our strategy to create value from our MAXY-G34 program for our stockholders, either through the potential further development of the product candidate, or through a sale, licensing, partnering or other transaction involving the program; (ii) the management of our other remaining assets and arrangements, including the potential contingent payment from Bayer HealthCare LLC; (iii) achievements related to the evaluation and/or implementation of potential strategic options for our company as a whole; (iv) achievements related to the evaluation and/or implementation of tax minimization arrangements and return of capital transactions; and (v) achievements related to financial reporting and corporate governance.

For 2013, the Compensation Committee established corporate goals that will be used to evaluate the performance of, and determine annual bonus awards for, all employees, including executive officers. For 2013, the bonus range and bonus target for each of Mr. Sulat and Mr. Borkholder remain unchanged from 2012. For 2013, the corporate goals are substantially similar to the goals established for 2012 and include (i) achievements related to our strategy to create value from our MAXY-G34 program for our stockholders, either through the potential further development of the product candidate, or through a sale, licensing, partnering or other transaction involving the program; (ii) achievements related to the evaluation and/or implementation of potential strategic options for our company as a whole; (iii) achievements related to the successful management of our current or future tax audit; (iv) evaluation and/or implementation of tax minimization arrangements and return of capital transactions; and (v) achievements related to financial reporting and corporate governance.

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

In addition to our compensation philosophy and the other factors described above, in determining whether to grant equity awards to an executive and the size of such award, if any, the Compensation Committee generally evaluates the fair value of the grant in accordance with applicable accounting standards, the number of equity award shares granted by position, total annual run rates and total equity awards granted on average per employee. The Compensation Committee also gives serious consideration to the amount of equity overhang and potential stockholder dilution caused by grants of equity compensation and makes its decisions with these factors in mind.

Prior to 2008, the Compensation Committee used stock options as the primary component of equity compensation. Executive officers, as well as other employees, were generally eligible to receive annual merit-based grants of stock options pursuant to our equity compensation plans, which are administered by the Compensation Committee. Beginning in 2009, the Compensation Committee eliminated annual merit-based grants of stock options to all employees, including executive officers. This decision was made in order to provide the Compensation Committee with additional flexibility in the design and use of various equity awards, including options, restricted stock, restricted stock units and other equity awards, in order to provide our employees, including executive officers, with appropriate retention incentives intended to ensure the continued success of our strategic plans.

In connection with the consummation of our joint venture arrangement with Astellas in September 2009, the Compensation Committee approved one-time grants of equity awards to all remaining Maxygen employees, including Mr. Sulat and Mr. Borkholder, consisting of an equal number of stock options and shares of restricted stock. The Compensation Committee also approved the grant of CPUs to all holders of stock options, including executive officers. Together, these awards were intended to establish a new long term incentive plan focused on retaining and motivating continuing employees through the four-year vesting period of these awards. While we have granted such awards to newly hired employees and in connection with promotions, such as the equity awards granted to Mr. Borkholder in connection with his promotion to General Counsel in 2011, the Compensation Committee is not currently expecting to otherwise grant additional equity awards to existing employees, including Mr. Sulat and Mr. Borkholder, during the vesting period of the initial awards. However, the Compensation Committee may elect to provide our executive officers with additional equity awards if it determines that doing so is in our best interests.

Long-Term Incentive Plan—Stock Options and Restricted Shares. Each of the stock option and restricted stock awards granted in September 2009 as part of the long-term incentive plan discussed above vested as to 10% of the shares subject to the award on the first anniversary of the grant date, and vested or vest quarterly thereafter until the second anniversary of the grant date as to 20% of the shares subject to the award, quarterly thereafter until the third anniversary of the grant date as to 45% of the shares subject to the award, and quarterly thereafter until the fourth anniversary of the grant date as to the remaining 25% of the shares subject to the award; provided, however, that all shares subject to the award will immediately vest upon the occurrence of a change in control or dissolution of our company. The stock option awards have an exercise price of $6.53, which was the closing price of our common stock on the Nasdaq Global Market on the date of grant, and expire ten years after the date of grant. For subsequent grants of restricted stock awards, the vesting schedule of these awards is typically modified to provide for vesting on the same vesting dates as the original awards. In addition, upon each vesting date for restricted stock awards granted prior to our December 2010 distributions of Codexis stock and cash to our stockholders, the holders of these awards, including Mr. Sulat and Mr. Borkholder, are eligible to receive their pro rata share of such distributions on a per share basis.

We believe that the stock option and restricted stock awards, together with the CPU awards described below, have contributed to the continued retention of our employees. Given that these awards generally vest in full in September 2013, the Compensation Committee may elect to provide our executive officers with additional equity awards or other incentives if it determines that doing so is in our best interests.

Long-Term Incentive Plan—Contingent Performance Units. As part of the long-term incentive plan discussed above, the board, based upon the recommendation of the Compensation Committee, also authorized and approved the grant of CPUs to all holders of Maxygen stock options who were then providing services to Maxygen, including executive officers. The board also awards CPUs in connection with new stock option awards granted to newly hired employees and upon promotions. The number of CPUs awarded is based on a formula applied uniformly to all CPU recipients based on the number of outstanding stock options held by (or granted to) the individual and the exercise price of such options.

The CPU awards are intended to protect the value of outstanding stock options and to realign long-term incentives in light of our ongoing corporate strategy, which has included, and may include in the future, one or more distributions to our stockholders of a portion of our cash resources or other assets in excess of our current and longer term operational requirements. Accordingly, the awards were designed based upon the Compensation Committee’s review of various equity award mechanisms and are intended to protect holders of our stock options against a reduction in the share price of our common stock resulting from any dividends or distributions to our stockholders made after the grant date of the CPUs, which could negatively affect the realizable value of outstanding options held by our option holders since the options would not otherwise participate in any potential future dividends or distributions to our stockholders. In designing the CPUs, the Compensation Committee also considered that the awards (i) utilize an existing type of equity award under our 2006 Equity Incentive Plan, or 2006 Plan, an equity plan previously authorized by stockholders, (ii) use a stock-based award rather than a variable cash-based fund, thereby avoiding the requirement to compensate only with cash, (iii) motivate continuing employees and board members to maximize stockholder returns by isolating past grants from losses due purely to dividends and other distributions, and (iv) retain employees through the four-year vesting period of these awards.

The value of a single CPU, which under the 2006 Plan is a type of restricted stock unit, will be determined at the time of settlement, and will be equal to the value of a single share of our common stock at that time plus the value of all dividend payments and other distributions made on a share of common stock following the grant date of the CPU award. CPUs will vest and be settled on the earliest to occur of (i) a change in control of the company, (ii) a corporate dissolution or liquidation of the company, (iii) an involuntary termination of employment; or (iv) the fourth anniversary of the grant date, generally so long as the holder continues to provide services for the company on a continuous basis from the grant date to the settlement date. The actual number of CPUs that will vest will be equal to any loss in value of an eligible holder’s stock options following the grant date of the CPU award, taking into consideration all dividend payments or other distributions made to our stockholders following the grant date of the CPUs, since the options will not participate in any potential future dividends and distributions. The earned value of any CPU will generally be settled in shares of our common stock. The value of any earned dividend payments or other distributions to shareholders that are attributable to CPUs will generally be settled in shares of our common stock and/or cash. All unvested CPUs remaining following the settlement date will expire immediately.

For illustrative purposes, we have included an estimated value of the CPU awards held by our executive officers in the discussion and compensation tables below, assuming the awards were settled on December 31, 2012.

Policies with Respect to Equity Compensation Awards. In advance of the actual grant of any equity award, we generally plan the award grant date and have the grants approved by the Compensation Committee, or its designee. We have typically granted equity awards upon the commencement of employment, following a promotion or significant change in job responsibilities and we previously granted equity awards annually as part of our merit-based annual grants. Newly hired or promoted employees, other than executive officers, have typically received their equity award on the first business day of the month following their start date or promotion. Newly hired executive officers who are eligible to receive equity awards are granted such awards on or after their date of hire based on the approval of the Compensation Committee. The exercise price of our stock options is the closing price of our common stock on the Nasdaq Global Market on the date of grant. For all equity award grants, the grant date is established when the Compensation Committee, or its designee, approves the grant and all key terms have been determined.

For administrative efficiency, our board has delegated authority to Mr. Sulat to approve equity grants for employees other than executive or other senior officers. Grants must be made in accordance with established guidelines for each grade level and are subject to an annual equity pool approved by our board, which for 2013 is 400,000 shares in the aggregate and 100,000 shares for any individual. Mr. Sulat is required to provide a quarterly update to our Compensation Committee regarding any equity grants.

Stock Ownership Requirements. We do not have any equity ownership guidelines or expectations and our equity compensation plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company.

Employee Benefits

Benefits offered to executive officers serve a different purpose than do the other elements of total compensation. In general, they provide a safety net of protection against the financial catastrophes that can result from illness, disability or death. Benefits offered to executive officers are the same as those that are offered to the general employee population and include health and dental insurance, life insurance, short-and long-term disability, and participation in a 401(k) plan. In 2009, the board decided to eliminate matching contributions of common stock under our 401(k) plan as of December 31, 2009. However, effective January 1, 2012, the board reinstated matching contributions under the 401(k) plan, with such contributions made solely in cash. In 2009, the board also suspended employee purchases of common stock under our Employee Stock Purchase Plan.

The Compensation Committee believes that these benefits are consistent with those offered by other comparable companies and specifically with those companies with which we compete for employees. From time to time, our human resources staff obtains data to ensure that such benefit plans and programs remain competitive and reports its findings to the Compensation Committee if necessary.

Process for Determining Executive Compensation

The processes used by our Compensation Committee and management for determining executive compensation are described below.

Annual Evaluation

Our Compensation Committee typically meets at the end of each year to perform a strategic review of our executive officers’ cash compensation, equity holdings and other benefits, evaluate the performance of the executive officers, determine their annual bonuses for the current year, set their base salaries for the following year, and consider and approve any grants to them of equity incentive compensation for the following year. Our Compensation Committee’s most recent annual evaluation occurred in December 2012. In general, the Compensation Committee evaluates performance through an informal process that takes into account a number of subjective and objective factors in light of company performance against the business plan and goals approved by the board for the year and the achievement of individual goals and objectives. This process allows the Compensation Committee to retain maximum discretion to adjust an executive officer’s compensation components upward or downward if it determines that such adjustment is appropriate and consistent with the objectives and principles of our executive compensation program and to reflect changes in business strategy, unforeseeable challenges or other events or developments not reflected in the business plan, performance measures and goals for the year.

In establishing our executive compensation policies, compensation programs and setting the specific components of compensation, the Compensation Committee generally considers several principal factors, including:

•	the compensation philosophy and guiding principles described above;

•	the executive officer’s experience level, industry knowledge, scope of responsibility, current performance, future potential and the overall quality and effectiveness of their leadership;

•	all of the components of executive compensation, including base salary, incentive compensation under the bonus plan, equity awards, benefits and perquisites;

•	the mix of performance pay to total compensation;

•	current and historical compensation levels;

•	internal pay equity among our executive officers and other key employees; and

•	pay practices at comparable companies in the biotechnology industry.

No specific weighting is applied to these factors. The Compensation Committee may also consider industry conditions and the overall effectiveness of our compensation program in achieving desired performance levels. The Compensation Committee believes these comparisons provide important additional context for determining the appropriate level of compensation for our executive officers.

Periodic Reviews

In addition to its annual evaluations, our Compensation Committee periodically reviews compensation levels and pay structure and other benefits for our executive officers to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable positions at other biotechnology companies. As part of its review of the compensation to be paid to the executive officers, as well as the compensation programs generally available to the all employees, the Compensation Committee explicitly and implicitly considers the riskiness of the compensation and compensation programs, and the management of these risks, in light of our overall business, strategy and objectives.

Role of Executive Officers in Compensation Decisions

Mr. Sulat, our Chief Executive Officer, plays a significant role in the compensation process. Mr. Sulat, together with our human resources staff, assists the Compensation Committee by providing annual recommendations regarding the compensation of all employees, including other executive and senior officers. Based on the information and recommendations provided by Mr. Sulat and our human resources staff, the Compensation Committee then performs its own evaluation and exercises its discretion in modifying any recommended compensation or awards to executive officers. Mr. Sulat does not participate in discussions with the Compensation Committee regarding his own compensation. Mr. Sulat and Mr. Borkholder also played a significant role in discussions with the Compensation Committee and our board to establish the corporate, financial and other strategic objectives that were used as performance goals in connection with the annual cash bonus plan. During the past few years, the Executive Chairman of the Board has also played a significant role in discussions with the Compensation Committee, its compensation consultant and our Board to establish compensation programs for all employees, including executive officers.

Compensation Consultant

On a periodic basis, at the Compensation Committee’s request, we have engaged a compensation consultant as an independent adviser to the Compensation Committee on executive compensation matters. Neither we nor the Compensation Committee engaged a compensation consultant with respect to the compensation provided to our named executive officers in 2012 or 2013.

Benchmarking

The Compensation Committee and our management have utilized independent compensation surveys, including the Radford Global Life Sciences Survey and the BioWorld Executive Compensation Report, as well as publicly available information, to understand the compensation levels and pay structure at peer group companies. These surveys have been utilized to compare our compensation levels and pay structure to those of companies in the biotechnology industry with similar size and performance characteristics to ensure that we offer compensation that is competitive within that group of companies; however, the Compensation Committee uses its judgment to determine specific pay levels necessary to attract and retain executive talent. In exercising this judgment, the Compensation Committee looks beyond the market data and places significant weight on individual job performance and compensation history, future potential, internal pay equity, retention risk for individual executives, and, in the case of new hires, compensation at former employers.

The Compensation Committee initially established a peer group of companies in 2006. In 2010, the Compensation Committee substantially modified the peer group to better reflect the then current structure of the combined Maxygen and Perseid organizations. Although our operations were substantially reduced in 2011 as a result of the acquisition of Perseid by Astellas, our Compensation Committee continues to believe that the peer group of public biotechnology companies identified in 2010 is representative of the sector in which we operate based on each of the companies’ relative market capitalization, geographic location, therapeutic product focus on proteins and antibodies, and the fact that we would likely compete with these companies in connection with retaining our current executives and in the hiring of any new executives. The peer group established by the Compensation Committee in 2010 consisted of the following companies:

•    Astex Pharmaceuticals, Inc.

•    Ardea Biosciences

•    ArQule, Inc.

•    Caliper Life Sciences, Inc. (acquired by PerkinElmer Inc.)

•    Celldex, Inc.

•    Cytokinetics, Incorporated

•    Dynavax Technologies Corporation

•    ImmunoGen, Inc.

•    Immunomedics, Inc.

•    InterMune, Inc.

•    Isis Pharmaceuticals, Inc.

•    Ligand Pharmaceuticals Incorporated

•    Peregrine Pharmaceuticals, Inc.

•    Rigel Pharmaceuticals, Inc.

•    Sangamo BioSciences, Inc.

•    Targacept, Inc.

•    Verenium Corporation

•    Xoma Ltd.

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

Tally Sheets

As part of its annual review, the Compensation Committee has in the past reviewed tally sheets setting forth all components of compensation, including salary, annual bonus and dollar amounts for perquisites and the value of unexercised or unvested equity awards, to assist it in balancing these elements. However, no specific weight was assigned to the tally sheets by the Compensation Committee and, except as otherwise described herein, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between short term and long-term compensation, between cash and equity-based compensation, or among different components of compensation. As noted above, due to the small size of our executive team and the lack of annual equity grants and material perquisites, the Committee did not review tally sheets in connection with its executive compensation decisions in 2012 and 2013.

Internal Pay Equity

Our compensation policies and programs are generally designed, in part, to ensure compensation levels for our executive officers that are both externally competitive and internally equitable. While comparisons to compensation levels at companies in our peer group (discussed above) are helpful in assessing the overall competitiveness of our compensation program, we believe that our executive compensation program also must be internally consistent and equitable in order for us to achieve our corporate objectives.

Executive Compensation in 2012 & 2013

Compensation for Mr. Sulat

For 2012, the Compensation Committee approved an annual base salary of $558,600 for Mr. Sulat, reflecting an increase of approximately 3.25% over his 2011 base salary. In awarding the increase in base salary, the Compensation Committee primarily considered the fact that the increase was consistent with the overall salary pool increase for all other employees. The Compensation Committee also awarded Mr. Sulat a cash bonus of $223,440 for 2012, representing approximately 80% of Mr. Sulat’s target bonus. In determining Mr. Sulat’s bonus award, the Compensation Committee established a company-wide bonus pool percentage of 100% based on the accomplishment of specific goals under our bonus plan, including the receipt of the $30.0 million payment from Bayer and our distribution of approximately $100.0 million in cash to our stockholders, and a personal performance factor for Mr. Sulat of 80%.

For 2013, the Compensation Committee approved an annual base salary of $578,100 for Mr. Sulat, reflecting an increase of approximately 3.5% over his 2012 base salary. In awarding the increase in base salary, the Compensation Committee primarily considered the fact that the increase was consistent with the overall salary pool increase for all other employees. For 2013, Mr. Sulat also remains eligible for an annual bonus award under the 2013 bonus plan of between 0% and 100% of his base salary, with a target bonus of 50%.

As part of the long-term incentive plan we established in September 2009 and in connection with his appointment as our Chief Executive Officer and Chief Financial Officer, Mr. Sulat was granted a stock option and a restricted stock award, each covering 400,000 shares of common stock, and a CPU award covering 353,259 units. The vesting schedules of these awards are described above. In determining the equity component of Mr. Sulat’s compensation, the Compensation Committee evaluated the value of this equity compensation against our peer group and determined that Mr. Sulat’s equity award approximated the 63rd percentile of the chief executive officers in our then current peer group. In awarding Mr. Sulat equity compensation above the 50th percentile of our peer group, the Compensation Committee considered, among other things, the fact that the stock options, shares of restricted stock and CPUs granted to Mr. Sulat were intended to represent a one-time grant of equity under the long-term incentive plan to provide appropriate retention incentives through the four-year vesting period of these awards. The Compensation Committee also considered the fact that Mr. Sulat assumed the dual responsibilities of Chief Executive Officer and Chief Financial Officer and that Mr. Sulat’s change of control agreement (described below) provides for significantly less severance benefits than the arrangements with our former executive officers and the comparable arrangements with chief executive officers in our peer group of companies. For illustrative purposes only, assuming a settlement of the CPU awards on December 31, 2012, the aggregate potential value of Mr. Sulat’s CPU award would have been approximately $419,185, which amount could have been settled in shares of Maxygen common stock and/or cash.

Mr. Sulat has not been granted any new equity awards since the 2009 grants and the Compensation Committee is not currently expecting to grant additional equity awards to Mr. Sulat during the vesting period of his current long-term incentive awards, but may do so if it determines it is in our best interests.

Compensation for Mr. Borkholder

For 2012, the Compensation Committee approved an annual base salary of $264,000 for Mr. Borkholder, reflecting an increase of approximately 3.25% over his 2011 base salary. In awarding the increased salary, the Compensation Committee primarily considered the fact that the increase was consistent with the overall salary pool increase for all other employees. The Compensation Committee also considered available data from our peer group reflecting that Mr. Borkholder’s 2011 base salary was consistent with the salaries of the general counsels in our peer group. The Compensation Committee also awarded Mr. Borkholder a cash bonus of $66,000 for 2012, representing 100% of Mr. Borkholder’s target bonus. In determining Mr. Borkholder’s bonus award, the Compensation Committee established a company-wide bonus pool percentage of 100%, based on the accomplishment of specific goals under our bonus plan, including the receipt of the $30.0 million payment from Bayer and our distribution of approximately $100.0 million in cash to our stockholders, and a personal performance factor for Mr. Borkholder of 100%.

For 2013, the Compensation Committee approved an annual base salary of $273,250 for Mr. Borkholder, reflecting an increase of approximately 3.5% over his 2012 base salary. In awarding the increased salary, the Compensation Committee primarily considered the fact that the increase was consistent with the overall salary pool increase for all other employees. For 2013, Mr. Borkholder also remains eligible for an annual bonus award under the 2013 bonus plan of between 0% and 35% of his base salary, with a bonus target of 25%.

As part of the long-term incentive plan we established in September 2009, Mr. Borkholder was granted a stock option and a restricted stock award, each covering 65,000 shares of common stock, and a CPU award covering 119,217 units. In connection with his promotion to General Counsel in January 2011, the Compensation Committee also approved the grant to Mr. Borkholder of a stock option award and a restricted stock award, each covering 20,000 shares of common stock, and a CPU award covering 24,752 units. The stock option award has an exercise price of $4.04, which was the closing price of our common stock on the Nasdaq Global Market on the date of grant, and expires ten years after the date of grant. The vesting schedules of these awards are described above. For illustrative purposes only, assuming a settlement of the CPU awards on December 31, 2012, the aggregate potential value of Mr. Borkholder’s original CPU award would have been approximately $170,000, which amount could have been settled in shares of Maxygen common stock, the property distributed to stockholders (i.e., shares of Codexis common stock) and/or cash.

The Compensation Committee is not currently expecting to grant additional equity awards to Mr. Borkholder during the vesting period of his long-term incentive awards, but may do so if it determines it is in our best interests.

Employment and Change of Control Arrangements

We have entered into change of control agreements with Mr. Sulat and Mr. Borkholder. We also entered into a letter agreement with Mr. Sulat in connection with his initial employment as our Chief Executive Officer and Chief Financial Officer in September 2009.

The Compensation Committee periodically conducts a review of competitive data provided by internally prepared reports, as well as potential costs to us of change of control agreements under various potential termination scenarios. However, payments which an executive officer would be entitled to receive under the change of control agreements historically have not been considered by the Compensation Committee when making annual compensation decisions for the executive officers and generally do not factor into decisions made by the Compensation Committee regarding other compensation elements. Rather, these arrangements are stand-alone agreements designed to promote stability and continuity of senior management and to balance the need for an executive officer’s personal financial security with the need to act in the best interest of our stockholders in a situation involving a potential change of control of our company.

Employment Arrangement with Mr. Sulat. In connection with his appointment as our Chief Executive Officer and Chief Financial Officer, Mr. Sulat executed an offer letter from us on September 22, 2009 that outlined the initial terms of his employment, including his compensation package, which consisted of the following elements: (i) an initial annual base salary of $525,520 (which remained unchanged for 2010 and was increased by the Compensation Committee to $541,000 for 2011 and to $558,600 for 2012); (ii) an annual cash incentive bonus opportunity of up to 100% of annual base salary with a target level of 50% of base salary; (iii) equity awards consisting of a stock option to purchase 400,000 shares of our common stock, with an exercise price equal to $6.53 (the fair market value of our common stock on September 22, 2009), 400,000 shares of restricted stock; and 353,259 CPUs, each subject to the vesting schedules described above; (iv) certain relocation benefits of up to $100,000; and (v) employee benefits generally available to all employees. Mr. Sulat’s employment with us is on an at-will basis, and the term of employment is unspecified. Actual bonus amounts are determined by the Board, in its sole discretion, based on company and individual performance.

Change of Control Agreements. Our Board has approved the terms of a change of control agreement between us and each of Mr. Sulat and Mr. Borkholder. Under the change of control agreements, in the event of a termination of either officer’s employment without “cause” or a resignation by either officer with “good reason,” in each case within 18 months following a “change of control” (as each such term is defined in the change of control agreement), the individual will be entitled to receive (i) a lump sum payment equal to one year of his then-current base salary; (ii) continuation of health benefits for up to 12 months; and (iii) the payment of his target bonus amount for the year in which his employment is terminated.

Additional information regarding the material terms and potential or actual payments under these employment and change of control arrangements referenced above is provided in the section titled “Potential Payments Upon Termination or Change of Control” on page 16.

Severance Arrangements

Except for the employment and change of control arrangements referenced above, neither of our current executive officers have any other arrangements that provide for payment of severance benefits or other benefits upon termination (except for accrued vacation and similar benefits otherwise payable to all employees upon a termination).

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its Chief Executive Officer and any other of its four most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the company and its stockholders, after taking into consideration changing business conditions and the performance of its employees. Compensation paid to our executives has historically met the annual compensation limit of Section 162(m).

Section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code imposes additional significant taxes in the event that a named executive officer, director or other service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain a traditional nonqualified deferred compensation plan, Section 409A applies to a variety of benefits plans and compensation arrangements. We intend to design and administer our compensation and benefits plans and arrangements for all of our employees, including executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the Internal Revenue Service, we are currently operating such plans in compliance with Section 409A of the Internal Revenue Code. Pursuant to that regulatory guidance, we have also amended our plans and arrangements to either make them exempt from, or have them comply with, Section 409A.

Summary Compensation Table

The following table sets forth the compensation paid or awarded to each of our named executive officers for services rendered in 2012, 2011 and 2010, as applicable.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
James Sulat(4) Chief Executive Officer, Chief Financial Officer and Director	2012	$536,259	$—	$—	$—	$223,440	$14,814	$774,512
	2011	$484,954	$—	$—	$—	$194,760	$—	$679,714
	2010	$525,520	$—	$—	$—	$250,000	$—	$775,520
John Borkholder(5) General Counsel & Secretary	2012	$264,000	$—	$—	$—	$66,000	$13,040	$343,040
	2011	$255,700	$—	$80,800	$47,816	$56,254	$500	$441,070

(1)	Except as otherwise noted, amounts represent aggregate grant date fair value for equity awards granted to the named executive officers in the applicable year, as computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification, or FASB ASC, Topic 718. See Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards. These amounts reflect the fair value of such awards for accounting purposes and do not reflect compensation actually received, or the actual value that may be realized by, the named executive officer.
(2)	Represents bonus awards made to the named executive officers under the annual cash bonus plan.
(3)	The components of the “All Other Compensation” column for 2012 reflect, in the case of Mr. Sulat, $11,250 in matching contributions under our 401(k) plan and $3,564 in life insurance premiums paid by us for group term life insurance, and, in the case of Mr. Borkholder, $8,500 in matching contributions under our 401(k) plan, $4,000 in contributions made by us under our health savings account plan and $540 in life insurance premiums paid by us for group term life insurance. The components of the “All Other Compensation” column for 2011 reflect, in the case of Mr. Borkholder, a reimbursement of health club expenses in the amount of $385 and a tax gross up of $115 in connection with such expenses.
(4)	Mr. Sulat was appointed as our Chief Executive Officer and Chief Financial Officer effective October 1, 2009 at an annual base salary of $525,520. Mr. Sulat remains a director, but no longer receives compensation for his service on the Board. The amounts set forth in the “Salary” column for 2012 and 2011 are based upon Mr. Sulat’s annual base salary of $558,600 for 2012 and $541,000 for 2011, in each case offset by amounts deducted from his salary for vacation time that was not accrued during the year.
(5)	Mr. Borkholder was appointed as our General Counsel and Secretary effective January 1, 2011.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the plan-based awards granted to each of our named executive officers during 2012.

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum
James Sulat Chief Executive Officer, Chief Financial Officer and Director	—	—	$0	$279,300	$558,600	—	—	—	—
John Borkholder General Counsel & Secretary	—	—	$0	$66,000	$92,400	—	—	—	—

(1)	Represents possible bonus awards for 2012 under the annual cash bonus plan of Maxygen. The actual amounts bonus amounts paid to the named executive officers for 2012 are set forth in the Summary Compensation Table on page 13.

See the section titled “Compensation Discussion and Analysis” above for a complete description of our compensation policies and plans pursuant to which the amounts listed under the Summary Compensation Table and Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at December 31, 2012 of each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date(1)		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
James R. Sulat	20,000	—	—	$10.69	10/07/2013	(2)	75,000	(3)	$560,502	(4)
Chief Executive Officer, Chief Financial Officer and Director	5,000	—	—	$9.78	06/22/2014	(5)	353,259	(6)	$419,185	(6)
	5,000	—	—	$7.21	06/07/2015	(7)
	30,000	—	—	$7.08	11/29/2015	(2)
	5,000	—	—	$7.27	05/30/2016	(8)
	5,000	—	—	$9.81	05/30/2017	(9)
	17,500	—	—	$5.89	05/30/2018	(10)
	325,000	75,000	—	$6.53	09/22/2019	(11)
John Borkholder	60,000	—	—	$7.54	12/01/2015		26,188	(3)	$175,925	(4)
General Counsel & Secretary	7,000	—	—	$10.64	01/03/2017		143,969	(6)	$170,000	(6)
	7,000	—	—	$8.66	07/02/2017
	3,125	—	—	$8.06	01/02/2018
	1,500	—	—	$7.29	02/01/2018
	8,125	—	—	$6.49	04/01/2018
	8,125	—	—	$3.51	07/01/2018
	8,125	—	—	$4.05	10/01/2018
	52,812	12,188	—	$6.53	09/22/2019	(11)
	5,000	15,000	—	$4.04	01/03/2021	(11)

(1)	Unless otherwise indicated, options vest and become exercisable as to 1/4 of the underlying shares on the first anniversary of the grant date or vesting commencement date and as to 1/48 of the underlying shares on a monthly basis thereafter.
(2)	Option vested and became exercisable in four installments over a four-year period beginning on the first anniversary of the grant date.
(3)	Represents restricted stock award that vested or vests as to 10% of the shares subject to each award on the first anniversary of the grant date (September 22, 2009), quarterly thereafter until the second anniversary of the grant date as to 20% of the shares subject to each award, quarterly thereafter until the third anniversary of the grant date as to 45% of the shares subject to each award, and quarterly thereafter until the fourth anniversary of the grant date as to the remaining 25% of the shares subject to the award.
(4)	The market value of the applicable award was calculated based on the closing sale price of $2.46 per share of our common stock on December 31, 2012, plus the value on such date of any qualifying distributions or dividends payable on shares of restricted stock and releasable upon the accelerated vesting of such shares.
(5)	Option vested and became exercisable in full on June 22, 2005.
(6)	Represents a CPU award granted under the 2006 Plan and assumes vesting and settlement of the applicable award on December 31, 2012. The market value of the applicable award was calculated based on the closing sale price of $2.46 per share of our common stock on December 31, 2012, the fair market value of all qualifying dividends and distributions on such date and the number and exercise price of all applicable outstanding stock option awards held by the individual as of such date. See “Compensation Discussion and Analysis—Components of Executive Compensation—Equity Incentive Program—Long-Term Incentive Plan—Contingent Performance Units.”

(7)	Option vested and became exercisable in full on June 7, 2006.
(8)	Option vested and became exercisable in full on May 30, 2006.
(9)	Option vested and became exercisable in full on May 30, 2007.
(10)	Option vested and became exercisable in full on May 30, 2008.
(11)	Option vested or vests as to 10% of the shares subject to each award on the first anniversary of the grant date, quarterly thereafter until the second anniversary of the grant date as to 20% of the shares subject to each award, quarterly thereafter until the third anniversary of the grant date as to 45% of the shares subject to each award, and quarterly thereafter until the fourth anniversary of the grant date as to the remaining 25% of the shares subject to the award.

Option Exercises and Stock Vested Table

The following table includes certain information with respect to shares of common stock received by our named executive officers during 2012 upon the exercise of options and the vesting of restricted stock awards during 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
James R. Sulat	—	—	160,000	$1,225,172
Chief Executive Officer, Chief Financial Officer and Director
John Borkholder	—	—	30,000	$223,211
General Counsel & Secretary

(1)	As described further below, amounts represent the aggregate value of shares of common stock underlying restricted stock awards that were released to the executive officer upon vesting, plus, if applicable, the value of any qualifying distributions or dividends payable on such shares and released upon the vesting dates. In December 2010, we distributed substantially all of the shares of Codexis common stock we held, together with approximately $30.0 million in cash, to our stockholders by way of pro rata special distributions. In September 2012, we distributed approximately $100.0 million in cash to our stockholders by way of a pro rata special distribution. As a result of these distributions, for each outstanding share of our common stock, including shares of common stock underlying unvested restricted stock awards held by our executive officers at the time of the distribution, our stockholders have received 0.187039 of a share of Codexis common stock, cash in lieu of any fraction of a Codexis share that they would have otherwise received in the distribution and up to $4.60 in cash. Accordingly, the value realized upon the vesting of stock awards set forth in the table above reflects the aggregate dollar amount realized upon vesting by multiplying the number of shares of Maxygen common stock by the market value of the underlying the shares on each applicable vesting date, plus, if applicable, (i) the aggregate dollar value of the Codexis, Inc. common stock released upon vesting of the associated restricted stock and an amount representing the cash paid in lieu of each fractional share of Codexis common stock (in each case calculated by multiplying the number of shares (fraction of a share) of Codexis, Inc. common stock by the market value of the such shares on each applicable release date) and (ii) up to $4.60 in cash per share released for each share of restricted stock released on the applicable vesting date.

Potential Payments Upon Termination or Change of Control

We have typically entered into change of control agreements with each of our executive officers. The change of control agreements provide the executive officers with protection of certain benefits in case of a termination of his or her employment with us in connection with a change of control of the Company (as defined in the change of control agreements).

Change of Control Agreements

We have entered into change of control agreements with Mr. Sulat and Mr. Borkholder. Under the change of control agreements, a change of control occurs upon:

•	a dissolution or liquidation of the company, a sale of all or substantially all the assets of the company;

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

Under the change of control agreements, if a change of control occurs and, within eighteen (18) months following the change of control (except as described below), either (x) the company terminates the executive officer’s employment other than for cause, disability (as each term in defined in the change of control agreements) or death or (y) the executive officer terminates his employment with the company voluntarily with “good reason” (as defined in the change of control agreements), then in each case (subject to the executive officer entering into a release of claims in favor of the company), the executive officer is eligible to receive the following payments and benefits:

•

a lump sum payment equal to his yearly base salary in effect on the date of termination (without giving effect to any reduction in base salary subsequent to a change of control that constitutes good reason);

•

each of his outstanding equity awards will have their vesting schedule accelerated in full as of the date of termination and the post-termination exercise period of his outstanding stock options and other awards will automatically be extended to their full original term;

•

if on the date of termination the executive officer is covered by any company-paid health, disability, accident and/or life insurance plans or programs, the company will provide to him benefits substantially similar to those that he was receiving immediately prior to the date of termination for up to one (1) year; and

•

the executive officer will also be eligible for and receive a full bonus for the calendar year in which his employment terminates, which will not be less than his target bonus amount regardless of the effective date of his termination.

If a change of control occurs and, within eighteen (18) months following the change of control (except as described below), the executive officer’s employment with the company is terminated as a result of death or disability, then in each case:

•

each of his outstanding equity awards will have their vesting schedule accelerated such that vesting shall occur as if the vesting had occurred on a monthly basis from the last date of vesting to the date of termination; and

•	the company will provide him and his or her family, if applicable, with health, disability, accident and/or life insurance benefits as described above.

For the purposes of the change of control agreements, “cause” means the executive officer’s: (i) willful and continued failure to substantially perform his duties; (ii) commission of a felony (other than a traffic-related offense) that in the written determination of the company is likely to cause or has caused material injury to the company’s business; (iii) dishonesty with respect to a significant matter relating to the company’s business; or (iv) an uncured material breach of any agreement by and between the executive officer and the company. For the purposes of the change of control agreement, “good reason” means: (i) any material reduction of the executive officer’s duties, authority or responsibilities relative to his duties, authority, or responsibilities as in effect immediately before such reduction; (ii) a material reduction by the company in the executive officer’s base compensation, as in effect immediately before such reduction; (iii) a material change in the geographic location at which the executive officer must perform his duties; or (iv) a material breach by the company of any provision of the change of control agreement.

The change of control agreements provide that in the event that the severance, acceleration of stock options and other benefits payable to the executive officer described above constitute “parachute payments” within the meaning of Section 280G (as it may be amended or replaced) of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 (as it may be amended or replaced) of the Internal Revenue Code, then the executive officer’s benefits shall be either delivered in full, or delivered as to such lesser extent that would result in no portion of such benefits being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax, results in the receipt by the executive officer on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under the excise tax.

Prior to a change of control of the company, the right to receive benefits under the change of control agreement will automatically terminate on the date upon which the executive officer ceases to be an executive officer, for any reason or no reason, as evidenced by his written resignation, by action of the Board removing such executive officer as an executive officer or otherwise.

We intend these change of control and severance arrangements to comply with requirements of Section 409A of the Internal Revenue Code and have designed the agreements to ensure that the arrangements are either exempt from, or satisfy the requirements of, Section 409A.

Estimated Potential Payments

The table below sets forth the estimated current value of potential payments and benefits to each of the named executive officers under the change of control and severance arrangements described above. In the case of Mr. Sulat and Mr. Borkholder, the amounts shown assume that the triggering events occurred on December 31, 2012. The amounts shown below do not include (i) benefits earned during the term of the named executive officer’s employment that are available to all employees, such as accrued vacation and (ii) benefits paid by insurance providers under life and disability policies. The actual amounts or value to be paid to or received by the executive officer can only be determined at the time of such executive officer’s separation from the company or the at the time of actual receipt of benefits.

Triggering Event		Potential Payment or Benefit
		Mr. Sulat(1)	Mr. Borkholder(1)
Termination by Company Without Cause or by Executive for Good Reason	Cash payment(2)	$837,900	$330,000
	Acceleration of unvested equity awards(3)	$979,687	$345,925
	Continuing health, disability, accident and/or life insurance benefits(4)	$46,824	$18,312

	Total	$1,864,411	$694,237
Termination Due to Death or Disability	Cash payment(2)	$—	$—
	Acceleration of unvested equity awards(3)	$979,687	$345,925
	Continuing health, disability, accident and/or life insurance benefits(4)	$46,824	$18,312

	Total	$1,026,511	$364,237

(1)	Reflects estimated current value of potential payments and benefits to each of Mr. Sulat and Mr. Borkholder upon a qualifying termination of employment within 18 months following a change of control under the executive officer’s change of control agreement.
(2)	Amount reflects the annual base salary of each executive officer as of December 31, 2012, plus his full target bonus for 2012.
(3)	For Mr. Sulat, reflects the intrinsic value of 75,000 shares of restricted common stock that would have become vested before the applicable stated vesting date as a result of a qualifying termination. For Mr. Borkholder, reflects the intrinsic value of 26,188 shares of restricted common stock that would have become vested before the applicable stated vesting date as a result of a qualifying termination. The intrinsic value of each accelerated share of restricted stock is the closing price of our common stock on December 31, 2012 ($2.46). Amounts also include the value (as of December 31, 2012) of any qualifying distributions or dividends payable on shares of restricted stock and releasable upon the accelerated vesting of such shares. Amount also reflects the accelerated settlement of Mr. Sulat’s and Mr. Borkholder’s CPU awards as of December 31, 2012. As of December 31, 2012, neither Mr. Sulat nor Mr. Borkholder held any unvested stock options at an exercise price less than $2.46.
(4)	Reflects the estimated cost of premiums for 12 months under COBRA for group medical, dental and vision coverage, based on the premiums in effect at December 31, 2012.

Director Compensation

Non-employee directors of the Company are paid (i) an annual retainer fee of $40,000; (ii) an annual retainer fee of $20,000 for service as chairperson of the Audit Committee of the Board, if applicable; (iii) an annual retainer fee of $15,000 for service as chairperson of any committee of the Board other than the Audit Committee, if applicable; (iv) an annual retainer fee of $5,000 for service as a member (but not the chairperson) of any committee of the Board, if and as applicable; (v) a meeting fee of $5,000 per meeting of the Board; (vi) a meeting fee of $1,000 per special or telephonic meeting of the Board of limited duration; and (vii) a meeting fee of $1,000 per meeting of a committee of the Board (including meetings of any special or ad hoc committee of the Board).

Non-employee members of the Board also receive nondiscretionary, automatic grants of 15,000 restricted shares of common stock of the Company on the date that the Board member first is appointed or elected to the Board. In addition, non-employee members of the Board receive nondiscretionary, automatic grants of 10,000 restricted shares of common stock of the Company each year on the date of the first meeting of the Board immediately following each annual meeting of stockholders of the Company (even if held on the same day as any such annual meeting of stockholders of the Company); provided, however, that the Board member is not an employee of the Company as of any such date.

Both the initial and annual awards of restricted shares of common stock of the Company to non-employee members of the Board are made under the Company’s 2006 Equity Incentive Plan, or 2006 Plan, and subject to the non-employee Board member’s continuous service to the Company, will vest as to 25% of the shares subject to the award each year on the first four anniversaries of the grant date; provided, however, that all shares subject to an award will immediately vest upon occurrence of a change in control or dissolution of the Company.

From time to time, the Board also approves the grant of additional equity awards to individual directors. In May 2008, the Board approved the grant of a restricted stock unit award covering 60,000 shares of Company common stock to Mr. Isaac Stein in his capacity as Chairman of the Board. This award was subject to the same terms and conditions applicable to the restricted stock unit awards granted to Company employees and became fully vested on November 30, 2009. In addition, on September 22, 2009, the Board authorized and approved special one-time grants of equity awards under the 2006 Plan to Mr. Stein and each non-employee member of the Board. Each non-employee member of the Board received (i) options to purchase 20,000 shares of common stock of the Company; (ii) 20,000 restricted shares of common stock of the Company; and (iii) contingent performance units, or CPUs, in the following amounts:

Name	CPU Award (# units)
Louis Lange	64,388
Kenneth Lee	15,314
Ernest Mario	40,669
Gordon Ringold	40,669

Mr. Stein was awarded (i) an option to purchase 200,000 shares of common stock of the Company, (ii) 200,000 restricted shares of common stock of the Company, and (iii) 290,813 CPUs. These awards are subject to the same terms and conditions applicable to the awards granted to Company employees on such date, with 10% of the shares subject to the option and restricted stock awards vesting on the first anniversary of the grant date, quarterly thereafter until the second anniversary of the grant date as to 20% of the shares subject to the awards, quarterly thereafter until the third anniversary of the grant date as to 45% of the shares subject to the awards, and quarterly thereafter until the fourth anniversary of the grant date as to the remaining 25% of the shares subject to the awards; provided, however, that all shares subject to the award will immediately vest upon occurrence of a change in control or dissolution of the Company. The stock options had an exercise price of $6.53, which was the closing price of our common stock on the Nasdaq Global Market on the date of grant, and expire ten years after the date of grant.

In addition to the compensation paid or awarded to Mr. Stein for his services as a member of the Board and Executive Chairman of the Board, in 2006 the Company entered into a consulting agreement with Waverley Associates, Inc., or Waverley, a private investment firm for which Mr. Stein is the president and sole stockholder. Under this consulting arrangement, the Company pays consulting fees to Waverley and granted Mr. Stein an option to purchase shares of the Company’s common stock. See “Related Party Transactions” included in Item 13 of this report. The amounts paid to Waverley in 2012 under the consulting agreement are included in the Director Compensation table below. Effective September 22, 2009, Mr. Stein no longer receives additional compensation for his service as a director.

2012 Director Compensation Table

The following table shows compensation paid, earned or awarded to each member of our Board for 2012.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total
Isaac Stein, Executive Chairman	$—	$—	$—	$650,496	(2)	$650,496
James R. Sulat(3)	$—	$—	$—	$—		$—
Louis G. Lange	$93,000	$58,900	$—	$—		$151,900
Kenneth B. Lee, Jr.	$100,000	$58,900	$—	$—		$158,900
Ernest Mario	$95,000	$58,900	$—	$—		$153,900
Gordon Ringold	$85,500	$58,900	$—	$—		$143,900

(1)

Represents the aggregate grant date fair value of shares of restricted stock awards granted to the director in 2012 computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification, or FASB ASC, Topic 718. See Note 1 of the consolidated financial statements in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards. These amounts reflect the fair value of these awards for accounting purposes and do not represent the actual compensation received, or the actual value that may be realized, by the director. Aggregate stock option and restricted stock awards held by each of our directors as of December 31, 2012 is set forth below:

Name	Aggregate Option Awards Outstanding as of December 31, 2012	Aggregate Stock Awards Outstanding as of December 31, 2012
Isaac Stein, Executive Chairman	492,500	37,500
James R. Sulat	487,500	75,000
Louis G. Lange	92,500	28,750
Kenneth B. Lee, Jr.	20,000	28,750
Ernest Mario	62,500	28,750
Gordon Ringold	62,500	28,750

In addition, the compensation amounts above do not include any amounts attributable to the CPU awards granted to each director in September 2009. As the CPUs are accounted for as liability awards, the Company re-measures the fair value of such awards at each reporting date, and records compensation expense utilizing a straight-line attribution method. For illustrative purposes only, assuming a settlement of the CPUs on December 31, 2012, the aggregate potential value of the CPU awards granted to Messrs. Stein, Sulat, Lange, Lee, Mario and Ringold would have been approximately $219,000, $419,000, $59,000, $19,000, $49,000 and $49,000, respectively, which amounts could have been settled by the Company in shares of Maxygen common stock and/or cash. For additional information regarding the CPU awards, see “Compensation Discussion and Analysis—Components of Executive Compensation—Long-Term Equity Plan—Contingent Performance Units.”

(2)	Represents (i) $600,000 paid to Waverley during 2012 pursuant to the above referenced consulting agreement with Waverley and (ii) $50,496 representing the Company’s portion of insurance premiums for medical, dental and vision coverage under the Company’s group policies. Effective September 22, 2009, Mr. Stein no longer receives additional compensation for his service as a director.

(3)	Mr. Sulat was appointed our Chief Executive Officer and Chief Financial Officer effective October 1, 2009. As a result, his compensation is set forth in the Summary Compensation Table on page 13. Effective upon such appointment, Mr. Sulat no longer receives additional compensation for his service as a director.

Compensation Committee Interlocks and Insider Participation

During 2012, Ernest Mario, Louis Lange, Kenneth Lee and Gordon Ringold served as members of the Company’s Compensation Committee. They have no relationship with the Company other than as directors and stockholders. During 2012, no executive officer of the Company served as a director, or as a member of any compensation committee, of any other for-profit entity that had an executive officer that served on the Board of Directors or Compensation Committee of the Company.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COMPENSATION COMMITTEE

Ernest Mario (Chairman)
Louis G. Lange
Kenneth B. Lee, Jr.
Gordon Ringold

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2012:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	1,682,126		$7.34	(1)	4,722,119
1997 Stock Option Plan(2)	2,588,750		$8.71		—
1999 Nonemployee Directors Stock Option Plan(3)	165,000		$8.46		—
1999 Employee Stock Purchase Plan	—	(4)	—	(4)	1,446,179	(4)
All plans approved by security holders	4,435,876		$8.18		6,168,298
Equity compensation plans not approved by security holders
2000 Non-Officer Stock Option Plan(5)	511,867		$8.66		—
2000 International Stock Option Plan(6)	98,283		$8.85		—
All plans not approved by security holders	610,150		$8.69		—
Total	5,046,026		$8.24		6,168,298

(1)	Does not take into account restricted stock awards and contingent performance units (CPUs) granted under our 2006 Equity Incentive Plan.
(2)	The 1997 Stock Option Plan was terminated as to new awards on May 30, 2006 in connection with stockholder approval of the 2006 Equity Incentive Plan, although stock options remain outstanding under such plan.
(3)	The 1999 Nonemployee Directors Stock Option Plan expired on September 29, 2009, although stock options remain outstanding under such plan.
(4)	Under the 1999 Employee Stock Purchase Plan, participants are permitted to purchase our common stock at a discount on certain dates through payroll deductions within a pre-determined purchase period. Accordingly, these numbers are not determinable. In addition, as of September 1, 2009, we suspended all future employee purchases of our common stock under the 1999 Employee Stock Purchase Plan.
(5)	The 2000 Non-Officer Stock Option Plan expired on December 6, 2010, although stock options remain outstanding under such plan.
(6)	The 2000 International Stock Option Plan was terminated as to new awards on February 29, 2008 in connection with the cessation of operations at Maxygen ApS, the Company’s Danish subsidiary, although stock options remain outstanding under such plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2013 by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person known by us to own more than 5% of our common stock.

Percentage of ownership is based upon 27,792,520 shares outstanding as of March 31, 2013. All shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2013 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, the address of each individual listed in the table is c/o Maxygen, Inc., 411 Borel Avenue, Suite 616, San Mateo, California 94402.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
BlackRock, Inc.(1)	3,013,891	10.8
40 East 52nd Street New York, NY 10022 United States of America
Dimensional Fund Advisors LP(2)	2,382,955	8.6
Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746 United States of America
James R. Sulat(3)	798,399	2.8
John Borkholder(4)	255,395	*
Isaac Stein(5)	971,272	3.4
Louis G. Lange(6)	150,000	*
Kenneth B. Lee, Jr.(7)	81,500	*
Ernest Mario(8)	122,964	*
Gordon Ringold(9)	417,562	1.5
All current directors and executive officers as a group (7 persons)(10)	2,797,092	9.6

*	Less than 1% of Maxygen’s outstanding common stock.
(1)	Based solely upon Amendment No. 4 to Schedule 13G filed with the SEC on February 8, 2013.
(2)	Based solely upon Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2013. According to the Schedule 13G, Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of Maxygen that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Maxygen held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds and Dimensional disclaims beneficial ownership of such securities. As set forth in the Schedule 13G, Dimensional has sole voting power with respect to 2,336,968 shares and sole dispositive power with respect to 2,382,955 shares.
(3)	Includes 899 shares held by the Maxygen 401(k) Plan, 50,000 shares of restricted stock that have not yet vested and 437,500 shares that are subject to options that are exercisable within 60 days of March 31, 2013.
(4)	Includes 279 shares held by the Maxygen 401(k) Plan, 19,875 shares of restricted stock that have not yet vested and 168,125 shares that are subject to options that are exercisable within 60 days of March 31, 2013.
(5)	Includes 25,000 shares of restricted stock that have not yet vested, 222,706 shares held by the Stein 1995 Revocable Trust, of which Mr. Stein is a trustee and 467,500 shares that are subject to options that are exercisable within 60 days of March 31, 2013.
(6)	Includes 27,500 shares of restricted stock that have not yet vested and 90,000 shares that are subject to options that are exercisable within 60 days of March 31, 2013.
(7)	Includes 27,500 shares of restricted stock that have not yet vested and 17,500 shares that are subject to options that are exercisable within 60 days of March 31, 2013.
(8)	Includes 27,500 shares of restricted stock that have not yet vested and 60,000 shares that are subject to options that are exercisable within 60 days of March 31, 2013.

(9)	Includes 27,500 shares of restricted stock that have not yet vested, 256,496 shares held by the Gordon Ringold and Tanya Zarucki Trust, of which Dr. Ringold is a trustee and 60,000 shares that are subject to options that are exercisable within 60 days of March 31, 2013.
(10)	Includes shares included pursuant to notes (3)-(9).

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Consulting Arrangement with Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as Executive Chairman of our Board. Pursuant to the terms of the agreement, Waverley makes the consulting services of Mr. Stein available to assist the Company and its affiliates and their respective management, employees and agents regarding the business of the Company. On September 22, 2009, the Board approved an amendment to the consulting agreement to increase the consulting fees payable by the Company to Waverley from $24,166 per month to $50,000 per month. In addition, pursuant to the terms of the agreement, the Company previously granted Mr. Stein an option to purchase 250,000 shares of the Company’s common stock. The option has an exercise price of $8.29 per share and became fully vested and exercisable in May 2007. The option was granted under and is subject to the terms of the Company’s 1997 Stock Option Plan and a related stock option agreement. The consulting agreement provides for the automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Effective September 22, 2009, Mr. Stein no longer receives additional compensation for his service as a director. The amount paid to Waverley under the consulting agreement during 2012 is set forth above in the Director Compensation table included in Item 11 of this report.

Change of Control Arrangements

We have entered into change of control agreements and retention and severance arrangements with our executive officers. Information regarding the material terms and potential payments under such agreements for each named executive officer is provided in the section titled “Potential Payments Upon Termination or Change of Control” included in Item 11 of this report.

Indemnity Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Policies and Procedures

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

Board Independence

As required under the listing standards of the Nasdaq Global Market and our Corporate Governance Guidelines, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by the Board. Our Corporate Governance Guidelines require that, on an annual basis, each director complete a Director and Officer Questionnaire identifying any transactions with us in which the director or their family members have an interest. Consistent with these considerations, after review of the Director and Officer Questionnaires and all relevant information regarding transactions or relationships between each director or their family members, and the Company, our executive officers and our independent auditors, the Board has affirmatively determined that all of our current directors, except for Mr. Sulat, our Chief Executive Officer and Chief Financial Officer, and Mr. Stein, the Executive Chairman of the Board, are “independent” within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of the directors, except for Mr. Sulat and Mr. Stein, had a relationship with the Company other than as a director and stockholder. Mr. Sulat is not independent based on his service as our Chief Executive Officer and Chief Financial Officer. Mr. Stein is not independent by virtue of the consulting arrangement between us and Waverley Associates, Inc., a private investment firm of which Mr. Stein is the president and sole stockholder. See “Related Party Transactions” above.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2012, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2011	2012
Audit fees(1)	$628,708	$337,040
Audit related fees(2)	1,995	5,195
Tax fees(3)	27,205	16,000

Total	$657,908	$358,235

(1)	Audit fees consisted of professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and internal control over financial reporting, review of unaudited interim financial statements included in the Company’s quarterly reports on Form 10-Q and consultation regarding financial accounting and reporting standards.
(2)	Audit related fees consisted of subscription fees for Ernst & Young LLP’s online research service and due diligence related to strategic evaluations.
(3)	Tax fees consisted of consultations in connection with certain tax planning studies.

The Audit Committee has determined that the rendering of non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will discuss with the Audit Committee the services expected to be rendered by the independent registered public accounting firm during that year for each of four categories of services.

1. Audit services include audit work performed with respect to the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consultation regarding the proper application of financial accounting and/or reporting standards.

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

The Audit Committee pre-approved all audit related services rendered in 2012 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following documents are being filed as part of this report:

Report of Independent Registered Public Accounting Firm*

Consolidated Balance Sheets*

Consolidated Statements of Operations and Comprehensive Income*

Consolidated Statements of Stockholders’ Equity*

Consolidated Statements of Cash Flows*

Notes to Consolidated Financial Statements*

15(a)(2) Financial Statement Schedules. Financial statement schedules have been omitted because they are either presented elsewhere, are inapplicable or are immaterial as defined in the instructions.

15(a)(3) Exhibits.

See attached Exhibit Index.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 12, 2013, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

April 19, 2013	By:	/S/ JAMES R. SULAT
James R. Sulat
Chief Executive Officer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Series A Preferred Unit Purchase Agreement, dated as of May 16, 2011, between Maxygen, Inc., Astellas Bio Inc. and Perseid Therapeutics LLC	8-K	000-28401	2.1	5/20/2011

2.2+	Technology Transfer Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC	10-Q/A	000-28401	2.1	1/9/2009

2.2.1+	Intellectual Property Cross License Agreement, dated as of July 1, 2008, by and among Maxygen, Inc., Maxygen Holdings Ltd., Maxygen ApS and Bayer HealthCare LLC	10-Q/A	000-28401	2.1.1	1/9/2009

2.2.2+	License Agreement, dated as of July 1, 2008, by and between Maxygen, Inc. and Bayer HealthCare LLC	10-Q/A	000-28401	2.1.2	1/9/2009

2.3	Asset Purchase Agreement, dated as of October 28, 2010, between Maxygen, Inc., Codexis, Inc. and Codexis Mayflower Holdings, LLC	8-K	000-28401	2.1	8/28/2010

2.3.1	License Agreement, dated as of October 28, 2010, between Maxygen, Inc. and Codexis Mayflower Holdings, LLC	8-K	000-28401	2.1.1	8/28/2010

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-28401	3.1	8/14/2000

3.2	Amended and Restated Bylaws	8-K	000-28401	3.1	9/07/2007

4.1	Specimen Common Stock Certificate	S-1	333-89413	4.1	11/22/1999

*10.1	Form of Executive Officer and Director Indemnification Agreement	S-1	333-89413	10.7	10/20/1999

*10.2	Offer Letter to James Sulat dated September 22, 2009	8-K	000-28401	10.1	9/28/2009

*10.3	Form of Executive Officer Change of Control Agreement	8-K	000-28401	10.2	9/28/2009

*10.4	Description of Non-Employee Director Compensation	10-K	000-28401	10.13	3/11/10

*10.5	Consulting Agreement, between Maxygen, Inc. and Waverley Associates, Inc., dated as of April 1, 2006	8-K	000-28401	10.1	4/04/2006

*10.5.1	Letter Agreement (re extension of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of December 19, 2007	10-K	000-28401	10.18.1	3/07/2008

*10.5.2	Letter Agreement (re amendment of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of May 27, 2008	10-Q	000-28401	10.2	8/05/2008

*10.5.3	Letter Agreement (re amendment of Consulting Agreement), between Maxygen, Inc. and Waverley Associates, Inc., dated as of October 13, 2009	10-Q	000-28401	10.4	11/5/09

*10.6	1997 Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.1	8/14/2002

*10.7	1999 Nonemployee Directors Stock Option Plan, as amended, with applicable option agreement	10-Q	000-28401	10.3	8/14/2001

*10.8	1999 Employee Stock Purchase Plan, as amended	10-K	000-28401	10.11	3/21/2001

*10.9	2000 International Stock Option Plan, as amended, with applicable option agreement	10-K	000-28401	10.6	3/25/2002

10.10	2000 Non-Officer Stock Option Plan, as amended, with applicable option agreement	S-8	333-57486	99.3	3/23/2001

*10.11	2006 Equity Incentive Plan (including related form of stock option agreement)	8-K	000-28401	10.4	6/30/2006

*10.11.1	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-28401	10.5	11/5/2009

*10.11.2	Form of Amended and Restated Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan	10-K	000-28401	10.9.1	3/11/2009

*10.11.3	Form of Contingent Performance Unit Award Agreement under 2006 Equity Incentive Plan	10-Q	000-28401	10.6	11/5/09

*10.12	Technology License Agreement, dated as of September 18, 2009, by and between Maxygen, Inc. and Perseid Therapeutics LLC	8-K	000-28401	2.1.2	9/21/2009

**21.1	List of Subsidiaries

**23.1	Consent of Independent Registered Public Accounting Firm

**24.1	Power of Attorney (included on signature page)

**31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Previously filed with the Original Form 10-K filed with the SEC on March 12, 2013, which is being amended hereby.
+	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.