Form 10-Q
period 2013-03-31
MAXYGEN INC
filed 2013-05-03
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 27,792,520 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

INDEX

Part I FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2012 and March 31, 2013 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and March 31, 2013 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosures About Market Risk	14

Item 4: Controls and Procedures	15

Part II OTHER INFORMATION

Item 1: Legal Proceedings	16

Item 1A: Risk Factors	16

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3: Defaults Upon Senior Securities	16

Item 4: Mine Safety Disclosures	16

Item 5: Other Information	17

Item 6: Exhibits	17

SIGNATURES	18

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

•

our ability to estimate and maintain adequate reserves to fund our current and longer term operational requirements, pursue our ongoing strategic evaluation and provide for potential future liabilities and claims, such as liabilities, claims, adjustments, penalties, interest and other amounts resulting from potential future tax audits or from potential future litigation;

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2012 and in this report, including the factors described in the section entitled “Item 1A—Risk Factors” and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. While we may elect to update these forward-looking statements at some point in the future, Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise, except to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$62,784	$61,077
Short-term investments	19,996	19,998
Available-for-sale investment in equity securities	76	61
Prepaid expenses and other current assets	252	279

Total current assets	83,108	81,415
Property and equipment, net	113	100

Total assets	$83,221	$81,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245	$213
Accrued compensation	947	1,295
Distribution payable	1,002	761
Other accrued liabilities	505	333

Total current liabilities	2,699	2,602
Non-current distribution payable	283	264
Other non-current liabilities	52	52
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,512,340 and 27,564,431 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	3	3
Additional paid-in capital	212,008	212,566
Accumulated other comprehensive loss	(172)	(189)
Accumulated deficit	(131,652)	(133,783)

Total stockholders’ equity	80,187	78,597

Total liabilities and stockholders’ equity	$83,221	$81,515

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2013
	(unaudited)
Technology and license revenue	$6	$3
Operating expenses:
Research and development	65	2
General and administrative	2,767	2,151

Total operating expenses	2,832	2,153

Loss from operations	(2,826)	(2,150)
Gain on distribution of equity securities	75	23
Interest and other income (expense), net	179	(4)

Net loss	$(2,572)	$(2,131)
Other comprehensive loss:
Unrealized gains on available-for-sale securities, net of tax	(839)	(17)

Comprehensive loss	$(3,411)	$(2,148)

Basic and diluted net loss per share	$(0.09)	$(0.08)
Shares used in basic and diluted net loss per share calculations	27,232	27,517

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Operating activities
Net loss	$(2,572)	$(2,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	13
Gain on distribution of equity securities	(75)	(23)
Non-cash stock compensation	526	616
Amortization of discount on investments	(1)	(5)
Valuation of stock portion of distribution payable	(165)	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	(27)
Deposits and other non-current assets	124	—
Accounts payable	(4)	(32)
Accrued compensation	(196)	302
Other accrued liabilities	(318)	(172)

Net cash used in operating activities	(2,628)	(1,452)

Investing activities
Purchases of available-for-sale securities	(7,996)	(4,999)
Maturities of available-for-sale securities	—	5,000
Acquisition of property and equipment	(22)	—

Net cash provided by (used in) investing activities	(8,018)	1

Financing activities
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	(17)	(12)
Cash distributions paid to common stockholders	(106)	(244)
Repurchase of common stock	(1,536)	—

Net cash used in financing activities	(1,659)	(256)

Net decrease in cash and cash equivalents	(12,305)	(1,707)
Cash and cash equivalents at beginning of period	154,572	62,784

Cash and cash equivalents at end of period	$142,267	$61,077

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of March 31, 2013, and for the three months ended March 31, 2012 and 2013, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the amounts of the Company and its wholly-owned subsidiary, Maxygen ApS. The Condensed Consolidated Financial Statements also include the amounts of the Company’s former majority-owned subsidiary, Maxygen Holdings LLC (through its dissolution on June 21, 2012), and the Company’s former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012).

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net loss per share computations and the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2012	2013
Numerator:
Net loss	$(2,572)	$(2,131)

Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	27,232	27,517

Basic and diluted net loss per share	$(0.09)	$(0.08)

The total number of shares excluded from the calculations of diluted net loss per share was approximately 5,647,000 options and 523,000 shares of restricted stock at March 31, 2012 and 4,555,000 options and 228,000 shares of restricted stock at March 31, 2013. These securities have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

Comprehensive loss

Comprehensive loss is primarily comprised of net loss, net unrealized gains or losses on available-for-sale securities, net of reclassification adjustments for gains included in net loss, and their related tax effects.

	Three months ended March 31,
	2012	2013
Net loss	$(2,572)	$(2,131)
Changes in unrealized gains on available-for-sale investments	(764)	6
Less: reclassification adjustments for gains included in net loss	75	23

Unrealized gains on available-for-sale investments, net	(839)	(17)

Comprehensive loss	$(3,411)	$(2,148)

The changes in unrealized gain (loss) on available-for-sale investment in equity securities represent the change in fair value of the Codexis, Inc. common stock held by the Company. The reclassification adjustments to changes in unrealized gains on available-for-sale investments include gains associated with the distribution of such common stock in both 2012 and 2013. The shares of Codexis, Inc. common stock being retained by the Company primarily represent shares reserved on behalf of the holders of certain outstanding equity awards.

The components of accumulated other comprehensive loss was as follows (in thousands):

	December 31, 2012	March 31, 2013
Unrealized gains on available-for-sale investments	$80	$63
Foreign currency translation adjustments	(252)	(252)

Accumulated other comprehensive loss	$(172)	$(189)

Stock-Based Compensation

For the three months ended March 31, 2012 and 2013, stock-based compensation expense of $526,000 and $616,000, respectively, was allocated entirely to general and administrative expense.

Stock Options

Stock options are generally scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no stock options granted to employees during each of the three months ended March 31, 2012 and 2013. For the three months ended March 31, 2012 and 2013, stock-based compensation expense associated with stock options was $177,000 and $184,000, respectively.

Restricted Stock Awards

The Company has granted restricted stock awards under its 2006 Equity Incentive Plan (the “2006 Plan”) to certain employees and members of its board of directors. Restricted stock awards are generally scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. The Company did not grant any restricted stock awards in the three months ended March 31, 2012 and 2013. For the three months ended March 31, 2012 and 2013, the Company recognized approximately $451,000 and $386,000, respectively, in stock-based compensation expense within continuing operations, related to its restricted stock awards. At March 31, 2013, the unrecognized compensation cost related to these awards was approximately $1.1 million, which is expected to be recognized on a straight-line basis over the requisite service period through June 2016.

Contingent Performance Units

In September 2009, the Company granted contingent performance units (“CPUs”) under the 2006 Plan to all employees and board members who held options to purchase the Company’s common stock, and since that date the Company has also granted CPUs in connection with the grant of new stock option awards. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any dividends or distributions to the Company’s stockholders. The earned value of any vested CPU will generally be settled in shares of common stock of the Company, but may also be settled entirely in cash. All unvested CPUs remaining following the Settlement Date will expire immediately.

These awards were remeasured at estimated fair value as of March 31, 2013, as required for liability awards. During the three months ended March 31, 2012, approximately $33,000 in cash was paid to settle vested CPUs. No CPUs settled in the three months ended March 31, 2013. The fair value of the remaining CPUs was approximately $1.0 million at March 31, 2013, as determined based on a Monte Carlo simulation using the following assumptions:

	Three months ended March 31, 2012	Three months ended March 31, 2013
Expected dividend yield	0%	0%
Risk-free interest rate range	0.22% – 0.42%	0.12% – 0.29%
Expected life	1.48 – 3.17 years	0.48 – 2.17 years
Expected volatility of Maxygen, Inc. common stock	35.75% to 41.95%	18.87% to 25.35%
Expected volatility of Codexis, Inc. common stock	64.47% to 65.24%	61.71% to 69.70%

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

The Company recognized a credit to compensation expense of approximately $102,000 and a charge of $46,000 in the three months ended March 31, 2012 and 2013, respectively, related to changes in the fair value of the CPU liability within General and administrative expenses. As the CPUs are accounted for as liability awards, the Company re-measures their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

2. Cash Equivalents and Investments

The Company’s cash equivalents and investments as of March 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$61,077	$—	$—	$61,077
U.S. Treasury securities	19,996	2	—	19,998
Available-for-sale investment in equity securities	—	61	—	61

Total	81,073	63	—	81,136
Less amounts classified as cash equivalents	(61,077)	—	—	(61,077)

Total investments	$19,996	$63	$—	$20,059

The Company’s cash equivalents and investments as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$62,784	$—	$—	$62,784
U.S. Treasury securities	19,992	4	—	19,996
Available-for-sale investment in equity securities	—	76	—	76

Total	82,776	80	—	82,856
Less amounts classified as cash equivalents	(62,784)	—	—	(62,784)

Total investments	$19,992	$80	$—	$20,072

At March 31, 2013, all investments had a contractual maturity of less than one year.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$61,077	$61,077	$—	$—
U.S. Treasury securities	19,998	19,998	—	—
Available-for-sale investment in equity securities	61	61	—	—

Total	$81,136	$81,136	$—	$—

Liabilities:
Stock portion of distribution payable	59	59	—	—

Total	$59	$59	$—	$—

	As of December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$62,784	$62,784	$—	$—
U.S. Treasury securities	19,996	19,996	—	—
Available-for-sale investment in equity securities	76	76	—	—

Total	$82,856	$82,856	$—	$—

Liabilities:
Stock portion of distribution payable	75	75	—	—

Total	$75	$75	$—	$—

As of March 31, 2013, the Company held 25,463 shares of Codexis, Inc. common stock, which is reflected on the Company’s Condensed Consolidated Balance Sheet as available-for-sale investment in equity securities for $61,000. As the fair value of the Company’s investment in Codexis, Inc. common stock was based on the $2.39 closing price of such stock on March 28, 2013, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. As of December 31, 2012, the Company held 34,450 of such shares with a fair value of $76,000, based on the $2.21 closing price of such stock on December 31, 2012.

At March 31, 2013, the Company had an obligation to distribute 24,490 shares of Codexis, Inc. common stock to holders of the Company’s restricted stock awards. The fair value of this obligation of $59,000 is determined based on the $2.39 closing price of such stock on March 28, 2013. As of December 31, 2012, the obligation totaled $75,000, based on 33,988 shares of such stock with a $2.21 closing price on December 31, 2012. As the fair value was based on a quoted price in an active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above.

4. Repurchases of Common Stock

From December 2009 through March 31, 2013, the Company repurchased a total of 12,506,627 shares of its common stock for a total cost of approximately $67.9 million. As further summarized below, these stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

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

In January 2012, the Company announced a new stock repurchase program under which it was authorized to purchase up to $10.0 million of its common stock through December 31, 2012. For the year ended December 31, 2012, the Company repurchased 279,270 shares of its common stock under this program at an aggregate cost of approximately $1.5 million. In November 2012, the Company announced the extension of this stock repurchase program through December 31, 2013. There were no repurchases of common stock during the three months ended March 31, 2013.

The table below summarizes the Company’s repurchases of its common stock since 2009:

Period	Total Number of Shares Purchased	Total Costs, Net of Fees (In thousands)
Twelve months ended December 31, 2009	7,345,103	$39,170
Twelve months ended December 31, 2010	2,637,965	14,889
Twelve months ended December 31, 2011	2,244,289	12,256
Twelve months ended December 31, 2012	279,270	1,536
Three months ended March 31, 2013	—	—

Total	12,506,627	$67,851

5. Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as executive chairman of the Company’s board of directors. The consulting agreement, as amended to date, provides for consulting fees payable to Waverley of $50,000 per month. The consulting agreement also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 for each of the three month periods ended March 31, 2012 and 2013. At March 31, 2013, $50,000 pertaining to this consulting agreement was recorded within accounts payable on the Company’s condensed consolidated balance sheet.

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

Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. This includes the distribution of approximately $100.0 million in cash to our stockholders in September 2012 and the receipt of a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in May 2012 in connection with our sale of certain hematology assets to Bayer in July 2008. This also includes the receipt of $76.0 million in cash in May 2011 in connection with the sale of all of our interests in Perseid Therapeutics LLC, or Perseid, to a subsidiary of Astellas Pharma Inc., or Astellas. Perseid was a former majority-owned subsidiary that included substantially all of our research and development operations and personnel. In addition, from December 2009 through March 31, 2013, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million. In connection with these and other transactions, we have returned over $250.0 million in cash and property to our stockholders since 2009 primarily through our distributions of cash and repurchases of our stock.

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

We currently have four employees, all of whom are engaged in general and administrative activities, and we have significantly curtailed our operations and decreased our operating expenses. However, we expect our operating expenses to increase if we pursue any strategic combination or other transactions.

At present, we have no significant source of recurring revenues. Our cash, cash equivalents and short-term investments totaled $81.1 million as of March 31, 2013.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiary, Maxygen ApS. Our condensed consolidated financial statements also include the amounts of our former majority-owned subsidiary, Maxygen Holdings LLC (through its dissolution on June 21, 2012), and our former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements. Technology and license revenue recorded in each of the three month periods ended March 31, 2013 and 2012 consisted of certain miscellaneous licensing fees received from third parties.

Research and Development Expenses

Our research and development expenses have historically consisted of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. As a result of the acquisition of Perseid by Astellas in May 2011, our research and development expenses have been substantially reduced and are currently attributable to limited research and development activities related to our MAXY-G34 product candidate. Research and development expenses were $2,000 in the three months ended March 31, 2013, compared to $65,000 in the three months ended March 31, 2012. Research and development expenses in the three months ended March 31, 2012 included limited stability and other testing of our MAXY-G34 product candidate.

We expect our research and development expenses to continue to be limited and maintained well below historical levels. However, any further development of our MAXY-G34 product candidate that we may undertake in connection with a potential strategic combination or other transaction could result in a significant increase in our research and development expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums, business consultants and professional expenses, such as expenditures for legal, accounting services and board fees. General and administrative expenses were $2.2 million in the three months ended March 31, 2013, compared to $2.8 million in the three months ended March 31, 2012. The decrease in our general and administrative expenses was primarily attributable to a decrease in salary and related costs as a result of lower headcount and a reduction in consulting expenses and professional expenses, including accounting and tax services. These decreases were partially offset by an increase in stock compensation expense due to an increase in the valuation of our contingent performance units, or CPUs.

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

Gain on Distribution of Equity Securities

In connection with the distribution to our stockholders on December 14, 2010 of substantially all of the Codexis, Inc. common stock we held, we retained shares of such stock on behalf of the holders of certain outstanding equity awards. As of March 31, 2013, we held 25,463 shares of such stock. In the three months ended March 31, 2013 and 2012, we recorded a gain on distribution of equity securities of $23,000 and $75,000, respectively, as a result of the release of such stock pursuant to the vesting of restricted stock awards.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash, cash equivalents and short-term investments, change in value of stock portion of distribution payable, foreign currency gains or losses, and other expenses. Amounts included in interest income, net, are as follows (in thousands):

	Three months ended March 31,
	2012	2013
Interest income	$6	$10
Change in value of stock portion of distribution payable	165	(7)
Foreign exchange gains (losses)	8	(7)

Total interest and other income (expense), net	$179	$(4)

The decrease in interest income and other income (expense), net from the 2013 period to the 2012 period was primarily as a result of the change in value of the stock portion of distribution payable.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through the sale or license of various assets, the public offerings and private placements of equity securities and research and development funding from collaborators and government grants. As of March 31, 2013, we had $81.1 million in cash, cash equivalents and short-term investments.

From December 2009 through March 31, 2013, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million. These repurchases were conducted through a “Dutch auction” tender offer, private transactions, and under various open market repurchase programs. We have not repurchased any stock during the three months ended March 31, 2013 under our current open market repurchase program, which is scheduled to expire on December 31, 2013.

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

Net cash used in operating activities was $1.5 million in the three months ended March 31, 2013, compared to $2.6 million in the comparable period in 2012. The net cash used in operating activities in the 2013 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items, and a reduction in other accrued liabilities, partially offset by an increase in accrued compensation. The net cash used in operating activities in the 2012 period was primarily attributable to a loss from continuing operations, adjusted to exclude certain non-cash items and a reduction in other accrued liabilities. The non-cash adjustments to reconcile loss from continuing operations to net cash used in operating activities included $526,000 and $616,000 in non-cash stock compensation in the 2012 and 2013 periods, respectively.

Net cash used provided by investing activities was $1,000 in the three months ended March 31, 2013, compared to net cash used in investing activities of $8.0 million in the comparable period in 2012. The net cash provided by investing activities in the 2013 period reflected purchases of available-for-sale securities at a comparable level to maturities of such securities. The net cash used in investing activities during the 2012 period was primarily attributable to purchases of available-for-sale securities.

Net cash used in financing activities was $256,000 in the three months ended March 31, 2013, compared to $1.7 million in the comparable period in 2012. The net cash used in financing activities during 2013 was primarily due to the distribution of cash, upon vesting, to holders of restricted stock awards. The net cash used in financing activities during 2012 was primarily due to repurchases of our common stock.

The following are contractual commitments as of March 31, 2013, consisting solely of our operating lease obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$113	$113	$—	$—	$—

Total	$113	$113	$—	$—	$—

As of March 31, 2013, we had $81.1 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Given that we continue to have large cash reserves, our board of directors expects to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our limited future operational requirements. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

The amount and timing of any future distributions will also be largely dependent upon any amounts we consider appropriate to retain in order to pursue our ongoing strategic evaluation and to provide adequate reserves for any potential future liabilities and claims, such as liabilities and claims resulting from any potential future tax audits or legal proceedings. While we are not currently under audit by the Internal Revenue Service, party to any material legal proceedings or otherwise aware of any potential or threatened claims, we cannot predict the likelihood or outcome of any potential future tax audits, legal proceedings or other claims. Any such audits, legal proceedings or claims may result in material liabilities, such as adjustments, damages, penalties, interest and other amounts. The possibility of such audits, legal proceedings or claims and our need to reserve amounts from time to time that we deem appropriate to cover any possible exposure from such matters could impede our ability to enter into a strategic transaction or effect a wind-down or dissolution and could significantly delay, and if they ultimately materialize, diminish, any future distributions to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

We are exposed to market risks, including changes in interest rates. There were no significant changes in our market risk exposures during the three months ended March 31, 2013. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 1A. RISK FACTORS

The following risk factor materially amends a risk factor previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2012. Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2012.

Potential future liabilities and claims, such as liabilities and claims resulting from any potential future tax audits or potential future legal proceedings, may result in material liabilities that could cause our stock price to decline or could impede our ability to enter into a strategic transaction or could significantly diminish or delay potential future distributions to our stockholders.

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

While the Internal Revenue Service, or IRS, has concluded examinations of our federal tax returns for the 2008, 2009 and 2010 tax years without assessing any adjustments, there can be no assurances that the IRS will not commence a future examination of any other tax returns, or reopen its examination of any previously audited tax return, and assess material adjustments, penalties, interest and other amounts in connection with any such potential future examination.

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

We cannot predict the likelihood or outcome of any potential future tax audits or legal proceedings and cannot guarantee the outcome of any such audits or legal proceedings. Any such audits or legal proceedings may result in material liabilities, such as adjustments, damages, penalties, interest and other amounts. The possibility of such audits and legal proceedings and our need to reserve amounts from time to time that we deem appropriate to cover any possible exposure from such potential future audits and legal proceedings could impede our ability to enter into a strategic transaction or effect a wind-down or dissolution and could significantly delay, and if they ultimately materialize, diminish, any future distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On January 10, 2012, we announced that our board authorized a new stock repurchase program under which we were authorized to purchase up to $10.0 million of our common stock through December 31, 2012. In November 2012, we announced the extension of this stock repurchase program through December 31, 2013. There were no stock repurchase activities from January 1, 2013 through March 31, 2013. The approximate dollar value of shares that may yet be purchased is $8.5 million at March 31, 2013.

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

MAXYGEN, INC.

May 3, 2013	By:	/s/ James R. Sulat
James R. Sulat
Chief Executive Officer & Chief Financial Officer