Form 10-Q
period 2013-06-30
MAXYGEN INC
filed 2013-08-07
CIK 1068796

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 27,788,749 shares of the registrant’s common stock, $0.0001 par value per share, outstanding, which is the only class of common or voting stock of the registrant issued.

MAXYGEN, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

INDEX

Part I FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013 (unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2012 and June 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and June 30, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	19

Item 4: Controls and Procedures	19

Part II OTHER INFORMATION

Item 1: Legal Proceedings	21

Item 1A: Risk Factors	21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3: Defaults Upon Senior Securities	32

Item 4: Mine Safety Disclosures	32

Item 5: Other Information	32

Item 6: Exhibits	32

SIGNATURES	33

This report and the disclosures herein include, on a consolidated basis, the business and operations of Maxygen, Inc. and its wholly-owned subsidiary, Maxygen ApS (through its dissolution on June 13, 2013). In this report, “Maxygen,” the “company,” “we,” “us” and “our” refer to such consolidated entities, unless, in each case, the context indicates that the disclosure applies only to a named subsidiary.

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

These statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Form 10-K for the year ended December 31, 2012 and in this report, including the factors described in the section entitled “Item 1A—Risk Factors” and “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our Current Reports on Form 8-K and other SEC filings. While we may elect to update these forward-looking statements at some point in the future, Maxygen is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events, or otherwise, except to the extent required by applicable law.

Forward-Looking Statements about the Proposed Plan of Dissolution

This Quarterly Report on Form 10-Q contains forward-looking statements about our proposed plan of dissolution. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements involve risks and uncertainties that may cause results to differ materially from those set forth in these statements. Such risks and uncertainties include, but are not limited to, our ability to obtain stockholder approval of the proposed dissolution, our ability to accurately estimate the amounts required to pay all operating expenses, as well as other known, non-contingent liabilities, through the dissolution and wind-down process, our ability to settle, make reasonable provision for or otherwise resolve our liabilities and obligations, including the establishment of an adequate contingency reserve; the precise nature, amount and timing of any distributions to stockholders; the possibility that any distributions to stockholders, including our proposed initial liquidating distribution could be diminished and/or delayed by, among other things, sales of our assets, claim settlements with creditors, unexpected or greater than expected expenses; the possibility that distributions to stockholders may take several years to complete; the possibility that our Board of Directors could elect to abandon or delay implementation of the dissolution; the possibility that our stockholders could be liable to our creditors in the event we fail to create an adequate contingency reserve to satisfy claims against us; and our ability to evaluate alternatives or recommence our operations in the event that our stockholders do not approve the dissolution. These risks and uncertainties are further detailed in the definitive proxy statement we filed with the SEC on June 28, 2013 and from time to time in other relevant materials filed with the SEC. While we may elect to update these forward-looking statements at some point in the future, we are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events, or otherwise, except to the extent required by applicable law.

Additional Information about the Proposed Plan of Dissolution and Where to Find it

This Quarterly Report on Form 10-Q does not constitute a solicitation of any vote or approval. In connection with the proposed plan of dissolution, we filed a definitive proxy statement with the SEC on June 28, 2013 and have filed other relevant materials with the SEC. We may also file other relevant documents with the SEC regarding the proposed dissolution. INVESTORS ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC (IF AND WHEN THEY BECOME AVAILABLE) BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT US AND THE PLAN OF DISSOLUTION. You may obtain a free copy of the proxy statement and the other relevant materials (if and when they become available), and any other documents filed by us with the SEC, at the SEC’s web site at http://www.sec.gov. A free copy of the proxy statement and other documents filed with the SEC may also be obtained by directing a written request to: Maxygen, Inc., Attn: Secretary, 411 Borel Avenue, Suite 616, San Mateo, CA 94402, or by accessing the “Investor Relations” section of Maxygen’s website at www.maxygen.com. Shareholders are urged to read the proxy statement and the other relevant materials (if and when they become available) before making any voting or investment decision with respect to the plan of dissolution.

We and our executive officers and directors may be deemed to be participants in the solicitation of proxies from our stockholders with respect to the proposed plan of dissolution. Information regarding their direct or indirect interests, by security holdings or otherwise, in the solicitation is available in the proxy statement we filed with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXYGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,784	$74,383
Short-term investments	19,996	5,000
Available-for-sale investment in equity securities	76	22
Prepaid expenses and other current assets	252	199

Total current assets	83,108	79,604
Property and equipment, net	113	87

Total assets	$83,221	$79,691

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245	$381
Accrued compensation	947	2,142
Distribution payable	1,002	607
Other accrued liabilities	505	297

Total current liabilities	2,699	3,427
Non-current distribution payable	283	—
Other non-current liabilities	52	52
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,512,340 and 27,670,228 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	3	3
Additional paid-in capital	212,008	213,167
Accumulated other comprehensive income (loss)	(172)	23
Accumulated deficit	(131,652)	(136,981)

Total stockholders’ equity	80,187	76,212

Total liabilities and stockholders’ equity	$83,221	$79,691

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(unaudited)
Technology and license revenue	$30,000	$—	$30,006	$3
Operating expenses:
Research and development	—	2	65	4
General and administrative	2,418	2,990	5,185	5,141

Total operating expenses	2,418	2,992	5,250	5,145
Income (loss) from operations	27,582	(2,992)	24,756	(5,142)
Gain on distribution of equity securities	68	37	143	60
Interest and other income (expense), net	(10)	(243)	169	(247)

Income (loss) before income taxes	27,640	(3,198)	25,068	(5,329)
Income tax expense	(70)	—	(70)	—

Net income (loss)	27,570	(3,198)	24,998	(5,329)
Net income attributable to non-controlling interests	450	—	450	—

Net income (loss) attributable to Maxygen, Inc.	$27,120	$(3,198)	$24,548	$(5,329)

Other comprehensive income (loss):
Total change in other comprehensive income (loss)	33	212	(806)	195

Comprehensive income (loss) attributable to Maxygen, Inc.	$27,153	$(2,986)	$23,742	$(5,134)

Basic net income (loss) per share attributable to Maxygen, Inc.	$1.00	$(0.12)	$0.90	$(0.19)
Diluted net income (loss) per share attributable to Maxygen, Inc.	$0.99	$(0.12)	$0.90	$(0.19)
Shares used in basic net income (loss) per share calculations	27,250	27,581	27,241	27,549
Shares used in diluted net income (loss) per share calculations	27,388	27,581	27,424	27,549

See accompanying notes.

MAXYGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2012	2013
	(unaudited)
Operating activities
Net income (loss)	$24,998	$(5,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27	26
Gain on distribution of equity securities	(143)	(60)
Non-cash stock compensation	1,248	1,368
Amortization of discount on investments	(14)	(8)
Income tax expense	70	—
Loss (gain) on disposal of fixed assets	4	—
Valuation of stock portion of distribution payable	(161)	4
Translation adjustment related to dissolution of subsidiary	—	252
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	115	53
Deposits and other non-current assets	124	—
Accounts payable	186	136
Accrued compensation	(357)	1,009
Other accrued liabilities	(486)	(208)

Net cash provided by (used in) operating activities	25,611	(2,757)

Investing activities
Purchase of available-for-sale securities	(37,975)	(4,999)
Maturities of available-for-sale securities	5,000	20,000
Acquisition of property and equipment	(27)	—

Net cash provided by (used in) investing activities	(33,002)	15,001

Financing activities
Cash distributions paid to common stockholders	(207)	(622)
Net liquidating dividend of subsidiary	(659)	—
Proceeds from issuance of common stock, net of stock repurchased to settle employee tax obligations	(48)	(23)
Repurchase of common stock	(1,536)	—

Net cash used in financing activities	(2,450)	(645)

Net increase (decrease) in cash and cash equivalents	(9,841)	11,599
Cash and cash equivalents at beginning of period	154,572	62,784

Cash and cash equivalents at end of period	$144,731	$74,383

See accompanying notes.

MAXYGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. The information as of June 30, 2013, and for the three and six months ended June 30, 2012 and 2013, includes all adjustments (consisting only of normal recurring adjustments) that the management of Maxygen, Inc. (the “Company”) believes necessary for fair presentation of the results for the periods presented. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

On May 30, 2013, the Company’s Board of Directors approved the dissolution and liquidation of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”). The Dissolution is subject to approval by the stockholders of the Company and the Company is seeking stockholder approval of the Dissolution at its annual meeting of stockholders, currently scheduled to be held on August 12, 2013.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the amounts of Maxygen, Inc. and the Company’s wholly-owned subsidiary, Maxygen ApS (through its dissolution on June 13, 2013). The Condensed Consolidated Financial Statements also include the amounts of the Company’s former majority-owned subsidiary, Maxygen Holdings LLC (through its dissolution on June 21, 2012), and its former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012).

Prior to the dissolution of its majority-owned subsidiary, Maxygen Holdings, LLC, on June 21, 2012, the Company was the primary beneficiary of Maxygen Holdings LLC. In May 2010, the Company sold a minority membership interest in Maxygen Holdings LLC to a third party for $200,000 in cash and a contingent promissory note. In connection with its dissolution, Maxygen Holdings LLC issued a liquidating dividend to each of its members and, as a result, the third party received $659,000. Prior to the dissolution, amounts pertaining to the ownership interest held by such third party in the operating results and financial position of Maxygen Holdings LLC were reported as a non-controlling interest.

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

The following table presents a reconciliation of the numerators and denominators of the basic and dilutive net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Numerator:
Numerator for basic and diluted income (loss) attributable to Maxygen, Inc.	$27,120	$(3,198)	$24,548	$(5,329)
Denominator:
Basic and diluted:
Weighted-average shares used in computing basic net income (loss) per share	27,250	27,581	27,241	27,549
Effect of dilutive securities	138	—	183	—

Weighted-average shares used in computing diluted net income (loss) per share	27,388	27,581	27,424	27,549

Basic net income (loss) per share attributable to Maxygen, Inc.	$1.00	$(0.12)	$0.90	$(0.19)
Diluted net income (loss) per share attributable to Maxygen, Inc.	$0.99	$(0.12)	$0.90	$(0.19)

The total number of shares excluded from the calculations of diluted net income (loss) per share was approximately 5,413,000 options and 11,000 shares of restricted stock at June 30, 2012 and 4,238,000 options and 118,500 shares of restricted stock at June 30, 2013. These securities have been excluded from the calculation of diluted net income (loss) per share as their effect is anti-dilutive.

Comprehensive Income (loss)

Comprehensive income (loss) is primarily comprised of net income (loss), net unrealized gains or losses on available-for-sale securities, net of reclassification adjustments for gains (losses) included in net (income) loss, and their related tax effects and the impact of foreign currency translation.

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Net income (loss) attributable to Maxygen, Inc.	$27,120	$(3,198)	$24,548	$(5,329)
Non-cash translation adjustment related to dissolution of subsidiary	—	252	—	252
Changes in unrealized gains on available-for-sale investments	31	(3)	(733)	3
Reclassification adjustments for gains included in net income (loss)	(68)	(37)	(143)	(60)
Tax effects of changes in unrealized gains on available-for-sale investments	70	—	70	—

Total change in other comprehensive income (loss)	33	212	(806)	195

Comprehensive income (loss)	$27,153	$(2,986)	$23,742	$(5,134)

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

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	December 31, 2012	June 30, 2013
Unrealized gains on available-for-sale investments	$80	$23
Foreign currency translation adjustments	(252)	—

Accumulated other comprehensive income (loss)	$(172)	$23

Stock-Based Compensation

For the three months ended June 30, 2012 and 2013, stock-based compensation expense of $722,000 and $752,000, respectively, was allocated entirely to general and administrative expense. For the six months ended June 30, 2012 and 2013, stock-based compensation expense of $1,248,000 and $1,368,000, respectively, was allocated entirely to general and administrative expense.

Stock Options

Stock options are generally scheduled to vest over four years and all options expire no later than 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no stock options granted to employees during each of the three and six months ended June 30, 2012 and 2013. For the three months ended June 30, 2012 and 2013, stock-based compensation expense associated with stock options was $191,000 and $180,000, respectively. For the six months ended June 30, 2012 and 2013, stock-based compensation expense associated with stock options was $368,000 and $364,000, respectively. In connection with the Dissolution, the Company’s Board of Directors approved the accelerated vesting in full of all stock option awards that remained outstanding and unvested, effective July 31, 2013.

Restricted Stock Awards

The Company has granted restricted stock awards (“RSAs”) under its 2006 Equity Incentive Plan (the “2006 Plan”) to certain employees and members of its board of directors. RSAs are generally scheduled to vest over four years. The 2006 Plan and related award agreement provide for forfeiture in certain events, such as voluntary termination of employment, and for acceleration of vesting in certain events, such as termination of employment without cause or a change in control of the Company. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. The Company did not grant any RSAs in the three and six months ended June 30, 2013. In the three and six months ended June 30, 2012, the Company granted RSAs to its board members representing an aggregate of 40,000 shares of Company common stock. For the three months ended June 30, 2012 and 2013, the Company recognized approximately $378,000 and $433,000, respectively, in stock-based compensation expense related to its RSAs. For the six months ended June 30, 2012 and 2013, stock-based compensation expense associated with RSAs was $829,000 and $819,000, respectively. At June 30, 2013, the unrecognized compensation cost related to these awards was approximately $567,000, which is expected to be recognized on a straight-line basis over the requisite service period through June 2016. In accordance with the standard terms of the RSAs, all RSAs that remain outstanding and unvested would be accelerated and vest in full in connection with the Dissolution. In such case, all remaining unamortized expense would be immediately recognized in conjunction with accelerated vesting.

Contingent Performance Units

In September 2009, the Company granted contingent performance units (“CPUs”) under the 2006 Plan to all employees and board members who held options to purchase the Company’s common stock, and since that date the Company has also granted CPUs in connection with the grant of new stock option awards. CPUs vest on the earliest to occur of (i) a change in control of the Company, (ii) a corporate dissolution or liquidation of the Company, (iii) an involuntary termination of employment without cause, or (iv) the fourth anniversary of the grant date (the “Settlement Date”), generally so long as the holder continues to provide services for the Company on a continuous basis from the grant date to the Settlement Date. The CPUs are designed to protect holders of the Company’s stock options against a reduction in the share price of the Company’s common stock resulting from dividends or distributions to the Company’s stockholders, which could negatively affect outstanding options held by option holders of the Company since the options would not otherwise participate in any dividends or distributions to the Company’s stockholders. The earned value of any vested CPU will generally be settled in shares of common stock of the Company, but may also be settled entirely in cash. All unvested CPUs remaining following the Settlement Date will expire immediately. As noted above, in accordance with the standard terms of the CPU awards, all awards that remain outstanding would be accelerated and settled in connection with the Dissolution and, to the extent the Dissolution is approved by the Company’s stockholders, the Company’s Board of Directors has authorized that all remaining CPU awards be settled entirely in cash.

These awards were remeasured at estimated fair value as of June 30, 2013, as required for liability awards. During the six months ended June 30, 2012, approximately $42,000 in cash was paid to settle vested CPUs. During the six months ended June 30, 2013, approximately $12,000 in cash was paid to settle vested CPUs. The fair value of the remaining CPUs was approximately $1.0 million at June 30, 2013. The Company used the intrinsic value to measure the fair value of such awards at June 30, 2013. Given the majority of the awards’ proximity to their respective settlement dates, the Company does not believe there would be a material difference in the total fair value of such awards using the Monte Carlo simulation model, which was used in all prior periods, compared with using the intrinsic value method. The intrinsic value of such awards was based on the closing prices of Maxygen and Codexis’ common stock on June 28, 2013, which were $2.48 and $2.21, respectively. The fair value of such awards in all periods prior to June 30, 2013 was determined based on a Monte Carlo simulation using the following assumptions:

As of June 30, 2012
Expected dividend yield	0%
Risk-free interest rate range	0.21% – 0.38%
Expected life	1.23 – 2.92 years
Expected volatility of Maxygen, Inc. common stock	21.8% to 36.5%
Expected volatility of Codexis, Inc. common stock	63.0% to 67.5%

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

The Company recorded compensation expense of approximately $153,000 and $139,000 in the three months ended June 30, 2012 and 2013, respectively, related to changes in the fair value of the CPU liability within General and administrative expenses. The Company recorded compensation expense of approximately $51,000 and $185,000 in the six months ended June 30, 2012 and 2013, respectively, related to changes in the fair value of the CPU liability within General and administrative expenses. As the CPUs are accounted for as liability awards, the Company re-measures their fair value at each reporting date and records compensation expense utilizing a straight-line attribution method.

2. Cash Equivalents and Investments

The Company’s cash equivalents and investments as of June 30, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$74,383	$—	$—	$74,383
U.S. Treasury securities	4,999	1	—	5,000
Available-for-sale investment in equity securities	—	22	—	22

Total	79,382	23	—	79,405
Less amounts classified as cash equivalents	(74,383)	—	—	(74,383)

Total investments	$4,999	$23	$—	$5,022

The Company’s cash equivalents and investments as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$62,784	$—	$—	$62,784
U.S. Treasury securities	19,992	4	—	19,996
Available-for-sale investment in equity securities	—	76	—	76

Total	82,776	80	—	82,856
Less amounts classified as cash equivalents	(62,784)	—	—	(62,784)

Total investments	$19,992	$80	$—	$20,072

At June 30, 2013, all investments in debt securities had a contractual maturity of less than one year.

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

The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$74,383	$74,383	$—	$—
U.S. Treasury securities	5,000	5,000	—	—
Available-for-sale investment in equity securities	22	22	—	—

Total	$79,405	$79,405	$—	$—

Liabilities:
Stock portion of distribution payable	$19	$19	$—	$—

Total	$19	$19	$—	$—

	As of December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets recorded on the balance sheet:
Money market funds	$62,784	$62,784	$—	$—
U.S. Treasury securities	19,996	19,996	—	—
Available-for-sale investment in equity securities	76	76	—	—

Total	$82,856	$82,856	$—	$—

Liabilities:
Stock portion of distribution payable	$75	$75	$—	$—

Total	$75	$75	$—	$—

As of June 30, 2013, the Company held 9,978 shares of Codexis, Inc. common stock, which is reflected on the Company’s Condensed Consolidated Balance Sheet as available-for-sale investment in equity securities for $22,000. As the fair value of the Company’s investment in Codexis, Inc. common stock was based on the $2.21 closing price of such stock on June 28, 2013, and because an active market exists for such shares, the Company has classified the fair value of this asset as a Level 1 asset within the fair value hierarchy. As of December 31, 2012, the Company held 34,450 of such shares with a fair value of $76,000, based on the $2.21 closing price of such stock on December 31, 2012.

At June 30, 2013, the Company had an obligation to distribute 8,621 shares of Codexis, Inc. common stock to holders of the Company’s restricted stock awards. The fair value of this obligation of $19,000 is determined based on the $2.21 closing price of such stock on June 28, 2013. As of December 31, 2012, the obligation totaled $75,000, based on 33,988 shares of such stock with a $2.21 closing price on December 31, 2012. As the fair value was based on a quoted price in an active market, the Company classified this liability as a Level 1 liability within the fair value hierarchy and as the Stock portion of distribution payable in the table above.

4. Repurchases of Common Stock

From December 2009 through June 30, 2013, the Company repurchased a total of 12,506,627 shares of its common stock for a total cost of approximately $67.9 million. As further summarized below, these stock repurchases were conducted pursuant to a modified “Dutch auction” offer and through open market repurchases and private transactions.

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

In January 2012, the Company announced a new stock repurchase program under which it was authorized to purchase up to $10.0 million of its common stock through December 31, 2012. For the year ended December 31, 2012, the Company repurchased 279,270 shares of its common stock under this program at an aggregate cost of approximately $1.5 million. In November 2012, the Company announced the extension of this stock repurchase program through December 31, 2013. There were no repurchases of common stock during the six months ended June 30, 2013.

The table below summarizes the Company’s repurchases of its common stock since 2009:

Period	Total Number of Shares Purchased	Total Costs, Net of Fees (In thousands)
Twelve months ended December 31, 2009	7,345,103	$39,170
Twelve months ended December 31, 2010	2,637,965	14,889
Twelve months ended December 31, 2011	2,244,289	12,256
Twelve months ended December 31, 2012	279,270	1,536
Six months ended June 30, 2013	—	—

Total	12,506,627	$67,851

5. Related Party Transactions

Waverley

On April 1, 2006, the Company entered into a consulting agreement with Waverley Associates, Inc. (“Waverley”), a private investment firm for which Mr. Isaac Stein is the president and sole stockholder. Mr. Stein also currently serves as the Company’s Chief Executive Officer and Chief Financial Officer and as Executive Chairman of the Company’s Board of Directors. The consulting agreement, as amended to date, provides for consulting fees payable to Waverley of $50,000 per month. The consulting agreement also provides for automatic renewal of the agreement for successive one-year terms and a two-year notice period for termination of the agreement by either party. Total expense under this arrangement was approximately $150,000 for each of the three month periods ended June 30, 2012 and 2013 and $300,000 for each of the six month periods ended June 30, 2012 and 2013. At June 30, 2013, $50,000 pertaining to this consulting agreement was recorded within accounts payable on the Company’s condensed consolidated balance sheet.

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

7. Plan of Dissolution

On May 30, 2013, the Board of Directors of the Company approved the Dissolution pursuant to the Plan of Dissolution. The Dissolution is subject to approval by the stockholders of the Company and the Company plans to hold a stockholder meeting on August 12, 2013 to seek approval of the Dissolution.

The Plan of Dissolution contemplates an orderly wind down of the Company’s business and operations. If the Company’s stockholders approve the Dissolution, the Company intends to file a certificate of dissolution with the Delaware Secretary of State, satisfy or resolve its remaining liabilities and obligations, including but not limited to contingent liabilities and claims, lease obligations, severance for terminated employees, and costs associated with the liquidation and dissolution, and make distributions to its stockholders of cash available for distribution, subject to applicable legal requirements. Upon the filing of the certificate of dissolution, the Company intends to close its stock transfer books, discontinue recording transfers of shares of its stock, and seek relief from certain of its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company also plans to request that NASDAQ suspend trading of the Company’s common stock on the NASDAQ Global Market effective at the close of business on the date the Company files the certificate of dissolution and will seek to delist its shares of common stock from the NASDAQ Global Market as soon as practicable thereafter.

The Company currently estimates that the aggregate amount of an initial liquidating distribution to stockholders will be between $68.2 million and $69.6 million, or between $2.45 and $2.50 per share, based on 27,788,749 shares of common stock outstanding as of July 31, 2013, provided that the Board may adjust such amount at a later date to ensure there is cash remaining to satisfy any potential liabilities. The Company expects to make the initial liquidating distribution as promptly as practicable after the filing of the certificate of dissolution. Additional liquidating distributions, which could total as much as approximately $0.09 per share, may be made as the required contingency reserves are released or contingent liabilities are paid over time.

If the stockholders of the Company approve the Dissolution pursuant to the Plan of Dissolution, the ultimate values realized for the Company’s assets and ultimate amounts paid to satisfy the Company’s liabilities may differ from the carrying value recorded. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For more information regarding the Dissolution, please see the section in this report titled “Additional Information about the Proposed Plan of Dissolution and Where to Find it.”

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

Over the past several years, we have focused our efforts on maximizing stockholder value through sales, distributions and other arrangements involving our various assets. This includes the distribution of approximately $100.0 million in cash to our stockholders in September 2012 and the receipt of a final $30.0 million payment from Bayer HealthCare LLC, or Bayer, in May 2012 in connection with our sale of certain hematology assets to Bayer in July 2008. This also includes the receipt of $76.0 million in cash in May 2011 in connection with the sale of all of our interests in Perseid Therapeutics LLC, or Perseid, to a subsidiary of Astellas Pharma Inc., or Astellas. Perseid was a former majority-owned subsidiary that included substantially all of our research and development operations and personnel. In addition, from December 2009 through June 30, 2013, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million. In connection with these and other transactions, we have returned over $250.0 million in cash and property to our stockholders since 2009 primarily through our distributions of cash and repurchases of our stock.

On May 30, 2013, our Board of Directors approved the dissolution and liquidation of the Company pursuant to a plan of complete liquidation and dissolution. The dissolution is subject to stockholder approval and we are seeking stockholder approval of the dissolution at our annual meeting of stockholders, which is currently scheduled to be held on August 12, 2013. If our stockholders approve the dissolution, we intend to file a certificate of dissolution with the Delaware Secretary of State, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims, lease obligations, severance for terminated employees, and costs associated with the liquidation and dissolution, and make distributions to our stockholders of cash available for distribution, subject to applicable legal requirements. Upon the filing of the certificate of dissolution, we intend to close our stock transfer books, discontinue recording transfers of shares of our stock, and seek relief from certain of its reporting obligations under the Securities Exchange Act of 1934, as amended. We also plan to request that NASDAQ suspend trading of our common stock on the NASDAQ Global Market effective at the close of business on the date we file the certificate of dissolution and will seek to delist our shares of common stock from the NASDAQ Global Market as soon as practicable thereafter.

We currently estimate that the aggregate amount of an initial liquidating distribution to stockholders will be between $68.2 million and $69.6 million, or between $2.45 and $2.50 per share, based on 27,788,749 shares of common stock outstanding as of July 31, 2013, provided that our Board may adjust such amount at a later date to ensure there is cash remaining to satisfy any potential liabilities. We expect to make the initial liquidating distribution as promptly as practicable after the filing of the certificate of dissolution. Additional liquidating distributions, which could total as much as approximately $0.09 per share, may be made as the required contingency reserves are released or contingent liabilities are paid over time.

For more information regarding the Dissolution, please see the section in this report titled “Additional Information about the Proposed Plan of Dissolution and Where to Find it.”

At present, we have no significant source of recurring revenues. Our cash, cash equivalents and short-term investments totaled $79.4 million as of June 30, 2013 and we continue to retain all rights to our MAXY-G34 product candidate, a next-generation pegylated, granulocyte colony stimulating factor, or G-CSF, for the treatment of chemotherapy-induced neutropenia and acute radiation syndrome, or ARS.

For the purposes of this report, our continuing operations consist of the results of Maxygen, Inc. and our wholly-owned subsidiary, Maxygen ApS (through its dissolution on June 13, 2013). Our condensed consolidated financial statements also include the amounts of our former majority-owned subsidiary, Maxygen Holdings LLC (through its dissolution on June 21, 2012), and our former wholly-owned subsidiaries, Maxygen Holdings (U.S.), Inc. and Maxygen Holdings, Inc. (through their dissolution on August 9, 2012).

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

Results of Operations

Revenues

Our revenues have been derived primarily from collaboration agreements, technology and license arrangements. No technology and license revenue was recorded in the three month period ended June 30, 2013 and revenue recorded in the six month period ended June 30, 2013 consisted of certain miscellaneous licensing fees received from third parties. Technology and license revenue of $30.0 million recorded in both the three and six month periods ended June 30, 2012 consisted of revenue attributable to a payment we received in May 2012 from Bayer in connection with our sale of certain hematology assets in July 2008. While we will continue our efforts to create value from sales or other transactions involving our remaining non-cash assets, primarily consisting of our MAXY-G34 program, there can be no assurance that we will be able to consummate any transaction for the sale or other disposition of our MAXY-G34 product candidate or any other non-cash assets, and we do not otherwise expect to receive any significant source of revenue in the future.

Research and Development Expenses

Our research and development expenses have historically consisted of external collaborative research expenses (including contract manufacturing, contract research and clinical trial expenses), salaries and benefits, facility costs, supplies, research consultants, depreciation and stock compensation expense. As a result of the acquisition of Perseid by Astellas in May 2011, our research and development expenses have been substantially reduced and are currently attributable to limited research and development activities related to our MAXY-G34 product candidate. Research and development expenses were $2,000 in the three months ended June 30, 2013, while no research and development expenses were recorded in the three months ended June 30, 2012. Research and development expenses were $4,000 in the six months ended June 30, 2013, compared to $65,000 in the six months ended June 30, 2012. Research and development expenses in all periods primarily related to limited stability and other testing of our MAXY-G34 product candidate.

If our dissolution is approved by our stockholders, we expect to further reduce or eliminate all remaining research and development expenses. However, any further development of our MAXY-G34 product candidate that we may undertake in connection with a potential transaction could result in a significant increase in our research and development expenses. In addition, if our dissolution is not approved by our stockholders, we may be required to pursue other alternatives or recommence active business operations, which could result in increased research and development expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs for finance, legal, general management, business development and human resources, stock compensation expense, insurance premiums, business consultants and professional expenses, such as expenditures for legal, accounting services and board fees. General and administrative expenses were $3.0 million and $5.1 million for the three and six months ended June 30, 2013, compared to $2.4 million and $5.2 million in the comparable periods in 2012. The increase in our general and administrative expenses from the three month period ended June 30, 2012 to the comparable period of 2013 was primarily attributable to employee severance costs, which was partially offset by a decrease in salary and related costs as a result of lower headcount and a reduction in consulting expenses. Our general and administrative expenses did not change materially from the six month period ended June 30, 2012 to the comparable period of 2013, with increases in employee severance costs and stock compensation expense being offset by decreases in salary and related costs as a result of lower headcount, consulting expenses and professional expenses, including accounting and tax services.

If our dissolution is approved by stockholders, we expect to further curtail our general and administrative expenses, other than those expenses incurred in connection with our process to wind-down the company, such as severance related obligations for our remaining employees. In addition, if our dissolution is not approved by our stockholders, we may be required to pursue other alternatives or recommence active business operations, which could result in increased general and administrative expenses. Our general and administrative expenses also may increase significantly if we pursue any strategic transactions.

Gain on Distribution of Equity Securities

In connection with the distribution to our stockholders on December 14, 2010 of substantially all of the Codexis, Inc. common stock we held, we retained shares of such stock on behalf of the holders of certain outstanding equity awards. As of June 30, 2013, we held 9,978 shares of such stock. In the three and six months ended June 30, 2013, we recorded a gain on distribution of equity securities of $37,000 and $60,000, compared to $68,000 and $143,000 in the comparable periods in 2012, as a result of the release of such stock pursuant to the vesting of restricted stock awards.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, represents income earned on our cash, cash equivalents and short-term investments, change in value of stock portion of distribution payable, foreign currency gains or losses, and other expenses. Amounts included in interest income, net, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Interest income	$15	$6	$21	$16
Foreign exchange gains (losses)	(17)	—	(9)	(7)
Translation adjustment related to dissolution of subsidiary	—	(252)	—	(252)
Change in value of stock portion of distribution payable	(4)	3	161	(4)
Gain (loss) on disposal of equipment	(4)	—	(4)	—

Total interest and other income (expense), net	$(10)	$(243)	$169	$(247)

The decrease in interest income and other income (expense), net from both the three and six month periods ended June 30, 2012 to the comparable periods of 2013 was primarily due to the translation adjustment recorded as a result of the dissolution of our remaining subsidiary, Maxygen ApS, in the three months ended June 30, 2013. Also contributing to the decrease in the six months ended June 30, 2012 was a change in value of the stock portion of distribution payable.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $450,000 for each of the three and six month periods ended June 30, 2012 reflect the portion of the income of Maxygen Holdings LLC allocated to a third party member. No income attributable to non-controlling interests was recorded in the three and six month periods ended June 30, 2013 as there were no further third-party interests in any of our subsidiaries after the dissolution of Maxygen Holdings LLC in June 2012.

Liquidity and Capital Resources

Since inception, we have financed our continuing operations primarily through the sale or license of various assets, the public offerings and private placements of equity securities and research and development funding from collaborators and government grants. As of June 30, 2013, we had $79.4 million in cash, cash equivalents and short-term investments.

From December 2009 through June 30, 2013, we repurchased approximately 12.5 million shares of our common stock at an aggregate cost of approximately $67.9 million. These repurchases were conducted through a “Dutch auction” tender offer, private transactions, and under various open market repurchase programs. We have not repurchased any stock during the three or six months ended June 30, 2013 under our current open market repurchase program, which is scheduled to expire on December 31, 2013, but will be terminated earlier upon the effectiveness of our dissolution.

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

On May 30, 2013, our Board of Directors approved the dissolution and liquidation of the company pursuant to a plan of complete liquidation and dissolution. If our stockholders approve the dissolution, we currently estimate that the aggregate amount of the initial liquidating distribution to stockholders will be between $68.2 million and $69.6 million, or between $2.45 and $2.50 per share, based on 27,788,749 shares of common stock outstanding as of July 31, 2013, provided that the Board may adjust such amount at a later date to ensure there is cash remaining to satisfy any potential liabilities. We expect to make the initial liquidating distribution as promptly as practicable after the filing of the certificate of dissolution. Additional liquidating distributions, which could total as much as approximately $0.09 per share, may be made as the required contingency reserves are released or contingent liabilities are paid over time.

The amount distributable to stockholders, however, may vary substantially from the amount estimated above based on a number of factors, including the resolution of outstanding known and contingent liabilities, the possible assertion of claims that are currently unknown to us and costs incurred to wind down our business. The Board of Directors, in consultation with its advisors, has evaluated our known and potential contingent liabilities, as well as other matters, in order to make a determination about reasonable amounts to reserve, which is reflected in the estimated reserve described above. Delaware law requires that our Board of Directors make reasonable provision for contingent and unknown obligations in connection with our dissolution and liquidation, which requires that a portion of our assets be reserved until the resolution of such matters. Further, if additional amounts are ultimately determined to be necessary to satisfy any of these obligations, stockholders may receive substantially less than the current estimates.

In addition, if our dissolution is not approved by our stockholders, our Board of Directors will explore what, if any, alternatives are available to us, which may include selling all of our stock or assets, changing our business focus, continuing our efforts to identify a merger partner or a reverse merger partner, or seeking voluntary dissolution at a later time and with diminished assets. In such event, we would expect our Board of Directors also to consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of any future operational requirements. Such distributions could be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution.

Net cash used in operating activities was $2.8 million in the six months ended June 30, 2013, compared to cash provided by operating activities of $25.6 million in the comparable period in 2012. The net cash used in operating activities in the 2013 period was primarily attributable to a net loss, adjusted to exclude certain non-cash items, and a reduction in other accrued liabilities, partially offset by an increase in accrued compensation, which was largely as a result of the accrual of certain employee severance obligations. The net cash provided by operating activities in the 2012 period was primarily attributable to the $30.0 million payment received from Bayer and the resulting net income, adjusted to exclude certain non-cash items, and a reduction in other accrued liabilities and accrued compensation. The non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities included $1.2 million and $1.4 million in non-cash stock compensation in the 2012 and 2013 periods, respectively. In addition, the 2013 period included a $252,000 non-cash translation adjustment related to the dissolution of Maxygen, ApS in the three months ended June 30, 2013, while the 2012 period included an adjustment of $161,000 pertaining to the valuation of the stock portion of our distribution payable.

Net cash provided by investing activities was $15.0 million in the six months ended June 30, 2013, compared to net cash used in investing activities of $33.0 million in the comparable period in 2012. The net cash provided by investing activities in the 2013 period reflected maturities of available-for-sale securities in excess of purchases of such securities. The net cash used in investing activities during the 2012 period was primarily attributable to purchases of available-for-sale securities in excess of maturities of such securities.

Net cash used in financing activities was $645,000 in the six months ended June 30, 2013, compared to $2.5 million in the comparable period in 2012. The net cash used in financing activities during 2013 was primarily due to the distribution of cash, upon vesting, to holders of restricted stock awards. The net cash used in financing activities during 2012 was primarily due to repurchases of our common stock and the payment of a liquidating dividend to a minority investor in connection with the dissolution of Maxygen Holdings LLC, a former majority owned subsidiary.

The following are contractual commitments as of June 30, 2013, consisting solely of our operating lease obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$57	$57	$—	$—	$—

Total	$57	$57	$—	$—	$—

As of June 30, 2013, we had $79.4 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

We are exposed to market risks, including changes in interest rates. There were no significant changes in our market risk exposures during the three or six months ended June 30, 2013. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below, including risks associated with our proposed dissolution, which was approved by our Board of Directors on May 30, 2013 and remains subject to approval by our stockholders. This description includes all material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The impact and results of our ongoing strategic process, including our proposed dissolution, are uncertain and may not be successful.

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

While our Board of Directors and management devoted substantial time and effort in identifying and pursuing additional opportunities to further enhance stockholder value, on May 30, 2013, our Board of Directors reached the conclusion that it is in the best interest of the company and its stockholders to dissolve the company.

However, our dissolution is subject to numerous significant risks and uncertainties, including, but not limited to, our ability to obtain stockholder approval of the proposed dissolution, our ability to accurately estimate the amounts required to pay all operating expenses, as well as other known, non-contingent liabilities, through the dissolution and wind-down process, our ability to settle, make reasonable provision for or otherwise resolve our liabilities and obligations, including the establishment of an adequate contingency reserve; the precise nature, amount and timing of any distributions to stockholders; the possibility that any distributions to stockholders, including our proposed initial liquidating distribution could be diminished and/or delayed by, among other things, sales of our assets, claim settlements with creditors, unexpected or greater than expected expenses; the possibility that distributions to stockholders may take several years to complete; the possibility that our Board of Directors could elect to abandon or delay implementation of the dissolution; the possibility that our stockholders could be liable to our creditors in the event we fail to create an adequate contingency reserve to satisfy claims against us; and our ability to evaluate alternatives or recommence our operations in the event that our stockholders do not approve the dissolution.

As a result, given the substantial restructuring of our operations over the past several years and the significant risks and uncertainties associated with our proposed dissolution, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

If our stockholders vote against our proposed dissolution, it would be very difficult for us to continue our business operations.

If our stockholders do not approve our dissolution, our ability to continue our business operations may suffer as a result of our announced intent to dissolve and liquidate. We are not actively conducting any research and development activities, have generally ceased normal business operations and have only three full-time employees. Prospective employees, vendors and other third parties may refuse to form relationships or conduct business with us if they do not believe we will continue to operate as a going concern.

Other alternatives to dissolution have significant risks and uncertainties that may further diminish the value of Maxygen.

If our stockholders do not approve the dissolution, our Board of Directors will explore what, if any, alternatives are available for the future of Maxygen, particularly in light of the fact that we have commenced the process of winding up our business and will continue to incur net losses for the foreseeable future. Our business operations have been substantially curtailed, and rehiring employees and reinitiating active business operations in a timely and cost-effective manner may not be possible. Any such decision to recommence active business operations could result in the expenditure of cash and other resources that would otherwise be available to distribute to our stockholders.

Other possible alternatives, including selling all of our stock or assets, changing our business focus, continuing our efforts to identify a merger partner or a reverse merger partner, or seeking voluntary dissolution at a later time and with diminished assets, are likewise subject to risks and may prove to be disadvantageous to our stockholders compared to the dissolution of Maxygen and return of cash to our stockholders. If our stockholders do not approve the dissolution, we expect that our cash resources will continue to diminish and we would face risks related to continuing our historical business described in this proxy statement. These risks could materially and adversely affect our business, financial condition or operating results and the value of our common stock, and you may lose all or part of your investment.

The dissolution and liquidation of the company, if approved by stockholders, may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our stockholders.

If our stockholders approve our plan of liquidation and dissolution, we will be required, as part of the liquidation process under Delaware law, to pay our outstanding obligations and to make reasonable provision for contingent obligations, as well as unknown obligations that could arise during the dissolution process or during the post-dissolution period, including potential tax liabilities and potential claims in litigation.

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

Our Board of Directors expects to continue its evaluation of potential strategic business combinations and other transactions. We may not be successful in identifying or implementing any such transaction and any strategic transactions that we may consummate in the future could have negative consequences.

If, prior to our dissolution, we receive an offer for a strategic business combination or other transaction that will, in the view of our Board of Directors, provide superior value to stockholders compared to the value of the estimated distributions under the proposed dissolution, taking into account all factors that could affect valuation, including timing and certainty of payment and closing, proposed terms and other factors, the proposed dissolution could be abandoned in favor of such a transaction.

Even if our stockholders approve the dissolution, our Board of Directors has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the dissolution if such action is determined to be in our best interests and in the best interests of our stockholders, in order, for example, to permit us to pursue new business opportunities or strategic transactions.

Any such decision to abandon or delay implementation of the dissolution may result in us incurring additional operating costs and liabilities, which could reduce the amount available for distribution to our stockholders.

In addition, there can be no assurance that we would be able to successfully consummate any particular strategic transaction. The process of evaluating such potential transaction may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any such transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. For example, a transaction may require us to increase our near and long-term expenditures, pose significant integration challenges or result in dilution to our existing stockholders. Accordingly, there can be no assurances that any business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Even if the proposed dissolution is not approved by our stockholders, we may make additional distributions to our stockholders of a portion of our cash resources, which may restrict our funds available for other actions and negatively affect the market price of our securities.

Given that we continue to have large cash reserves, if the proposed dissolution is not approved by our stockholders, our Board of Directors may consider and evaluate additional distributions to our stockholders of a portion of our cash resources in excess of our future operational requirements, amounts we consider appropriate to pursue any additional strategic evaluation and adequate reserves for potential future liabilities. Such distributions may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable depending on the circumstances of such distribution. Any such distribution may not have the effects anticipated by our Board of Directors and may instead harm the market price and liquidity of our securities or result in unintended tax consequences. The full implementation of any additional distribution could use a significant portion of our remaining cash reserves, and this use of cash could limit our future flexibility to operate our business, invest in our existing assets or pursue other transactions.

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

If we are unable to sell our remaining non-cash assets, including our MAXY-G34 program, or if such sales take longer than expected, our stockholders may be unable to realize any value for these assets or receive any additional liquidating distributions related to such assets.

Our remaining non-cash assets consist primarily of our MAXY-G34 program and related intellectual property rights. To date, we have not been successful in identifying any potential transaction for the MAXY-G34 program and there can be no assurance that we will be successful in identifying and consummating any such transaction during the wind-down and dissolution process. If we are unable to consummate any transaction for the sale or other disposition of our MAXY-G34 product candidate or any other non-cash assets, stockholders may be unable to realize any value for these assets or receive any additional liquidating distributions related to such assets.

Moreover, we have incurred, and may in the future incur, significant costs related to the continued evaluation of potential strategic options for our MAXY-G34 product candidate, including research and development expenses that we may incur in connection with any potential transaction, as well as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such transaction is completed. These expenses will decrease the remaining cash available for use in our business or the execution of our strategic plan and may diminish or delay any future liquidating or other distributions to our stockholders.

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

As of July 31, 2013, we had three full-time employees and we will rely heavily on the services of our existing employees to manage our ongoing operations and execute our strategic plans. The loss of services from any of our existing employees could substantially disrupt our operations. To be successful and achieve our strategic objectives, we must retain qualified personnel. Our recent restructurings and the continued review of our strategic options may create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including the de-listing of our common stock from The NASDAQ Global Market, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in significant expenses and a diversion of management’s time from other business activities.

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

As of June 30, 2013, we had $79.4 million in cash, cash equivalents and short-term investments. While we maintain an investment portfolio typically consisting of money market funds, U.S. Treasury securities and short-term commercial paper and have not experienced any liquidity issues with respect to these securities, we may experience reduced liquidity with respect to some of our investments if current levels of market disruption and volatility continue or worsen. Under extreme market conditions, there can be no assurance that we would be able to preserve our cash balances or that such sources would be available or sufficient for our business.

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

The trading prices of life science company stocks in general have experienced significant price fluctuations in the last several years and broad market and industry factors may decrease the trading price of our common stock, regardless of our performance or financial condition. In addition, our stock price could be subject to wide fluctuations in response to factors including the following:

•	our implementation, or our failure to implement, the proposed plan of dissolution;

•	our consummation, or our failure to consummate, any strategic transaction;

•	our implementation, or our failure to implement, any additional distributions of our cash resources to stockholders;

•	conditions or trends in the biotechnology and life science industries;

•	changes in the market valuations of other biotechnology or life science companies;

•	developments in domestic and international governmental policy or regulations;

•	changes in general economic, political and market conditions, such as recessions, interest rate changes, terrorist acts and other factors;

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

Other Risks Related to the Proposed Plan of Dissolution

The amount we distribute to our stockholders in the initial liquidating distribution may be substantially less than the estimates set forth in our proxy statement and we cannot assure you of the exact timing of the initial liquidating distribution.

At present, we cannot determine with certainty the timing or amount of our initial liquidating distribution to our stockholders. The amount of cash ultimately distributed to our stockholders in the initial liquidating distribution and the timing of such distribution depends on, among other things, the amount of our liabilities, obligations and expenses and claims against us, and the amount of the reserves that we establish during the liquidation process. Our estimates of these amounts may be inaccurate. Factors that could impact our estimates and the timing of the initial distribution include the following:

•	if any of the estimates regarding the dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;

•	if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders;

•

if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the company, are inaccurate; and

•	if we are unable to obtain relief from certain reporting requirements under the Exchange Act, we will continue to incur significant expenses related to ongoing reporting obligations.

If any of the foregoing occurs, the amount we initially distribute to our stockholders may be substantially less than the amount we currently estimate and the timing of such initial distribution could be delayed.

We cannot assure you of the exact amount or timing of any additional liquidating distributions to our stockholders under the plan of dissolution and any such distributions may be substantially less than the estimates set forth in our proxy statement.

The dissolution and liquidation process is subject to numerous uncertainties, and may not result in any capital remaining for additional liquidating distributions to our stockholders following the initial liquidating distribution. The precise amount and timing of any additional liquidating distribution to our stockholders will depend on and could be delayed or diminished due to many factors, including, without limitation:

•

if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the basis that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations;

•	if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve;

•	if we are unable to sell our remaining non-cash assets or if such sales take longer than expected;

•	if we are subject to future tax audits or incur material tax liabilities, such as adjustments, penalties, interest and other amounts; or

•	if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected.

If any of the foregoing occurs, any additional liquidating distributions may be substantially less than the estimates set forth in this proxy statement.

In addition, under the DGCL, claims and demands may be asserted against us at any time during the three years following the effective date of the filing of the certificate of dissolution. Accordingly, our Board of Directors may obtain and maintain insurance coverage for such potential claims. Our Board of Directors also expects to set aside a reserve of between $11.5 million and $12.9 million, and may also set aside additional amounts of cash or other assets as a reserve to satisfy claims against and obligations that may arise during the three-year period following the effective date of the filing of the certificate of dissolution. As a result of these factors, we may retain for distribution at a later date, some or all of the estimated amounts that we expect to distribute to stockholders.

We may not be able to settle all of our liabilities to creditors, which may delay or reduce liquidating distributions to our stockholders.

We have current and future liabilities to creditors. Our estimated distributions to stockholders takes into account all of our known liabilities and certain possible contingent liabilities and our best estimate of the amount reasonably required to satisfy such liabilities. As part of the wind-down process, we will attempt to settle all liabilities with our creditors. We cannot assure you that unknown liabilities that we have not accounted for will not arise, that we will be able to settle all of our liabilities or that they can be settled for the amounts we have estimated for purposes of calculating the range of distribution to stockholders. If we are unable to reach an agreement with a creditor relating to a liability, that creditor may bring a lawsuit against us. Amounts required to settle liabilities or defend lawsuits in excess of the amounts estimated by us will reduce the amount of net proceeds available for distribution to stockholders.

Our Board of Directors may abandon or delay implementation of the dissolution even if approved by our stockholders.

Even if our stockholders approve the dissolution, our Board of Directors has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the dissolution if such action is determined to be in our best interests and in the best interests of our stockholders, in order, for example, to permit us to pursue new business opportunities or strategic transactions. Any such decision to abandon or delay implementation of the dissolution may result in us incurring additional operating costs and liabilities, which could reduce the amount available for distribution to our stockholders.

The payment of liquidating distributions, if any, to our stockholders could be delayed.

Although our Board of Directors has not established a firm timetable for liquidating distributions to our stockholders, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such liquidating distributions, if any, as promptly as practicable as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of any such liquidating distributions or whether any liquidating distributions will occur at all. The timing of any such liquidating distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the basis that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses could be much higher than currently anticipated and would reduce the amount of assets available for ultimate distribution to stockholders.

If we fail to create an adequate reserve for payment of our expenses and liabilities, each stockholder receiving liquidating distributions could be held liable for payment to our creditors of his, her or its pro rata share of amounts owed to creditors in excess of the reserve, up to the amount actually distributed to such stockholder in dissolution.

If the dissolution is approved by our stockholders, we expect to file a certificate of dissolution with the Delaware Secretary of State dissolving Maxygen. Pursuant to the DGCL, we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the DGCL, in the event we fail to create during this three-year period an adequate reserve for payment of our expenses and liabilities (and otherwise do not have sufficient assets for payment of our expenses and liabilities), each stockholder who receives a liquidating distribution could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the reserve, up to the amount actually distributed to such stockholder in dissolution.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

Further stockholder approval will not be required in connection with the implementation of the dissolution, including for the sale of all or substantially all of our non-cash assets as contemplated in the plan of dissolution.

The approval of the dissolution by our stockholders also will authorize, without further stockholder action, our Board of Directors to take such actions as it deems necessary, appropriate or desirable, in its absolute discretion, to implement the dissolution and the transactions contemplated thereby. Accordingly, depending on the timing of a stockholder vote on the dissolution, we may dispose of our MAXY-G34 program and any and all of our other remaining non-cash assets without further stockholder approval. As a result, our Board of Directors may authorize actions in implementing the dissolution, including the terms and prices for the sale of our MAXY-G34 program and our other remaining non-cash assets, with which our stockholders may not agree.

We intend to have our common stock delisted from the NASDAQ Global Market and our stock transfer books closed in connection with our dissolution, after which time it will not be possible for stockholders to publicly trade our stock.

We anticipate that trading in our common stock on the NASDAQ Global Market will cease at the close of business on the effective date of the filing of the certificate of dissolution with the Delaware Secretary of State and we intend to close our stock transfer books and discontinue recording transfers of our common stock at that time. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. We anticipate that the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the effective date of the filing of the certificate of dissolution, and, after such date, any distributions made by us will be made solely to the stockholders of record at the close of business on that final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. In addition, it is possible that the trading of our common stock on the NASDAQ Global Market will effectively terminate before the final record date if we are unable to meet NASDAQ’s requirements for continued listing.

We expect to apply for relief from certain reporting requirements under the Exchange Act, which may substantially reduce publicly-available information about us.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder.

Compliance with these requirements is costly and time-consuming. We anticipate that, if our stockholders approve the dissolution, in order to curtail expenses, we will, after the effective date of the filing of the certificate of dissolution, seek to suspend certain of our reporting obligations under the Exchange Act. However, the SEC may not grant any such relief, in which case we would be required to continue to bear the expense of being a public reporting company.

Our Board of Directors will be responsible for overseeing the dissolution; however, most of the current directors are expected to resign, and the Board’s authority could effectively be transferred to a liquidating trustee or some other party.

Under Delaware law, a company’s board of directors retains ultimate decision-making authority following the company’s dissolution, and therefore our Board of Directors would initially be responsible for overseeing the dissolution. We are seeking the reelection of five of our directors at the Annual Meeting. However, all directors except Mr. Stein have indicated that they expect to resign from the Board of Directors prior to or in connection with the dissolution. Mr. Stein is expected to remain the sole director of Maxygen throughout the wind-down and dissolution process, but he could resign at any time. In addition, pursuant to the dissolution, a liquidating trust could be used to complete the dissolution process, or, under Delaware law, any director, creditor, stockholder or other party showing good cause could seek court appointment of a trustee or receiver to complete the process.

If we decide to use a liquidating trust, interests of our stockholders in such a trust may not be transferable.

As discussed above, shares of our common stock generally will not be transferable following dissolution. In addition, if we were to establish a liquidating trust, the interests of our stockholders in such liquidating trust may not be transferable, which could adversely affect our stockholders’ ability to realize the value of such interests. Even if transferable, the interests are not expected to be listed on a national securities exchange, and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets. In addition, as stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

Stockholders will lose the opportunity to capitalize on potential growth opportunities from the continuation of our business.

Once we dissolve, our stockholders will lose the opportunity to participate in future growth opportunities that may have arisen if we were to continue to pursue our strategic plan and consummate an attractive strategic transaction. For example, as a public company with limited operations, we could be the target of a “reverse” acquisition, meaning the acquisition of a public company by a private company in order to bypass the costly and time consuming initial public offering process. If we file a certificate of dissolution with the Delaware Secretary of State, we will no longer be a potential target for a “reverse” acquisition of this type, and our stockholders will not receive any proceeds or interests that they would otherwise have received in such a transaction. It is possible that these opportunities could have proved to be more valuable than the liquidating distributions our stockholders would receive pursuant to the dissolution.

The members of our Board of Directors may have a potential conflict of interest in recommending approval of the dissolution.

Because of the compensation and benefits payable as a result of termination of employment or other events, an indemnification insurance policy purchased for the benefit of directors and officers and/or our continuing indemnification obligations to directors, our directors and officers may be deemed to have a potential conflict of interest in recommending approval of the dissolution.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (2) their tax basis for their shares of our common stock. Liquidating distributions pursuant to the plan of dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only when the stockholder receives our final liquidating distribution to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder’s tax basis for that share. Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the plan of dissolution.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On January 10, 2012, we announced that our board authorized a new stock repurchase program under which we were authorized to purchase up to $10.0 million of our common stock through December 31, 2012. In November 2012, we announced the extension of this stock repurchase program through December 31, 2013. There were no stock repurchase activities from January 1, 2013 through June 30, 2013. The approximate dollar value of shares that may yet be purchased is $8.5 million at June 30, 2013. Our board has authorized the termination of our existing stock repurchase program, contingent upon stockholder approval of our proposed plan of dissolution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXYGEN, INC.

August 7, 2013	By:	/s/ Isaac Stein
Isaac Stein
Chief Executive Officer & Chief Financial Officer